Form 10QSB
period 1999-03-31
INTERGOLD CORP
filed 1999-06-18
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _____ to _______

                         Commission file number 0-25455

                              INTERGOLD CORPORATION
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                                88-0365453
           ------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                    5000 Birch Street, West Tower, Suite 4000
                         Newport Beach, California 92660
                         -------------------------------
                    (Address of Principal Executive Offices)

                                 (949) 476-3611
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X       No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of June 14, 1999
-----                                       -------------------------------

Common Stock, $.00025 par value             52,022,000

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

The unaudited financial statements of Intergold Corporation (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

                              INTERGOLD CORPORATION
                          (A Development Stage Company)

                          COMPILED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1999

TABLE OF CONTENTS
-----------------

                                                                          Page
                                                                          ----

Independent Accountants' Compilation Report                                   1

Balance Sheet                                                                 2

Statements of Operations                                                      3

Statements of Cash Flows                                                      4

Notes to Financial Statements                                            5 - 12

                                               Johnson, Holscher & Company, P.C.
                                                    Certified Public Accountants




Stockholders and Board of Directors
Intergold Corporation

We have compiled the accompanying balance sheet of Intergold Corporation (a development stage company) as of March 31, 1999, and the related statements of operations, and cash flows for the three month periods ended March 31, 1999, and 1998 and for the period from July 26, 1996 (inception) to March 31, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has not generated revenues from operations which raise substantial doubt about its ability to continue as a going concern. The Company has established a plan to continue operations through additional stock offerings and warrant conversions as outlined in Note 10. The financial statements do not include any adjustments that might result if management's plan is unsuccessful.




June 18, 1999






Member of the American Institute of Certified Public Accountants
Member of the Private Companies Practice Section
Member of the SEC Practice Section

                                           5975 Greenwood Plaza Blvd., Suite 140
                                                    Greenwood Village, CO  80111
                                                             Tel: (303) 694-2727
                                                              Fax (303) 694-3172

                              INTERGOLD CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet

                                                                     March 31,
                                                                       1999
                                                                       ----
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $    16,986

PROPERTY PLANT AND EQUIPMENT
  Equipment (net of depreciation)                                         3,998

OTHER ASSETS
  Investment in technology sub-license agreement                      2,860,000
  Available-for-sale investments                                         90,000
  Organization costs                                                      1,771
                                                                    -----------

      Total Assets                                                  $ 2,972,755
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                          $    77,022
  Advances payable                                                      243,535
  Directors fees payable                                                 27,500
  Notes payable                                                         551,890
  Accrued interest payable                                                2,801
                                                                    -----------

      Total Liabilities                                             $   902,748
                                                                    -----------

STOCKHOLDERS' EQUITY (Deficit)
  Preferred stock, $.001 par value; authorized
    at March 31, 1999 75,000,000 shares; issued
    and outstanding at March 31, 1999 -
    Series A- 10,000,000 shares,                                    $    10,000
    Series B - 750,000 shares                                               750
    Upon Liquidation, Series A shares have a
    $.25 per share preference over other
    preferred or common stock, Series B shares
    have a $.50 preference over other
    non-Series A preferred or common stock
  Common stock $.00025 par value; authorized
     at March 31, 1999 - 125,000,000 shares;
     issued and outstanding at March 31, 1999,
     52,052,000 shares                                                   13,014
  Paid - in capital                                                   6,232,004
  Accumulated unrealized gain/loss on investments                       (80,000)
  Accumulated deficit through development stage                      (4,105,761)
                                                                    -----------

      Total Stockholders' Equity (Deficit)                            2,070,007
                                                                    -----------

      Total Liabilities and Stockholders' Equity (Deficit)          $ 2,972,755
                                                                    ===========



                     See accompanying summary of accounting
                    policies, notes to financial statements,
                and independant accountants' compilation report.


                                    INTERGOLD CORPORATION
                                (A Development Stage Company)
                                  Statements of Operations


                                                                                   Inception
                                                                                   (July 26,
                                               For the 3 Months Ended March 31,    1996) to
                                               --------------------------------    March 31,
                                                     1999             1998           1999
                                                 ------------    ------------    ------------
                  REVENUES
  Sale of future profit sharing interest         $          0    $    170,000    $    170,000
  Other income                                              0               0          61,476
                                                 ------------    ------------    ------------

      Total Revenues                                        0         170,000         231,476
                                                 ------------    ------------    ------------

                  EXPENSES
PROPERTY EXPLORATION EXPENSES
  Assay and lab                                           235          86,707         391,229
  Geological consultants                               31,796          50,329         686,699
  Drilling and drill core management                        2               0         213,245
  Metalurgical                                        220,000               0         464,837
  Claims maintenance and state fees                    16,728          46,398         130,989
  Staking                                                   0          17,184         160,079
  Wages and salaries                                       59               0          65,140
  Miscellaneous                                         1,539               0          30,687
  Depreciation                                            148               0             302
  Travel                                                    0               0           4,686
                                                 ------------    ------------    ------------

      Total Property Exploration Expenses             270,507         200,617       2,147,893
                                                 ------------    ------------    ------------

ADMINISTRATIVE EXPENSES
  Overhead and Administration                         308,500          90,000       1,399,500
  Reports/information/subscripitions/promotion          1,580               0         111,932
  Legal and accounting                                 17,619           9,278         322,688
  Consultants                                          10,000               0          72,000
  Travel                                               12,671               0          89,416
  Directors Fees                                        6,000           6,000          35,500
  Advertising                                           4,318               0           4,318
  Auto                                                  2,428               0          22,609
  Courier and postage                                     939             950          14,608
  Internet design and access                                0           2,280           8,397
  Office rent                                             577             240          13,915
  Office supplies                                      11,903             231          16,120
  Transfer agent                                          250              43           2,766
  Bank charges                                            442             209           2,716
  Interest Expense                                      1,399               0           2,801
  Security                                                  0               0             867
  Telephone and fax                                        68               0           3,574
  Share issue transactions                                  0               0          10,500
  Miscellaneous                                           106               0           8,742
  Wages and salaries                                        0               0          11,944
  Utilities                                                 0               0          34,431
                                                 ------------    ------------    ------------

       Total Administrative Expenses                  378,800         109,230       2,189,344
                                                 ------------    ------------    ------------

       Total Expenses                                 649,307         309,847       4,337,237
                                                 ------------    ------------    ------------

Net (Loss)                                       $   (649,307)   $   (139,847)   $ (4,105,761)
                                                 ============    ============    ============


Income (Loss) per Share                          $     (0.013)   $     (0.003)   $     (0.132)
                                                 ============    ============    ============


Weighted Average Number of
 Common Shares Outstanding                         48,672,556      47,943,216      31,178,730
                                                 ============    ============    ============

                   See accompanying summary of accounting policies, notes
                          to financial statements, and independant
                              accountants' compilation report.

                                              3


                                       INTERGOLD CORPORATION
                                   (A Development Stage Company)
                                     Statements of Cash Flows
                         Increase (Decrease) in Cash and Cash Equivalents


                                                                                       Inception
                                                                                       (July 26,
                                                     For the 3 Months Ended March 31,  1996) to
                                                     --------------------------------  March 31,
                                                            1999           1998          1999
                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                     $  (649,307)   $  (139,847)   $(4,105,761)
  Adjustments to reconcile net (loss) to cash
    Depreciation and Amortization                               148              0            302
    Changes in Assets and Liabilities
        Accounts payable                                    (26,599)             0         92,022
        Director fees payable                                 6,000          6,000         27,500
        Accrued interest payable                              1,399              0          2,801
                                                        -----------    -----------    -----------

      Net Cash Flows Used for Operating Activities         (668,359)      (133,847)    (3,983,136)
                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Organization costs                                              0              0         (1,771)
  Acquisition of available-for-sale investments                   0       (170,000)      (170,000)
   Equipment purchases                                            0              0         (4,300)
                                                        -----------    -----------    -----------

      Net Cash Flows Used for Investing Activities                0       (170,000)      (176,071)
                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                            0              0         12,006
  Sale of preferred stock                                       750              0         10,750
  Additional paid-in capital                                374,250              0      3,858,012
  Advances - net of payments                                 61,495              0        243,535
   Note payable advances                                          0        172,001         51,890
                                                        -----------    -----------    -----------

      Net Cash Flows Provided by Financing Activities       436,495        172,001      4,176,193
                                                        -----------    -----------    -----------

Net increase in cash                                       (231,864)      (131,846)        16,986

Cash and cash equivalents -  Beginning of period            248,850        134,417              0
                                                        -----------    -----------    -----------

Cash and cash equivalents - End of period               $    16,986    $     2,571    $    16,986
                                                        ===========    ===========    ===========


During 1998, the Company accrued $1,402 of interest on outstanding notes payable.
During 1999, the Company accrued $1,399 of interest on outstanding notes payable.
Since inception the Company has not paid or capitalized any interest.
During 1999, the Company exchanged 4,000,000 shares of common stock and $500,000 of promissory notes pursuant to a Technology Sub-License Agreement.
On January 6, 1999, 30,000 shares of common stock were issued under Section 4(2) of the Securities Act of 1933 in exchange for amounts owed to an outside vendor.


                      See accompanying summary of accounting policies, notes
                             to financial statements, and independant
                                 accountants' compilation report.



                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
         (See Accompanying Independent Accountants' Compilation Report)
                                 March 31, 1999



NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Intergold Corporation (the Company) was incorporated on July 26, 1996 under the laws of the State of Nevada. The Company is a development stage company.

     International Gold Corporation's sole asset is a block of 321 contiguous unpatented lode mining claims (the Blackhawk Claim Group) located within T4S, R17E (Boise Meridian) in Lincoln County, south-central Idaho.

     The Company engaged the services of consultants to examine the geology and gold mineralization within the claim group and if warranted to recommend a program for the further exploration of the property. The Company further retained the services of Bateman Engineering International to independently verify the Company's findings and results pursuant to its Blackhawk 1 claims that included independent drilling and assay work. The Company has also engaged Dames and Moore to provide independent verification of assay and metallurgical recovery work performed by Auric Metallurgical Laboratories, as well as environmental assessment, and other services.

     Basis of Accounting
     -------------------

     The Company utilizes the accrual basis of accounting. Financial statements have been prepared using generally accepted accounting principles.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements for the three months ended March 31, 1999 and March 31, 1998 include the accounts of Intergold and its wholly owned subsidiary, International Gold Corporation. International Gold Corporation was acquired by purchase on July 23, 1997. The acquisition of International Gold Corporation has been accounted for on the Purchase method of accounting. All significant intercompany transactions and account balances have been eliminated.

     Research, Development and Exploration Costs
     -------------------------------------------

     Research, development and exploration costs are expensed as incurred.

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
         (See Accompanying Independent Accountants' Compilation Report)
                                 March 31, 1999



     Cash Equivalents
     ----------------

     For purposes of the Statement of Cash Flows, cash equivalents are defined as investments with maturities of three months or less.

     Depreciation
     ------------

     The Company presently depreciates all equipment over 7 years using the straight-line method.

NOTE 2: ADVANCES AND NOTES PAYABLE

     Advances and Notes Payable are comprised of the following:

     Advances
     --------

                                                    March 31, 1999
                                                    --------------

                 Investor Communications Int'l, Inc.   $100,496
                 Tri Star Financial Services, Inc.       22,066
                 Amero-can Marketing, Inc.              120,973
                                                       --------
                                                       $243,535
                                                       ========

     Notes Payable
     -------------

     For the  redemption  of 1,889,750  shares of restricted
     common  stock of the  Company  $ 1,890  payable  at par
     value of $.00025.                                               $   1,890

     To Sonanini Holdings, bearing interest at 7% per annum,
     simple interest on the balance 50,000 outstanding.  The
     note is dated August 6, 1998 and has no stated maturity
     date.  Accrued  interest on the note through  March 31,
     1999 totals $2,277.                                                50,000

     To Auric Metallurgical  Laboratories,  LLC, pursuant to
     the technology  sub-license  agreement  dated March 18,
     1999, bearing interest at 3% per annum, simple interest
     on the balance  outstanding.  Maturity is upon transfer
     of  technology  and is  expected  to be by the  Fall of
     1999.  Accrued  interest on the note through  March 31,
     1999 totals $262.                                                 250,000

     To Geneva  Resources,  Inc.  pursuant to the technology
     sub-license  agreement  dated March 18,  1999,  bearing
     interest  at  3% per annum,   simple  interest  on  the
     balance  outstanding.  Maturity  is  upon  transfer  of
     technology  and is  expected to be by the Fall of 1999.
     Accrued  interest  on the note  through  March 31, 1999
     totals $262.                                                      250,000
                                                                     ---------

     Total                                                           $ 551,890
                                                                     =========

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
         (See Accompanying Independent Accountants' Compilation Report)
                                 March 31, 1999



NOTE 3: STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     On August 6, 1997, 1,000,000 shares were issued under an SEC Exemption Reg. D-504 offering with gross proceeds of $500,000.

     On September 9, 1997, 450,000 shares were issued under an SEC Exemption Reg. D-504 offering with gross proceeds of $450,000.

     On December 31, 1998, 79,000 shares were issued under Section 4(2) of the Securities Act of 1933 in exchange for $39,500 of amounts owed to outside vendor.

     Effective August 6, 1998, the Company increased the number of authorized shares of common stock from 80,000,000 to 125,000,000 at a par value of $.00025 per share.

     On January 6, 1999, 30,000 shares were issued under Section 4(2) of the Securities Act of 1933 in exchange for amounts owed to an outside vendor.

     On March 18, 1999, the Company issued 4,000,000 restricted shares pursuant to a sublicense agreement for metallurgical and assay technology and know-how (See Note 6).

     At March 31, 1999 there were 52,052,000 shares of common stock outstanding.

     Preferred Stock
     ---------------

     The Company authorized for issuance 5,000,000 shares of Preferred Stock at December 31, 1997.

     Effective August 6, 1998, the Company increased the number of authorized shares of preferred stock from 5,000,000 to 75,000,000 at a par value of $.001 per share.

     Pursuant to a private placement memorandum dated August 10, 1998, the Company offered Series A units at a cost of $50,000. Each unit consisted of 200,000 shares of Series A Preferred stock with a par value of $.001 per share and 200,000 warrants. Each warrant entitles the holder to purchase one share of restricted common stock at $.25 per share. The warrants expire on July 31, 2001. The Series A preferred shares are redeemable by the Company at any time after July 31, 2001 for $.25 per share, plus accrued and unpaid dividends. Dividends will accrue cumulatively at the rate of 20%

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
         (See Accompanying Independent Accountants' Compilation Report)
                                 March 31, 1999



     per year, and will be paid annually in arrears when, as and if declared by the Company's Board of Directors. The Company may redeem the warrants at any time at a cost of $.01 per warrant. Each Series A preferred share is convertible into one share of restricted common stock and all then accrued and unpaid dividends are convertible into restricted common stock at the conversion price of $.25 per share.

     Through March 31, 1998, the Company has issued 10,000,000 Series A preferred shares. The issuance generated $2,500,000. As of March 31, 1999, there are 10,000,000 Series A preferred shares and 10,000,000 Series A warrants outstanding.

     The Company has prepared a private placement offering memorandum dated December 15, 1998 to offer Series B units at a cost of $50,000 per unit. Each unit consists of 100,000 shares of Series B preferred stock with a par value of $.001 per share and 100,000 warrants. The terms and conditions of the Series B offering are similar to those of the Series A offering except the cost per share and any conversion price is at $0.50 per share. The Series B offering comprises a total of 5,000,000 convertible, redeemable preferred shares and 5,000,000 warrants. As of March 31, 1999, the Company had received $375,000, representing 750,000 shares of Series B preferred stock and an equal number of warrants, pursuant to this private placement memorandum.

NOTE 4: JOINT VENTURE AGREEMENT

     On December 11, 1997, the Company and subsidiary entered into a Joint Venture Agreement with Goldstate Corporation, an OTC Bulletin Board public, non-reporting company. Under terms of the agreement, the Company has received 1,000,000 restricted common shares in the capital of Goldstate Corporation in exchange for the sale of a future profit sharing interest. In 1997, Goldstate Corporation also reimbursed the Company $100,000 for Blackhawk II claims maintenance and staking expenses incurred during 1997 pursuant to the agreement. Goldstate Corporation will be responsible for providing all funding and will initially retain 80% of the profits resulting from the agreement, while the Company will retain 20% of the profits. After Goldstate Corporation is repaid all of its invested capital, the profit distribution will be 51% to Goldstate and 49% to the Company. International Gold Corporation holds possessory title to 439 unpatented lode mining claims that form the subject of this agreement known as Blackhawk II. These claims are in addition to the 321 Blackhawk I claims that form the basis of the Company's current business prospects. The Company intends to transfer the 439 unpatented lode mining claims to Goldstate Corporation via a quit claim deed during 1999. As of March 31, 1999, there were no jointly controlled assets pursuant to the agreement and no profits had been generated. Therefore, the Company has not included any related amounts in its financial statements pursuant to this agreement.

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
         (See Accompanying Independent Accountants' Compilation Report)
                                 March 31, 1999



NOTE 5: DEBT SETTLEMENT

     On January 6, 1999, the Company entered into a settlement agreement with Communique Media to provide 30,000 restricted common shares in the capital of the Company for services provided by Communique Media to the Company. The market price of the Company's common trading shares as at January 6, 1999 was approximately $0.59 per share. The price per share of this settlement represents an 18 percent discount from the trading market price at January 6, 1999.

NOTE 6: INVESTMENTS

     AVAILABLE FOR SALE INVESTMENTS

     Pursuant to the Joint Venture Agreement discussed in Note 4 with Goldstate Corporation, the Company now owns 1,000,000 restricted common shares in Goldstate Corporation. This represented approximately 10 percent of the total common stock issued by Goldstate Corporation as of December 31, 1998. As these shares can not be marketed for a period of twelve months from issuance the Company has valued the investment at 50% of the trading value of the Goldstate Corporation stock. Pursuant to this methodology, this investment was recorded at the discounted fair value as of the date of stock issuance, $170,000. This investment is classified as an available-for-sale investment. Accordingly any unrealized gain/loss on the change in discounted value of the investment is reported in the equity section of the balance sheet. The accumulated unrealized loss on the investment as of March 31, 1999 is $80,000. During the three month period ended March 31, 1999, the Company has recorded an unrealized gain of $15,000. The discounted value of the investment as of March 31, 1999 was $90,000.

     TECHNOLOGY SUB-LICENSE AGREEMENT

     On March 18, 1999, the Company entered into a definitive sub-license agreement with Geneva Resources, Inc. ("Geneva"), to utilize assay and metallurgical technology, know-how, and rights to technological processes developed specifically for the Blackhawk mineralization by Auric
     Metallurgical Laboratories, LLC. ("Auric"). This sub-license is for non-exclusive use in the Company's claim area in the State of Idaho for a period not less than 40 years. Pursuant to this agreement, the Company has issued 1,500,000 restricted common shares to Geneva and 2,500,000 restricted common shares to Auric. Pursuant to the same agreement, the Company also issued promissory notes to both Geneva and Auric in the amount of $250,000 to each company. These are 3% interest bearing notes and are payable upon the transfer of the technology.

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
         (See Accompanying Independent Accountants' Compilation Report)
                                 March 31, 1999



     As the shares issued pursuant to the definitive sub-license agreement with Geneva Resources, Inc. dated March 18, 1999 may not be marketed for a period of twelve months from issuance, the Company has valued the investment in the technology sub-license agreement at 50% of the trading value of the Company's stock at March 18, 1999 plus the $500,000 in notes payable issued pursuant to the agreement. Pursuant to this methodology, this investment was recorded at the discounted fair value as of the date of stock and notes issuance, $2,860,000.

NOTE 7: EMPLOYEE STOCK OPTION PLAN

     During 1997, the Company authorized an Employee Stock Option Plan. The plan authorized the issuance of 2,000,000 options that can be exercised at $.50 per share of common stock and an additional 2,500,000 options that can be exercised to purchase shares of common stock at $1.00 per share. All options granted expire December 27, 2017. The options are non-cancelable once granted. Shares which may be acquired through the plan may be authorized but unissued shares of common stock or issued shares of common stock held in the Company's treasury. Options granted under the plan will not be in lieu of salary of other compensation for services.

     As of December 31, 1998, no options had been granted, exercised or forfeited, and no options had expired. During the three month period ending March 31, 1999, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 2,000,000 options with an exercise price of $.50 per share of common stock and 1,450,000 options with an exercise price of $1.00 per common share. Selected information regarding the options as of March 31, 1999 and 1998 are as follows:

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
         (See Accompanying Independent Accountants' Compilation Report)
                                 March 31, 1999



                                      March 31, 1999           March 31, 1998
                                      --------------           --------------
                                               Weighted                 Weighted
                                   Number      Average      Number      Average
                                     of        Exercise       of        Exercise
                                   Options      Price       Options      Price
                                   -------      -----       -------      -----

Outstanding at Beg. of Period          -0-        -0-         -0-          -0-
Outstanding at End of Period      3,450,000   $.71/share      -0-          -0-
Exercisable at End of Period      3,450,000   $.71/share      -0-          -0-
Options Granted                   3,450,000   $.71/share      -0-          -0-
Options Exercised                      -0-        -0-         -0-          -0-
Options Forfeited                      -0-        -0-         -0-          -0-
Options Expired                        -0-        -0-         -0-          -0-

     As of March 31, 1999, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 18 years 357 days. There are 3,450,000 options that are exercisable with a weighted average exercise price of $.71 per share of common stock.

NOTE 8: SERVICES AGREEMENT

     The Company signed an agreement on March 18, 1999 that covers services provided by Auric Metallurgical Laboratories, LLC which include specific ore assay, analytical procedures development, and specific metallurgical recovery and ore extraction procedures development on an ever increasing scale. Through the agreement, Auric will provide up to $1,500,000 of services during the period October 1998 through the Fall of 1999. As of March 31, 1999, $310,000 of services related to this agreement have been performed and paid.

NOTE 9: INCOME TAXES

     The Company incurred operating losses for the year ended December 31, 1998 of $1,738,196. The Company has adopted FASB No. 109 for reporting purposes.

     As of December 31, 1998, the Company had net operating loss carry forwards of $3,456,454, which expire between the years 2006 - 2013. The deferred tax assets resulting from these carry forwards were as follows:

                                        1998
                                        ----
     Deferred tax assets            $ 1,175,188
     Less valuation of net assets    (1,175,188)
                                    -----------
                                    $      --
                                    ===========

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
         (See Accompanying Independent Accountants' Compilation Report)
                                 March 31, 1999



NOTE 10: GOING CONCERN AND CONTINUED OPERATIONS

     At March 31, 1999, the Company has not generated significant revenues from operations. The Company's successful financial operations and movement into an operating basis are contingent on the development of the lode mining claims and the continuing ability of generating capital financing. The Company intends to finance operations for the next twelve months through the December 15, 1998 private placement discussed in Note 3. This offering would generate approximately $2,500,000 in total. The Company also believes that the shareholders will exercise the conversion privileges of the warrants issued with the Preferred A and B shares discussed in Note 3 as needed.

NOTE 11: CONTINGENCIES

     The Company is subject to a claim for unpaid consulting fees amounting to $45,502. The consulting fees are for assay and metallurgical services provided to International Gold Company during 1998. The Company has substantial defenses and offsets to the claim. The maximum potential liability due to this claim is $45,502. No provision for this claim has been recorded in the financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operation

     For the three-month period ended March 31, 1999, the Company recorded a net loss of $649,307 compared to a loss of $139,847 in the corresponding period of 1998. During the three-month period ended March 31, 1999, the Company recorded no income as compared to $170,000 of income recorded in the same period during 1998. The recording of $170,000 of income in 1998 relates to valuation of the shares of common stock of Goldstate Corporation acquired by the Company pursuant to the terms of the joint venture agreement with Goldstate Corporation.

     During the three-month period ended March 31, 1999, the Company recorded expenses of $649,307 as compared to $309,847 of expenses recorded in the same period for 1998. Property exploration expenses increased approximately $69,890 in the three-month period in 1999 primarily relating to payments pursuant to works orders for metallurgical services. Administrative expenses increased approximately $269,570 in the three-month period in 1999 compared to 1998. This increase was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of the overall corporate activity.

Liquidity and Capital Resources

     As of the three-month period ended March 31, 1999, the Company's total assets were $2,972,755. This overall increase from fiscal year ended December 31, 1998 was due primarily to the valuation of the Company's interest in a technology sublicense agreement entered into with Geneva Resources, Inc. on March 18, 1999 (the "Sub-License Agreement"). As of the three-month period ended March 31, 1999, the Company's total liabilities were $902,748. This overall increase from fiscal year ended December 31, 1998 was due primarily to the promissory notes issued by the Company to Geneva Resources, Inc. and AuRIC Metallurgical Laboratories, LLC. in the amount of $250,000 each, pursuant to the terms and conditions of the Sub-License Agreement.

     Stockholders' Equity (deficit) increased from $(45,686) for fiscal year ended December 31, 1998 to $2,055,007 for the three-month period ended March 31, 1999.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

During the first quarter of 1999, the Company has initiated legal proceedings against a past contractor for an amount not greater than $50,000 for business interruption losses claimed by the Company against the contractor.

Item 2. Changes in Securities and Use of Proceeds

No report required.

Item 3. Defaults Upon Senior Securities

No report required.

Item 4. Submission of Matters to a Vote of Security Holders

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits and Reports on Form 8-K

(a) No exhibits required.
(b) No reports required.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INTERGOLD CORPORATION

Dated: June 18, 1999                           By: /s/ Gary Powers
                                                  ------------------------------
                                                  Gary Powers, President


Dated: June 18, 1999                           By: /s/ Grant Atkins
                                                  ------------------------------
                                                  Grant Atkins, Secretary