Form 10QSB/A
period 1999-03-31
INTERGOLD CORP
filed 1999-07-26
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-QSB/A#1


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

         Yes      X       No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of June 14, 1999
-----                                       -------------------------------

Common Stock, $.00025 par value             52,052,000

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

The unaudited financial statements of Intergold Corporation (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.



                               TABLE OF CONTENTS
                               -----------------

                                                                          Page
                                                                          ----

Independent Accountants' Disclaimer of Opinion                              1

Balance Sheet                                                               2

Statements of Operations                                                    3

Statements of Cash Flows                                                    4

Notes to Financial Statements                                             5 - 14

                                               Johnson, Holscher & Company, P.C.
                                                    Certified Public Accountants



Stockholders and Board of Directors
Intergold Corporation

The accompanying balance sheet of Intergold Corporation (a development stage company) as of March 31, 1999, and the related statements of operations, and cash flows for the three month periods ended March 31, 1999, and 1998 and for the period from July 26, 1996 (inception) to March 31, 1999, were not audited by us and, accordingly, we do not express an opinion on them.




June 18, 1999








Member of the American Institute of Certified Public Accountants
Member of the Private Companies Practice Section
Member of the SEC Practice Section

                                           5975 Greenwood Plaza Blvd., Suite 140
                                                    Greenwood Village, CO  80111
                                                             Tel: (303) 694-2727
                                                              Fax (303) 694-3172

                              INTERGOLD CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                     March 31,
                                                                        1999
                                                                        ----
                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash and cash equivalents                                         $    16,986
  Receivable - Technology                                             2,860,000

PROPERTY PLANT AND EQUIPMENT
  Equipment (net of depreciation)                                         3,998

OTHER ASSETS
  Available-for-sale investments                                         90,000
  Organization costs                                                      1,771
                                                                    -----------

      Total Assets                                                  $ 2,972,755
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                          $    92,022
  Advances payable                                                      243,535
  Directors fees payable                                                 27,500
  Notes payable                                                         551,890
  Accrued interest payable                                              142,918
                                                                    -----------

      Total Liabilities                                               1,057,865
                                                                    -----------

STOCKHOLDERS' EQUITY (Deficit)
  Preferred stock, $.001 par value; authorized at March 31, 1999
     75,000,000 shares; issued and outstanding at March 31, 1999 -
     Series A- 10,000,000 shares,                                        10,000
     Series B - 750,000 shares                                              750
     Upon Liquidation, Series A shares have a $.25 per share
     preference over other preferred or common stock,
     Series B shares have a $.50 preference over
     other non-Series A preferred or common stock
  Common stock $.00025 par value; authorized at March 31, 1999 -
     125,000,000 shares; issued and outstanding at
     March 31, 1999, 52,052,000 shares                                   13,006
  Paid - in capital                                                   6,217,012
  Accumulated unrealized gain/loss on investments                       (80,000)
  Accumulated deficit through development stage                      (4,245,878)
                                                                    -----------

      Total Stockholders' Equity (Deficit)                            1,914,890
                                                                    -----------

      Total Liabilities and Stockholders' Equity (Deficit)          $ 2,972,755
                                                                    ===========


                     See accompanying summary of accounting
                   policies and notes to financial statements.

                              INTERGOLD CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
                                                                                  Inception
                                                                                  (July 26,
                                                                                   1996) to
                                                For the 3 Months Ended March 31,   March 31,
                                                     1999            1998            1999
                                                     ----            ----            ----
                          REVENUES
  Other income                                   $       --      $          0    $      1,699
                                                 ------------    ------------    ------------

      Total Revenues                                     --                 0           1,699
                                                 ------------    ------------    ------------
                     OPERATING EXPENSES
PROPERTY EXPLORATION EXPENSES
  Assay and lab                                           235          86,707         391,229
  Geological consultants                               31,796          50,329         686,699
  Drilling and drill core management                        2            --           213,245
  Metalurgical                                         65,000            --           191,287
  Research and development                            155,000            --           273,550
  Claims maintenance and state fees                    16,728          46,398         130,989
  Staking                                                --            17,184         160,079
  Wages and salaries                                       59            --            65,140
  Miscellaneous                                         1,539            --            30,687
  Depreciation                                            148            --               302
  Travel                                                 --              --             4,686
                                                 ------------    ------------    ------------

      Total Property Exploration Expenses             270,507         200,617       2,147,893
                                                 ------------    ------------    ------------

ADMINISTRATIVE EXPENSES
  Overhead and Administration                         308,500          90,000       1,399,500
  Reports/information/subscripitions/promotion          1,580            --           111,932
  Legal and accounting                                 17,619           9,278         262,911
  Consultants                                          10,000            --            72,000
  Travel                                               12,671            --            89,416
  Directors Fees                                        6,000           6,000          35,500
  Advertising                                           4,318            --             4,318
  Auto                                                  2,428            --            22,609
  Courier and postage                                     939             950          14,608
  Internet design and access                             --             2,280           8,397
  Office rent                                             577             240          13,915
  Office supplies                                      11,903             231          16,120
  Transfer agent                                          250              43           2,766
  Bank charges                                            442             209           2,716
  Security                                               --              --               867
  Telephone and fax                                        68            --             3,574
  Share issue transactions                               --              --            10,500
  Miscellaneous                                           106            --             8,742
  Wages and salaries                                     --              --            11,944
  Utilities                                              --              --            34,431
                                                 ------------    ------------    ------------

       Total Administrative Expenses                  377,401         109,230       2,126,766
                                                 ------------    ------------    ------------

       Total Operating Expenses                       647,908         309,847       4,274,659
                                                 ------------    ------------    ------------

Operating Income (Loss)                              (647,908)       (309,847)     (4,272,960)

OTHER INCOME (EXPENSE)
  Sale of Future Profit Sharing Interest                 --           170,000         170,000
  Interest Expense                                     (7,196)        (12,941)       (142,918)
                                                 ------------    ------------    ------------

Net (Loss)                                       $   (655,104)   $   (152,788)   $ (4,245,878)
                                                 ============    ============    ============


Income (Loss) per Share                          $     (0.013)   $     (0.003)   $     (0.136)
                                                 ============    ============    ============

Weighted Average Number of
 Common Shares Outstanding                         48,644,222      47,943,000      31,176,125
                                                 ============    ============    ============

                             See accompanying summary of accounting
                           policies and notes to financial statements.

                                               3

                                     INTERGOLD CORPORATION
                                 (A Development Stage Company)
                                   Statements of Cash Flows
                       Increase (Decrease) in Cash and Cash Equivalents
                                          (Unaudited)

                                                                                       Inception
                                                                                       (July 26,
                                                                                        1996) to
                                                     For the 3 Months Ended March 31,   March 31,
                                                            1999           1998           1999
                                                            ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                     $  (655,104)   $  (152,788)   $(4,245,878)
  Adjustments to reconcile net (loss) to cash
    Depreciation and Amortization                               148           --              302
    Changes in Assets and Liabilities
        Accounts payable                                    (26,599)          --           92,022
        Director fees payable                                 6,000          6,000         27,500
        Accrued interest payable                              7,196         12,941        142,918
                                                        -----------    -----------    -----------

      Net Cash Flows Used for Operating Activities         (668,359)      (133,847)    (3,983,136)
                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Organization costs                                           --             --           (1,771)
  Acquisition of available-for-sale investments                --         (170,000)      (170,000)
   Equipment purchases                                         --             --           (4,300)
                                                        -----------    -----------    -----------

      Net Cash Flows Used for Investing Activities             --         (170,000)      (176,071)
                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                         --             --           12,006
  Sale of preferred stock                                       750           --           10,750
  Additional paid-in capital                                374,250           --        3,858,012
  Advances - net of payments                                 61,495           --          243,535
   Note payable advances                                       --          172,001         51,890
                                                        -----------    -----------    -----------

      Net Cash Flows Provided by Financing Activities       436,495        172,001      4,176,193
                                                        -----------    -----------    -----------

Net increase in cash                                       (231,864)      (131,846)        16,986

Cash and cash equivalents -  Beginning of period            248,850        134,417           --
                                                        -----------    -----------    -----------

Cash and cash equivalents - End of period               $    16,986    $     2,571    $    16,986
                                                        ===========    ===========    ===========


During 1998, the Company accrued $12,941 of interest on outstanding notes and advances payable.
During 1999, the Company accrued $7,196 of interest on outstanding notes and advances payable.
Since inception the Company has not paid or capitalized any interest.
During 1999, the Company exchanged 4,000,000 shares of common stock and $500,000 of promissory notes for a Technology Sub-License Agreement to be received subsequent to March 31, 1999.


                     See accompanying summary of accounting
                  policies and notes to financial statements.

                                        4

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
                                                       --------
                                                       $243,535

     The advances all bear 10% simple interest and are due on demand. There is $140,117 of interest accrued on the advances as of March 31, 1999.

     Notes Payable
     -------------

     For the redemption of 1,889,750 shares of restricted  common
     stock of the Company payable at par value of $.00025.            $   1,890

     To  Sonanini  Holdings,  bearing  interest  at 7% per annum, simple  interest  on the  balance  outstanding.  The note is dated  August  6,  1998  and has no  stated  maturity  date.
     Accrued  interest on the note through  March 31, 1999 totals
     $2,277.                                                             50,000

     To Auric  Metallurgical  Laboratories,  LLC, pursuant to the technology  sub-license  agreement  dated  March  18,  1999, bearing  interest  at 3% per annum,  simple  interest on the balance outstanding. Maturity is upon transfer of technology and is expected to be by the Fall of 1999.  Accrued interest
     on the note through March 31, 1999 totals $262.                    250,000

     To  Geneva  Resources,   Inc.  pursuant  to  the  technology
     sub-license agreement dated March 18, 1999, bearing interest at 3% per annum, simple interest on the balance outstanding.
     Maturity is upon transfer of  technology  and is expected to be by the Fall of 1999. Accrued interest on the note through
     March 31, 1999 totals $262.                                        250,000
                                                                      ---------

     Total                                                            $ 551,890
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

     Pursuant to a private placement memorandum dated August 10, 1998, the Company offered Series A units at a cost of $50,000. Each unit consisted of 200,000 shares of Series A Preferred stock with a par value of $.001 per share and 200,000 warrants. Each warrant entitles the holder to purchase one share of restricted common stock at $.25 per share. The warrants expire on July 31, 2001. The Series A preferred shares are redeemable by the Company at any time after July 31, 2001 for $.25 per share, plus accrued and unpaid dividends. Dividends will accrue cumulatively at the rate of 20% per year, and will be paid annually in arrears when, as and if declared by the Company's Board of Directors. The Company may redeem the warrants at any time at a cost of $.01 per warrant. Each Series A preferred share is convertible into one share of restricted common stock and all then accrued and unpaid dividends are convertible into restricted common stock at the conversion price of $.25 per share.

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

     The sole director of Goldstate Corporation is also a director of Intergold Corporation.

NOTE 5: DEBT SETTLEMENT

     On January 6, 1999, the Company entered into a settlement agreement with Communique Media to provide 30,000 restricted common shares in the capital of the Company for $15,000 of services provided by Communique Media to the Company. The market price of the Company's common trading shares as at January 6, 1999 was approximately $0.59 per share. The price per share of this settlement represents an 18 percent discount from the trading market price at January 6, 1999.

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

NOTE 7: RECEIVABLE - TECHNOLOGY SUB-LICENSE AGREEMENT

     On March 18, 1999, the Company entered into a definitive sub-license agreement with Geneva Resources, Inc. ("Geneva"), to utilize assay and metallurgical technology, know-how, and rights to technological processes developed specifically for the Blackhawk mineralization by Auric
     Metallurgical Laboratories, LLC. (Auric"). This sub-license is for non-exclusive use in the Company's claim area in the State of Idaho for a period not less than 40 years. Pursuant to this agreement, the Company has issued 1,500,000 restricted common shares to Geneva and 2,500,000 restricted common shares to Auric. Pursuant to the same agreement, the Company also issued promissory notes to both Geneva and Auric in the amount of $250,000 to each company. These are 3% interest bearing notes and are payable upon the transfer of the technology.

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

     As of March 31, 1999 the promissory notes and common stock have been issued to the various parties. These promissory notes and stock certificates are being held in trust pending the transfer of the technology. Accordingly, the Company has recorded a receivable equal to the value of the assets held in trust related to the Technology Sub-License Agreement, $2,860,000. Subsequent to March 31, 1999 the technology was transferred.


NOTE 8: EMPLOYEE STOCK OPTION PLAN

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

                                       March 31, 1999         March 31, 1998
                                   -----------------------  ------------------
                                                Weighted              Weighted
                                    Number      Average     Number    Average
                                      of        Exercise      of      Exercise
                                    Options       Price     Options    Price
                                    -------       -----     -------    -----

Outstanding at Beg. of Period      -0-          -0-           -0-       -0-
Outstanding at End of Period       3,450,000    $.71/share    -0-       -0-
Exercisable at End of Period       3,450,000    $.71/share    -0-       -0-
Options Granted                    3,450,000    $.71/share    -0-       -0-
Options Exercised                  -0-          -0-           -0-       -0-
Options Forfeited                  -0-          -0-           -0-       -0-
Options Expired                    -0-          -0-           -0-       -0-

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

NOTE 9: SERVICES AGREEMENT

     The Company signed an agreement on March 18, 1999 that covers services provided by Auric Metallurgical Laboratories, LLC which include specific ore assay, analytical procedures development, and specific metallurgical recovery and ore extraction procedures development on an ever increasing scale. Through the agreement, Auric will provide up to $1,500,000 of services during the period October 1998 through the Fall of 1999. As of March 31, 1999, $273,550 of services related to this agreement have been performed and paid. The services perfomed under this agreement are recorded as research and development expenses.

NOTE 10: INCOME TAXES

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
                                                 ===========

NOTE 11: GOING CONCERN AND CONTINUED OPERATIONS

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

NOTE 12: MANAGEMENT SERVICES AGREEMENT

     The Company, on January 1, 1999, entered into a management services agreement with Investor Communications, Inc. ("Investor Communications") to provide management of the day-to-day operations of the Company. The management services agreement requires monthly payments not to exceed $75,000 for services rendered.

     The Company's subsidiary entered into a similar agreement on January 1, 1999 with Amerocan Marketing, Inc. ("Amerocan") with required monthly payments not to exceed $25,000 for services rendered.

     The individuals comprising the management teams provided by Investor Communications and Amerocan are the same individuals managing the operations of Goldstate Corporation. One of the three directors of Intergold Corporation has been employed by Investor Communications and Amerocan and is part of the management teams provided to Intergold Corporation, its subsidiary, and Goldstate Corporation.

NOTE 13: CONTINGENCIES

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

     Due to the nature of the Company's operations, the Technology Sub-License (license) that the Company will receive pursuant to the discussion in Note 7 may have a significantly impaired value once it is transferred. While the Company feels that the license is necessary to develop the Blackhawk claims to their potential, the speculative nature of the claims and the desire to present the Company's assets conservatively require the Company to value the license at the discounted value of potential future cash flows that will be generated by the claims. As the claims are still in an exploration stage, it is anticipated that any potential future cash flows would be deeply discounted. The Company expects that due to this conservative approach a significant portion of the license value will be shown as an impairment loss in future periods. The Company has not determined the discounted future cash flow value at this time.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operation

     For the three-month period ended March 31, 1999, the Company recorded a net loss of $647,908 compared to a loss of $309,847 in the corresponding period of 1998. During the three-month period ended March 31, 1999 and March 31, 1998, the Company recorded no income.

     During the three-month period ended March 31, 1999, the Company recorded expenses of $647,908 as compared to $309,847 of expenses recorded in the same period for 1998. Property exploration expenses increased approximately $69,890 in the three-month period in 1999 primarily relating to payments pursuant to works orders for metallurgical services. Administrative expenses increased approximately $268,171 in the three-month period in 1999 compared to 1998. This increase was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of the overall corporate activity.

Liquidity and Capital Resources

     As of the three-month period ended March 31, 1999, the Company's total assets were $2,972,755. This overall increase from fiscal year ended December 31, 1998 was due primarily to the recordation of a receivable equal to the value of the assets held in trust by the Company related to a technology sublicense agreement entered into with Geneva Resources, Inc. on March 18, 1999 (the "Sub-License Agreement"). As of the three-month period ended March 31, 1999, the Company's total liabilities were $1,057,865. This overall increase from fiscal year ended December 31, 1998 was due primarily to the promissory notes issued by the Company to Geneva Resources, Inc. and AuRIC Metallurgical Laboratories, LLC. in the amount of $250,000 each, pursuant to the terms and conditions of the Sub-License Agreement, and the accrued interest on certain advances.

     Stockholders' Equity (deficit) increased from $(180,006) for fiscal year ended December 31, 1998 to $1,914,890 for the three-month period ended March 31, 1999.

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

                                               INTERGOLD CORPORATION

Dated: July 26, 1999                           By: /s/ Gary Powers
                                                  ------------------------------
                                                  Gary Powers, President


Dated: July 26, 1999                           By: /s/ Grant Atkins
                                                  ------------------------------
                                                  Grant Atkins, Secretary