Form 10QSB/A
period 1999-03-31
INTERGOLD CORP
filed 1999-08-13
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-QSB/A#2


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

         Yes              No      X

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

The unaudited financial statements of Intergold Corporation (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.


                              INTERGOLD CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1999


                                TABLE OF CONTENTS
                                -----------------

                                                                         Page
                                                                         ----


Balance Sheet                                                             2

Statements of Operations                                                  3

Statements of Cash Flows                                                  4

Notes to Financial Statements                                           5 - 14

                              INTERGOLD CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                     March 31,
                                                                        1999
                                                                    -----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $    16,986

PROPERTY PLANT AND EQUIPMENT
  Equipment (net of depreciation)                                         3,998

OTHER ASSETS
  Available-for-sale investments                                         90,000
                                                                    -----------

      Total Assets                                                  $   110,984
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                          $    77,022
  Advances payable                                                      243,535
  Directors fees payable                                                 27,500
  Notes payable                                                         551,890
  Accrued interest payable                                              142,918
                                                                    -----------

      Total Liabilities                                               1,042,865
                                                                    -----------

STOCKHOLDERS' EQUITY (Deficit)
  Preferred stock, $.001 par value; authorized at March 31, 1999
    75,000,000 shares; issued and outstanding at March 31, 1999 -
    Series A - 10,000,000 shares,                                        10,000
    Series B - 750,000 shares                                               750
    Upon Liquidation, Series A shares have a $.25 per share
    preference over other preferred or common stock, Series B
    shares have a $.50 preference over other non-Series A
    preferred or common stock
  Common stock $.00025 par value; authorized at March 31, 1999 -
     125,000,000 shares; issued and outstanding at
     March 31, 1999, 52,052,000 shares                                   13,014
  Paid - in capital                                                   6,232,004
  Accumulated unrealized gain/loss on investments                       (80,000)
  Accumulated deficit through development stage                      (7,107,649)
                                                                    -----------

      Total Stockholders' Equity (Deficit)                             (931,881)
                                                                    -----------

      Total Liabilities and Stockholders' Equity (Deficit)          $   110,984
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

                                     INTERGOLD CORPORATION
                                 (A Development Stage Company)
                                   Statements of Operations
                                          (Unaudited)

                                                                                  Inception
                                                                                  (July 26,
                                                For the 3 Months Ended March 31,   1996) to
                                                -------------------------------    March 31,
                                                     1999            1998            1999
                                                 ------------    ------------    ------------
                   REVENUES
  Other income                                   $       --      $       --      $      1,699
                                                 ------------    ------------    ------------

      Total Revenues                                     --              --             1,699
                                                 ------------    ------------    ------------

              OPERATING EXPENSES
PROPERTY EXPLORATION EXPENSES
  Assay and lab                                           235          86,707         391,229
  Geological consultants                               31,796          50,329         686,699
  Drilling and drill core management                        2            --           213,245
  Metalurgical                                         65,000            --           191,287
  Research and development                          3,015,000            --         3,133,550
  Claims maintenance and state fees                    16,728          46,398         130,989
  Staking                                                --            17,184         160,079
  Wages and salaries                                       59            --            65,140
  Miscellaneous                                         1,539            --            30,687
  Depreciation                                            148            --               302
  Travel                                                 --              --             4,686
                                                 ------------    ------------    ------------

      Total Property Exploration Expenses           3,130,507         200,617       5,007,893
                                                 ------------    ------------    ------------

ADMINISTRATIVE EXPENSES
  Overhead and Administration                         308,500          90,000       1,399,500
  Reports/information/subscripitions/promotion          1,580            --           111,932
  Legal and accounting                                 19,390           9,278         264,682
  Consultants                                          10,000            --            72,000
  Travel                                               12,671            --            89,416
  Directors Fees                                        6,000           6,000          35,500
  Advertising                                           4,318            --             4,318
  Auto                                                  2,428            --            22,609
  Courier and postage                                     939             950          14,608
  Internet design and access                             --             2,280           8,397
  Office rent                                             577             240          13,915
  Office supplies                                      11,903             231          16,120
  Transfer agent                                          250              43           2,766
  Bank charges                                            442             209           2,716
  Security                                               --              --               867
  Telephone and fax                                        68            --             3,574
  Share issue transactions                               --              --            10,500
  Miscellaneous                                           106            --             8,742
  Wages and salaries                                     --              --            11,944
  Utilities                                              --              --            34,431
                                                 ------------    ------------    ------------

       Total Administrative Expenses                  379,172         109,230       2,128,537
                                                 ------------    ------------    ------------

       Total Operating Expenses                     3,509,679         309,847       7,136,430
                                                 ------------    ------------    ------------

Operating Income (Loss)                            (3,509,679)       (309,847)     (7,134,731)

OTHER INCOME (EXPENSE)
  Sale of Future Profit Sharing Interest                 --           170,000         170,000
  Interest Expense                                     (7,196)        (12,941)       (142,918)
                                                 ------------    ------------    ------------

Net (Loss)                                       $ (3,516,875)   $   (152,788)   $ (7,107,649)
                                                 ============    ============    ============


Income (Loss) per Share                          $     (0.072)   $     (0.003)   $     (0.228)
                                                 ============    ============    ============

Weighted Average Number of
 Common Shares Outstanding                         48,644,222      47,943,000      31,176,125
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

                                           3


                                      INTERGOLD CORPORATION
                                  (A Development Stage Company)
                                     Statements of Cash Flows
                         Increase (Decrease) in Cash and Cash Equivalents
                                           (Unaudited)

                                                                                       Inception
                                                                                       (July 26,
                                                      For the 3 Months Ended March 31,  1996) to
                                                      -------------------------------   March 31,
                                                            1999           1998           1999
                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                     $(3,516,875)   $  (152,788)   $(7,107,649)
  Adjustments to reconcile net (loss) to cash
    Depreciation and Amortization                               148           --              302
    Changes in Assets and Liabilities
        Accounts payable                                    (41,599)          --           77,022
        Director fees payable                                 6,000          6,000         27,500
        Accrued interest payable                              7,196         12,941        142,918
                                                        -----------    -----------    -----------

      Net Cash Flows Used for Operating Activities       (3,545,130)      (133,847)    (6,859,907)
                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Organization costs                                          1,771           --             --
  Acquisition of available-for-sale investments                --         (170,000)      (170,000)
   Equipment purchases                                         --             --           (4,300)
                                                        -----------    -----------    -----------

      Net Cash Flows Used for Investing Activities            1,771       (170,000)      (174,300)
                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                        1,008           --           13,014
  Sale of preferred stock                                       750           --           10,750
  Additional paid-in capital                              2,748,242           --        6,232,004
  Advances - net of payments                                 61,495           --          243,535
   Note payable advances                                    500,000        172,001        551,890
                                                        -----------    -----------    -----------

      Net Cash Flows Provided by Financing Activities     3,311,495        172,001      7,051,193
                                                        -----------    -----------    -----------

Net increase in cash                                       (231,864)      (131,846)        16,986

Cash and cash equivalents -  Beginning of period            248,850        134,417           --
                                                        -----------    -----------    -----------

Cash and cash equivalents - End of period               $    16,986    $     2,571    $    16,986
                                                        ===========    ===========    ===========



During 1998, the Company accrued $12,941 of interest on outstanding notes and advances payable.
During 1999, the Company accrued $7,196 of interest on outstanding notes and advances payable.
Since inception the Company has not paid or capitalized any interest.




       See accompanying summary of accounting policies and notes to financial statements.

                                              4

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
                                 March 31, 1999



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

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
                                 March 31, 1999



NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
                                 March 31, 1999



NOTE 2: ADVANCES AND NOTES PAYABLE (continued)

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
                                                                   =========


NOTE 3: STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     On August 23, 1996, 1,013,000 shares were issued under an SEC Exemption Reg. D-504 offering with gross proceeds of $10,130.

     On  July  23,  1997,  the  Company  issued   42,000,000   pursuant  to  the
     Stock-For-Stock Agreement entered into with Intergold Mining Corporation in connection with the acquisition of International Gold Corporation.

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

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
                                 March 31, 1999



NOTE 3: STOCKHOLDERS' EQUITY (continued)

     Effective August 6, 1998, the Company increased the number of authorized shares of common stock from 80,000,000 to 125,000,000 at a par value of $.00025 per share.

     On January 6, 1999, 30,000 shares were issued under Section 4(2) of the Securities Act of 1933 in exchange for $15,000 owed to an outside vendor.

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

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
                                 March 31, 1999



NOTE 3: STOCKHOLDERS' EQUTY (continued)

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

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
                                 March 31, 1999



NOTE 5: DEBT SETTLEMENT

     On January 6, 1999, the Company entered into a settlement agreement with Communique Media to provide 30,000 restricted common shares in the capital of the Company for $15,000 of services provided by Communique Media to the Company. The market price of the Company's common trading shares at January 6, 1999 was approximately $0.59 per share. The price per share of this settlement represents an 18 percent discount from the trading market price at January 6, 1999. These shares were issued on January 6, 1999.

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

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
                                 March 31, 1999



NOTE 7: TECHNOLOGY SUB-LICENSE AGREEMENT (continued)

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

     As of March 31, 1999 the promissory notes and common stock have been issued to the various parties, however, the related technology has not been transferred. These promissory notes become due and payable upon the transfer of the technology. Transfer of the technology will occur after completion of pilot scale testing. The technology is scheduled for transfer during 1999. The Company has expensed the amounts paid pursuant to the agreement as research and development expense.


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

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
                                 March 31, 1999



NOTE 8: EMPLOYEE STOCK OPTION PLAN (continued)

                                           March 31, 1999      March 31, 1998
                                        --------------------  -----------------
                                                    Weighted           Weighted
                                        Number      Average   Number   Average
                                          of        Exercise    of     Exercise
                                        Options      Price    Options   Price
                                        -------      -----    -------   -----

       Outstanding at Beg. of Period      -0-         -0-       -0-      -0-
       Outstanding at End of Period    3,450,000   $.71/share   -0-      -0-
       Exercisable at End of Period    3,450,000   $.71/share   -0-      -0-
       Options Granted                 3,450,000   $.71/share   -0-      -0-
       Options Exercised                  -0-         -0-       -0-      -0-
       Options Forfeited                  -0-         -0-       -0-      -0-
       Options Expired                    -0-         -0-       -0-      -0-

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

NOTE 9: SERVICES AGREEMENT

     The Company signed an agreement on March 18, 1999 that covers services provided by Auric Metallurgical Laboratories, LLC which include specific ore assay, analytical procedures development, and specific metallurgical recovery and ore extraction procedures development on an ever increasing scale. Through the agreement, Auric will provide up to $1,500,000 of services during the period October 1998 through the Fall of 1999. As of March 31, 1999, $273,550 of services related to this agreement have been performed and paid. The services performed under this agreement are recorded as research and development expenses.

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
                                                 ===========

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
                                 March 31, 1999



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

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements
                                 March 31, 1999



NOTE 13: CONTINGENCIES (continued)

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operation
--------------------

     For the three-month period ended March 31, 1999, the Company recorded a net loss of $3,516,875 compared to a net loss of $152,788 in the corresponding period of 1998. During the three-month period ended March 31, 1999 and March 31, 1998, the Company recorded no income.

     During the three-month period ended March 31, 1999, the Company recorded operating expenses of $3,509,679 as compared to $309,847 of operating expenses recorded in the same period for 1998. Property exploration expenses increased significantly in the approximate amount of $2,929,890 in the three-month period in 1999 primarily relating to work orders for research and development and metallurgical services. Administrative expenses increased approximately $269,942 in the three-month period in 1999 compared to 1998. This increase was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of the overall corporate activity.

Liquidity and Capital Resources
-------------------------------

     As of the three-month period ended March 31, 1999, the Company's total assets were $110,984. This decrease from fiscal year ended December 31, 1998 was due primarily to a decrease in cash and cash equivalents. As of the three-month period ended March 31, 1999, the Company's total liabilities were $1,042,865. This overall increase from fiscal year ended December 31, 1998 was due primarily to the promissory notes issued by the Company to Geneva Resources, Inc. and AuRIC Metallurgical Laboratories, LLC. in the amount of $250,000 each, pursuant to the terms and conditions of a technology sub-license agreement dated March 18, 1999 between the Company and Geneva Resources, Inc., and the accrued interest on certain advances.

     Stockholders' Equity (deficit) decreased from $(180,006) for fiscal year ended December 31, 1998 to $(931,881) for the three-month period ended March 31, 1999.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

On October 23, 1998, the Company filed a complaint against a previous geological consultant for the Company in the District Court, Fourth Judicial District, in the State of Idaho, County of Ada. The complaint seeks damages in the approximate amount of $40,000 plus legal fees for business interruption losses claimed by the Company against the geological consultant. The consultant filed an answer on July 13, 1999 without providing counterclaims.

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

No report required.

Item 3. Defaults Upon Senior Securities
---------------------------------------

No report required.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No report required.

Item 5. Other Information
-------------------------

No report required.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  No exhibits required.

(b)  No reports required.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INTERGOLD CORPORATION

Dated: August 13, 1999                         By: /s/ Gary Powers
                                                  ------------------------------
                                                  Gary Powers, President


Dated: August 13, 1999                         By: /s/ Grant Atkins
                                                  ------------------------------
                                                  Grant Atkins, Secretary