Form 10QSB
period 1999-06-30
INTERGOLD CORP
filed 1999-08-13
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

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

     Yes X    No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

Class                                          Outstanding as of August 13, 1999
-----                                          ---------------------------------
Common Stock, $.00025 par value                52,452,000

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

                                  June 30, 1999


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



                              INTERGOLD CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                           June 30,
                                                                            1999
                                                                         -----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $     7,187
PROPERTY PLANT AND EQUIPMENT
  Equipment (net of depreciation)                                              3,850
OTHER ASSETS
  Available-for-sale investments                                              65,000
                                                                         -----------

      Total Assets                                                       $    76,037
                                                                         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                               $   153,851
  Advances payable                                                           175,935
  Directors fees payable                                                      33,500
  Notes payable                                                              551,890
  Accrued interest payable                                                   153,993
                                                                         -----------

      Total Liabilities                                                    1,069,169
                                                                         -----------

STOCKHOLDERS' EQUITY (Deficit)
  Preferred stock, $.001 par value; authorized at June 30, 1999
    75,000,000 shares; issued and outstanding at June 30, 1999 -
    Series A - 10,000,000 shares,                                             10,000
    Series B - 2,510,000 shares                                                2,510
    Upon Liquidation, Series A shares have a $.25 per share preference over other preferred or common stock, Series B shares have a
    $.50 preference over other non-Series A preferred or common stock
  Common stock $.00025 par value; authorized at June 30, 1999 -
     125,000,000 shares; issued and outstanding at
     June 30, 1999, 52,452,000 shares                                         13,114
  Paid - in capital                                                        7,210,144
  Accumulated unrealized gain/loss on investments                           (105,000)
  Accumulated deficit through development stage                           (8,123,900)
                                                                         -----------

      Total Stockholders' Equity (Deficit)                                  (993,132)
                                                                         -----------

      Total Liabilities and Stockholders' Equity (Deficit)               $    76,037
                                                                         ===========

 See accompanying summary of accounting policies and notes to financial statements.

                                        2

                                                INTERGOLD CORPORATION
                                            (A Development Stage Company)
                                               Statements of Operations
                                                       (Unaudited)
                                                                                                                   Inception
                                                     For the 3 Months Ended          For the 6 Months Ended        (July 26,
                                                              June 30,                      June 30,                1996) to
                                                      ---------------------           ---------------------         June 30,
                                                      1999             1998           1999            1998            1999
                                                      ----             ----           ----            ----            ----
                    REVENUES
  Other income                                    $       --      $       --      $       --      $       --      $      1,699
                                                  ------------    ------------    ------------    ------------    ------------

      Total Revenues                                      --              --              --              --             1,699
                                                  ------------    ------------    ------------    ------------    ------------

              OPERATING EXPENSES
PROPERTY EXPLORATION EXPENSES
  Assay and lab                                            796          99,107           1,031         185,814         392,025
  Geological consultants                                63,361          24,639          95,157          74,968         750,060
  Independent project consulting                        60,788            --            60,788            --            60,788
  Consultants - survey and mapping                      11,273          50,000          11,273          50,000          11,273
  Drilling and drill core management                     3,324            --             3,326            --           216,569
  Metallurgical                                        125,802            --           125,802            --           280,639
  Research and development                             315,000            --         3,395,000            --         3,485,000
  Claims maintenance and state fees                      5,004          28,168          21,732          74,566         135,993
  Staking                                                9,053          20,943           9,053          38,127         169,132
  Wages and salaries                                      --              --                59            --            65,140
  Miscellaneous                                         (1,539)           --              --              --            29,148
  Depreciation                                             148            --               296            --               450
  Travel                                                  --              --              --              --             4,686
                                                  ------------    ------------    ------------    ------------    ------------

      Total Property Exploration Expenses              593,010         222,858       3,723,517         423,475       5,600,903
                                                  ------------    ------------    ------------    ------------    ------------

ADMINISTRATIVE EXPENSES
  Overhead and Administration                          273,900         145,000         582,400         235,000       1,673,400
  Reports/information/subscripitions/promotion          14,568          26,735          16,148          26,735         126,500
  Legal and accounting                                  25,170           2,046          44,560          11,324         289,852
  Consultants                                           46,500            --            56,500            --           118,500
  Travel                                                23,785          21,297          36,456          21,297         113,201
  Directors Fees                                         6,000           4,500          12,000          10,500          41,500
  Advertising                                            3,049            --             7,367            --             7,367
  Auto                                                   5,278            --             7,706            --            27,887
  Courier and postage                                    4,476             976           5,415           1,926          19,084
  Internet design and access                             2,308             780           2,308           3,060          10,705
  Office rent                                              667             381           1,244             621          14,582
  Office supplies                                        5,724           2,158          17,627           2,388          21,844
  Transfer agent                                           295             721             545             763           3,061
  Bank charges                                             218             193             660             402           2,934
  Security                                                --              --              --              --               867
  Telephone and fax                                        133            --               201            --             3,707
  Share issue transactions                                --              --              --              --            10,500
  Miscellaneous                                             96           1,106             202           1,106           8,838
  Wages and salaries                                      --              --              --              --            11,944
  Utilities                                               --              --              --              --            34,431
                                                  ------------    ------------    ------------    ------------    ------------

       Total Administrative Expenses                   412,167         205,892         791,339         315,122       2,540,704
                                                  ------------    ------------    ------------    ------------    ------------

       Total Operating Expenses                      1,005,177         428,750       4,514,856         738,597       8,141,607
                                                  ------------    ------------    ------------    ------------    ------------

Operating Income (Loss)                             (1,005,177)       (428,750)     (4,514,856)       (738,597)     (8,139,908)

OTHER INCOME (EXPENSE)
  Sale of Future Profit Sharing Interest                  --              --              --           170,000         170,000
  Interest Expense                                     (11,074)        (20,720)        (18,270)        (33,661)       (153,992)
                                                  ------------    ------------    ------------    ------------    ------------

Net (Loss)                                        $ (1,016,251)   $   (449,470)   $ (4,533,126)   $   (602,258)   $ (8,123,900)
                                                  ============    ============    ============    ============    ============


Income (Loss) per Share                           $     (0.019)   $     (0.009)   $     (0.090)   $     (0.013)   $     (0.246)
                                                  ============    ============    ============    ============    ============

Weighted Average Number of
 Common Shares Outstanding                          52,302,549      47,943,000      50,475,315      47,943,000      32,957,396
                                                  ============    ============    ============    ============    ============

 See accompanying summary of accounting policies and notes to financial statements

                                        3

                                                   INTERGOLD CORPORATION
                                               (A Development Stage Company)
                                                  Statements of Cash Flows
                                      Increase (Decrease) in Cash and Cash Equivalents
                                                        (Unaudited)

                                                                                                                       Inception
                                                          For the 3 Months Ended         For the 6 Months Ended        (July 26,
                                                                  June 30,                       June 30,              1996) to
                                                            -------------------            -------------------         June 30,
                                                            1999           1998            1999           1998           1999
                                                            ----           ----            ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                     $(1,016,251)   $  (449,470)   $(4,533,126)   $  (602,258)   $(8,123,900)
  Adjustments to reconcile net (loss) to cash
    Depreciation and Amortization                               148           --              296           --              450
    Changes in Assets and Liabilities
        Accounts payable                                     76,829           --           35,229           --          153,851
        Director fees payable                                 6,000          4,500         12,000         10,500         33,500
        Accrued interest payable                             11,075         20,719         18,271         33,661        153,993
                                                        -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Used for Operating Activities         (922,199)      (424,251)    (4,467,330)      (558,097)    (7,782,106)
                                                        -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Organization costs                                           --             --            1,771           --             --
  Acquisition of available-for-sale investments                --             --             --         (170,000)      (170,000)
  Equipment purchases                                          --           (2,664)          --           (2,664)        (4,300)
                                                        -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Used for Investing Activities             --           (2,664)         1,771       (172,664)      (174,300)
                                                        -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                          100           --            1,108           --           13,114
  Sale of preferred stock Series A                             --             --             --             --           10,000
  Sale of preferred stock Series B                            1,760           --            2,510           --            2,510
  Additional paid-in capital                                978,140           --        3,726,382           --        7,210,144
  Advances - net of payments                                (67,600)       437,512         (6,104)       609,513        175,935
  Note payable advances                                        --             --          500,000           --          551,890
                                                        -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Provided by Financing Activities       912,400        437,513      4,223,896        609,513      7,963,593
                                                        -----------    -----------    -----------    -----------    -----------

Net increase in cash                                         (9,799)        10,598       (241,663)      (121,248)         7,187

Cash and cash equivalents -  Beginning of period             16,986          2,571        248,850        134,417           --
                                                        -----------    -----------    -----------    -----------    -----------

Cash and cash equivalents - End of period               $     7,187    $    13,169    $     7,187    $    13,169    $     7,187
                                                        ===========    ===========    ===========    ===========    ===========


During 1998, the Company accrued $135,722 of interest on outstanding notes and advances payable.
During 1999, the Company has accrued $18,271 of interest on outstanding notes and advances payable.
Since inception the Company has not paid or capitalized any interest.



 See accompanying summary of accounting policies and notes to financial statements.



                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements

                                 June 30, 1999



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

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements for the three months ended June 30, 1999 and June 30, 1998 and for the six months ended June 30, 1999 and June 30, 1998 include the accounts of Intergold and its wholly owned subsidiary, International Gold Corporation. International Gold Corporation was acquired by purchase on July 23, 1997. The acquisition of International Gold Corporation has been accounted for on the Purchase method of accounting. All significant intercompany transactions and account balances have been eliminated.

     Research, Development and Exploration Costs
     -------------------------------------------

     Research, development and exploration costs are expensed as incurred.

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements

                                 June 30, 1999



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

NOTE 2: ADVANCES AND NOTES PAYABLE

     Advances and Notes Payable are comprised of the following:

     Advances
     --------
                                                    June 30, 1999
                                                    -------------

     Investor Communications Int'l, Inc.              $ (17,404)
     Tri Star Financial Services, Inc.                   26,566
     Amero-can Marketing, Inc.                          166,773
                                                      ---------
                                                      $ 175,935
                                                      =========

     The advances all bear 10% simple interest and are due on demand. There is $146,567 of interest accrued on the advances as of June 30, 1999.

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements

                                 June 30, 1999



NOTE 2: ADVANCES AND NOTES PAYABLE (continued)

     Notes Payable
     -------------

     For the  redemption  of 1,889,750  shares of restricted
     common  stock of the  Company  payable  at par value of
     $.00025.                                                     $   1,890

     To Sonanini Holdings, bearing interest at 7% per annum,
     simple interest on the balance outstanding. The note is
     dated August 6, 1998 and has no stated  maturity  date.
     Accrued  interest  on the note  through  June 30,  1999
     totals $3,152.                                                  50,000

     To Auric Metallurgical  Laboratories,  LLC, pursuant to
     the technology  sub-license  agreement  dated March 18,
     1999, bearing interest at 3% per annum, simple interest
     on the balance  outstanding.  Maturity is upon transfer
     of  technology  and is  expected  to be by the  Fall of
     1999.  Accrued  interest on the note  through  June 30,
     1999 totals $2,137.                                            250,000

     To Geneva  Resources,  Inc.  pursuant to the technology
     sub-license  agreement  dated March 18,  1999,  bearing
     interest  at 3%  per  annum,  simple  interest  on  the
     balance  outstanding.  Maturity  is  upon  transfer  of
     technology  and is  expected to be by the Fall of 1999.
     Accrued  interest  on the note  through  June 30,  1999
     totals $2,137.                                                 250,000

     Total                                                        $ 551,890
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

                                 June 30, 1999



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

     On May 4, 1999, the Company received $100,000 for the exercise of 400,000 Series A warrants to purchase 400,000 restricted shares of common stock at $0.25/share pursuant to the Preferred Series A private placement memorandum dated August 10, 1998.

     At June 30, 1999 there were 52,452,000 shares of common stock outstanding.

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

     Through June 30, 1999, the Company has issued 10,000,000 Series A preferred shares. The issuance generated $2,500,000. As of June 30, 1999, there are 10,000,000 Series A preferred shares and 9,600,000 Series A warrants outstanding.

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements

                                 June 30, 1999



NOTE 3: STOCKHOLDERS' EQUTY (continued)

     The Company has prepared a private placement offering memorandum dated December 15, 1998 to offer Series B units at a cost of $50,000 per unit. Each unit consists of 100,000 shares of Series B preferred stock with a par value of $.001 per share and 100,000 warrants. The terms and conditions of the Series B offering are similar to those of the Series A offering except the cost per share and any conversion price is at $0.50 per share and the Series B offering is subordinate to the Series A offering. The Series B offering comprises a total of 5,000,000 convertible, redeemable preferred shares and 5,000,000 warrants. As of June 30, 1999, the Company had received $1,255,000, representing 2,510,000 shares of Series B preferred stock and an equal number of warrants, pursuant to this private placement memorandum.

NOTE 4: JOINT VENTURE AGREEMENT

     On December 11, 1997, the Company and subsidiary entered into a Joint Venture Agreement with Goldstate Corporation, an OTC Bulletin Board public, non-reporting company. Under terms of the agreement, the Company has received 1,000,000 restricted common shares in the capital of Goldstate Corporation in exchange for the sale of a future profit sharing interest. In 1997, Goldstate Corporation also reimbursed the Company $100,000 for Blackhawk II claims maintenance and staking expenses incurred during 1997 pursuant to the agreement. Goldstate Corporation will be responsible for providing all funding and will initially retain 80% of the profits resulting from the agreement, while the Company will retain 20% of the profits. After Goldstate Corporation is repaid all of its invested capital, the profit distribution will be 51% to Goldstate and 49% to the Company. Originally, International Gold Corporation held possessory title to 439 unpatented lode mining claims that form the subject of this agreement known as Blackhawk II. These claims are in addition to the 321 Blackhawk I claims that form the basis of the Company's current business prospects. The Company completed the transfer of the 439 unpatented lode mining claims to Goldstate Corporation via a quit claim deed on June 10, 1999. As of June 30, 1999, there were no jointly controlled assets pursuant to the agreement and no profits had been generated. Accordingly, the Company has not included any related amounts in its financial statements pursuant to this agreement.

     The sole director of Goldstate Corporation is also a director of Intergold Corporation.

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements

                                 June 30, 1999



NOTE 5: INVESTMENTS

     AVAILABLE FOR SALE INVESTMENTS

     Pursuant to the Joint Venture Agreement discussed in Note 4 with Goldstate Corporation, the Company now owns 1,000,000 restricted common shares in Goldstate Corporation. This represented approximately 10 percent of the total common stock issued by Goldstate Corporation as of December 31, 1998. As these shares can not be marketed for a period of twelve months from issuance the Company has valued the investment at 50% of the trading value of the Goldstate Corporation stock. Pursuant to this methodology, this investment was recorded at the discounted fair value as of the date of stock issuance, $170,000. This investment is classified as an available-for-sale investment. Accordingly any unrealized gain/loss on the change in discounted value of the investment is reported in the equity section of the balance sheet. The accumulated unrealized loss on the investment as of June 30, 1999 is $105,000. During the three month period ended June 30, 1999, the Company has recorded an unrealized loss of $25,000. The discounted value of the investment as of June 30, 1999 was $65,000.

NOTE 6: TECHNOLOGY SUB-LICENSE AGREEMENT

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

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements

                                 June 30, 1999



NOTE 6: TECHNOLOGY SUB-LICENSE AGREEMENT (continued)

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

     As of June 30, 1999 the promissory notes and common stock have been issued to the various parties, however, the related technology has not been transferred. These promissory notes become due and payable upon the transfer of the technology. Transfer of the technology will occur after completion of pilot scale testing. The technology is scheduled for transfer during 1999. The Company has expensed the amounts paid pursuant to the agreement as research and development expense.


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

     As of December 31, 1998, no options had been granted, exercised or forfeited, and no options had expired. During the three month period ending March 31, 1999, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 2,000,000 options with an exercise price of $.50 per share of common stock and 1,450,000 options with an exercise price of $1.00 per common share. Selected information regarding the options as of June 30, 1999 and 1998 are as follows:

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements

                                 June 30, 1999



NOTE 7: EMPLOYEE STOCK OPTION PLAN (continued)

                                           June 30, 1999         June 30, 1998
                                       ---------------------   -----------------
                                                    Weighted            Weighted
                                       Number       Average    Number   Average
                                         of         Exercise     of     Exercise
                                       Options       Price     Options    Price
                                       -------       -----     -------    -----

       Outstanding at Beg. of Period      -0-         -0-        -0-       -0-
       Outstanding at End of Period    3,450,000   $.71/share    -0-       -0-
       Exercisable at End of Period    3,450,000   $.71/share    -0-       -0-
       Options Granted                 3,450,000   $.71/share    -0-       -0-
       Options Exercised                  -0-         -0-        -0-       -0-
       Options Forfeited                  -0-         -0-        -0-       -0-
       Options Expired                    -0-         -0-        -0-       -0-

     As of June 30, 1999, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 18 years 266 days. There are 3,450,000 options that are exercisable with a weighted average exercise price of $.71 per share of common stock.

NOTE 8: SERVICES AGREEMENT

     The Company signed an agreement on March 18, 1999 that covers services provided by Auric Metallurgical Laboratories, LLC which include specific ore assay, analytical procedures development, and specific metallurgical recovery and ore extraction procedures development on an ever increasing scale. Through the agreement, Auric will provide up to $1,500,000 of services during the period October 1998 through the Fall of 1999. As of June, 1999, $625,000 in services related to this agreement have been paid. The services performed under this agreement are recorded as research and development expenses.

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
                                                 ===========

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements

                                 June 30, 1999



NOTE 10: GOING CONCERN AND CONTINUED OPERATIONS

     At June 30, 1999, the Company has not generated significant revenues from operations. The Company's successful financial operations and movement into an operating basis are contingent on the development of the lode mining claims and the continuing ability of generating capital financing. The Company intends to finance operations for the next twelve months through the December 15, 1998 private placement discussed in Note 3. This offering would generate approximately $2,500,000 in total. The Company also believes that the shareholders will exercise the conversion privileges of the warrants issued with the Preferred A and B shares discussed in Note 3 as needed.

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

NOTE 12: CONTINGENCIES

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

     The Company is subject to a claim for unpaid consulting fees amounting to $8,757 plus interest of $657 plus legal costs of $2,900 for a total of $12,314. The consulting fees are for claim staking services provided to International Gold Company during 1998. The Company has substantial defenses, has incurred mitigating charges relating to the claim, and has filed an offsetting counter-claim in the approximate amount of $21,000. The maximum potential liability due to this claim is $12,314. No provision for this claim has been recorded in the financial statements.

                             INTERGOLD CORPORATION
                    Notes to Unaudited Financial Statements

                                 June 30, 1999



NOTE 12: CONTINGENCIES (continued)

     Due to the nature of the Company's operations, the Technology Sub-License (license) that the Company will receive pursuant to the discussion in Note 6 may have a significantly impaired value once it is transferred. While the Company feels that the license is necessary to develop the Blackhawk claims to their potential, the speculative nature of the claims and the desire to present the Company's assets conservatively require the Company to value the license at the discounted value of potential future cash flows that will be generated by the claims. As the claims are still in an exploration stage, it is anticipated that any potential future cash flows would be deeply discounted. The Company expects that due to this conservative approach a significant portion of the license value will be shown as an impairment loss in future periods. The Company has not determined the discounted future cash flow value at this time.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Results of Operation
--------------------

Quarter Ended June 30, 1999 compared to June 30, 1998
-----------------------------------------------------

     For the three-month period ended June 30, 1999, the Company recorded a net loss of $1,016,251 compared to a net loss of $449,470 in the corresponding period of 1998. During the three-month period ended June 30, 1999 and June 30, 1998, the Company recorded no income.

     During the three-month period ended June 30, 1999, the Company recorded operating expenses of $1,005,177 compared to $428,750 of operating expenses recorded in the same period for 1998. Property exploration expenses increased approximately $370,152 in the three-month period in 1999 primarily relating to work orders for research and development and metallurgical services. Administrative expenses increased approximately $206,275 in the three-month period in 1999 compared to 1998. This increase was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of the overall corporate activity.

Six Months Ended June 30, 1999 compared to June 30, 1998
--------------------------------------------------------

     For the six-month period ended June 30, 1999, the Company recorded a net loss of $4,533,126 compared to a net loss of $602,258 in the corresponding period of 1998. During the six-month period ended June 30, 1999 and June 30, 1998, the Company recorded no income.

     During the  six-month  period  ended June 30,  1999,  the Company  recorded operating expenses of $4,514,856 compared to $738,597 of operating expenses recorded in the same period for 1998. Property exploration expenses increased significantly in the approximate amount of $3,300,042 in the six-month period in 1999 primarily due to the amounts paid by the Company as research and development expenses associated with the technology sub-license agreement dated March 18, 1999 between the Company and Geneva Resources, Inc. (the "Sub-License Agreement"), and work orders for metallurgical services. Administrative expenses increased approximately $476,217 in the six-month period in 1999 compared to 1998. This increase was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of the overall corporate activity.

Liquidity and Capital Resources
-------------------------------

     As of the six-month period ended June 30, 1999, the Company's total assets were $76,037. This decrease from fiscal year ended December 31, 1998 was due primarily to a decrease in cash and cash equivalents. As of the six-month period ended June 30, 1999, the Company's total liabilities were $1,069,169. This overall increase from fiscal year ended December 31, 1998 was due primarily to the promissory notes issued by the Company to Geneva Resources, Inc. and AuRIC Metallurgical Laboratories, LLC. in the amount of $250,000 each, pursuant to the terms and conditions of the Sub-License Agreement, and the accrued interest on certain advances.

     Stockholders' Equity (deficit) decreased from $(45,686) for fiscal year ended December 31, 1998 to $(993,132) for the six-month period ended June 30, 1999.

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

                                                   INTERGOLD CORPORATION



Dated: August 13, 1999                             By: /s/ Gary Powers
----------------------                             -------------------
                                                   Gary Powers, President


Dated: August 13, 1999                             By: /s/ Grant Atkins
----------------------                             --------------------
                                                   Grant Atkins, Secretary