Form 10QSB
period 1999-09-30
INTERGOLD CORP
filed 1999-11-10
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

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

         Yes      X       No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of November 8, 1999
-----                                       ----------------------------------

Common Stock, $.00025 par value             53,052,000

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

                               September 30, 1999



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


                                      INTERGOLD CORPORATION
                                  (A Development Stage Company)
                                          Balance Sheet
                                           (Unaudited)

                                                                                   Septmber 30,
                                                                                       1999
                                                                                   -----------
                                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                        $    33,697

PROPERTY PLANT AND EQUIPMENT
  Equipment (net of depreciation)                                                        3,702

OTHER ASSETS
  Available-for-sale investments                                                        57,500
                                                                                   -----------

      Total Assets                                                                 $    94,899
                                                                                   ===========


                              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                                         $   235,126
  Advances payable                                                                     651,941
  Directors fees payable                                                                39,500
  Notes payable                                                                        551,890
  Accrued interest payable                                                             162,107
                                                                                   -----------

      Total Liabilities                                                              1,640,564
                                                                                   -----------

STOCKHOLDERS' EQUITY (Deficit)
  Preferred stock, $.001 par value; authorized at September 30, 1999
    75,000,000 shares; issued and outstanding at September 30, 1999 -
    Series A- 10,000,000 shares,                                                        10,000
    Series B - 2,510,000 shares                                                          2,510
    Upon Liquidation, Series A shares have a $.25 per share preference over other preferred or common stock, Series B shares have a $.50 preference over other non-Series A preferred or common stock
  Common stock $.00025 par value; authorized at September 30, 1999 -
    125,000,000 shares; issued and outstanding at
    September 30, 1999, 53,052,000 shares                                               13,263
  Paid - in capital                                                                  7,359,995
  Accumulated unrealized gain/loss on investments                                     (112,500)
  Accumulated deficit through development stage                                     (8,818,933)
                                                                                   -----------

      Total Stockholders' Equity (Deficit)                                          (1,545,665)
                                                                                   -----------

      Total Liabilities and Stockholders' Equity (Deficit)                         $    94,899
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

                                                2

                                                   INTERGOLD CORPORATION
                                               (A Development Stage Company)
                                                  Statements of Operations
                                                          (Unaudited)

                                                                                                                        Inception
                                                                                                                        (July 26,
                                                     For the 3 Months Ended Sep. 30,  For the 9 Months Ended Sep. 30,    1996) to
                                                     -------------------------------  -------------------------------  September 30,
                                                           1999           1998             1999            1998            1999
                                                       ------------    ------------    ------------    ------------    ------------
                   REVENUES
  Other income                                         $       --      $       --      $       --      $               $      1,699
                                                       ------------    ------------    ------------    ------------    ------------

      Total Revenues                                           --              --              --              --             1,699
                                                       ------------    ------------    ------------    ------------    ------------
              OPERATING EXPENSES
PROPERTY EXPLORATION EXPENSES
  Assay and lab                                         (1,031)        119,065            --           304,879         390,994
  Geological consultants                               (15,213)         53,011          79,944         127,979         734,847
  Independent project consulting                       209,838            --           270,626            --           270,626
  Consultants - survey and mapping                       9,786          20,198          21,059          70,198          21,059
  Drilling and drill core management                    37,556         150,859          40,882         150,859         254,125
  Metallurgical                                         (9,700)           --           651,102            --           895,939
  Research and development                                --              --         2,860,000            --         2,860,000
  Claims maintenance and state fees                     45,200          32,104          66,932         106,670         181,193
  Staking                                                2,784         (14,957)         11,837          23,170         171,916
  Wages and salaries                                      --              --                59            --            65,140
  Miscellaneous                                           --               137            --               137          29,148
  Depreciation                                             148            --               444            --               598
  Travel                                                  --              --              --              --             4,686
                                                  ------------    ------------    ------------    ------------    ------------

      Total Property Exploration Expenses              279,368         360,417       4,002,885         783,892       5,880,271
                                                  ------------    ------------    ------------    ------------    ------------
ADMINISTRATIVE EXPENSES
  Overhead and Administration                          316,505         125,000         898,905         360,000       1,989,905
  Reports/information/subscripitions/promotion           7,257           2,160          23,405          28,895         133,757
  Legal and accounting                                  24,016           2,336          68,576          13,660         313,868
  Consultants                                           25,000           2,000          81,500           2,000         143,500
  Travel                                                36,575             915          73,031          22,212         149,776
  Directors Fees                                         6,000           4,500          18,000          15,000          47,500
  Advertising                                                1          14,000           7,368          14,000           7,368
  Auto                                                   5,204           3,475          12,910           3,475          33,091
  Courier and postage                                    1,242           1,481           6,657           3,407          20,326
  Internet design and access                               362            --             2,670           3,060          11,067
  Insurance                                               --             2,194              80           2,194              80
  Office rent                                             --               241           1,244             862          14,582
  Office supplies                                          213              84          17,840           2,472          22,057
  Transfer agent                                           150             180             695             943           3,211
  Bank charges                                             140             293             800             695           3,074
  Security                                                --               867            --               867             867
  Telephone and fax                                        206            --               407            --             3,913
  Share issue transactions                                --              --              --              --            10,500
  Miscellaneous                                        (15,321)          9,998         (15,199)         11,104          (6,563)
  Wages and salaries                                      --              --              --              --            11,944
  Utilities                                               --              --              --              --            34,431
                                                  ------------    ------------    ------------    ------------    ------------

       Total Administrative Expenses                   407,550         169,724       1,198,889         484,846       2,948,254
                                                  ------------    ------------    ------------    ------------    ------------

       Total Operating Expenses                        686,918         530,141       5,201,774       1,268,738       8,828,525
                                                  ------------    ------------    ------------    ------------    ------------

Operating Income (Loss)                               (686,918)       (530,141)     (5,201,774)     (1,268,738)     (8,826,826)

OTHER INCOME (EXPENSE)
  Sale of Future Profit Sharing Interest                  --                              --           170,000         170,000
  Interest Expense                                      (8,115)        (26,003)        (26,385)        (59,664)       (162,107)
                                                  ------------    ------------    ------------    ------------    ------------

Net (Loss)                                        $   (695,033)   $   (556,144)   $ (5,228,159)   $ (1,158,402)   $ (8,818,933)
                                                  ============    ============    ============    ============    ============


Income (Loss) per Share                           $     (0.013)   $     (0.012)   $     (0.102)   $     (0.024)   $     (0.252)
                                                  ============    ============    ============    ============    ============

Weighted Average Number of
 Common Shares Outstanding                          52,673,739      47,943,000      51,353,042      47,943,000      35,029,965
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

                                                               3

                                                    INTERGOLD CORPORATION
                                                (A Development Stage Company)
                                                   Statements of Cash Flows
                                      Increase (Decrease) in Cash and Cash Equivalents
                                                          (Unaudited)



                                                                                                                         Inception
                                                               For the 3 Months Ended       For the 9 Months Ended       (July 26,
                                                                       Sep. 30,                    Sep. 30,              1996) to
                                                            --------------------------    --------------------------   September 30,
                                                                1999           1998           1999           1998           1999
                                                            -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $  (695,033)   $  (556,144)   $(5,228,159)   $(1,158,402)   $(8,818,933)
  Adjustments to reconcile net (loss) to cash
    Depreciation and Amortization                                   148           --              444           --              598
    Changes in Assets and Liabilities
        Accounts payable                                         81,275           --          116,505           --          235,126
        Director fees payable                                     6,000          4,500         18,000         15,000         39,500
        Accrued interest payable                                  8,114         26,003         26,385         59,664        162,107
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Used for Operating Activities             (599,496)      (525,641)    (5,066,825)    (1,083,738)    (8,381,602)
                                                            -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Organization costs                                               --             --            1,771           --             --
  Acquisition of available-for-sale investments                    --             --         (170,000)      (170,000)
   Equipment purchases                                             --          (41,601)          --          (44,265)        (4,300)
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Used for Investing Activities                 --          (41,601)         1,771       (214,265)      (174,300)
                                                            -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                              150           --            1,257           --           13,263
  Sale of preferred stock Series A                                 --            3,800           --            3,800         10,000
  Sale of preferred stock Series B                                 --             --            2,510           --            2,510
  Additional paid-in capital                                    149,851        946,200      3,876,233        946,200      7,359,995
  Advances - net of payments                                    476,005       (207,608)       469,901        401,905        651,941
  Note payable advances                                            --           50,000        500,000         50,000        551,890
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Provided by Financing Activities           626,006        792,392      4,849,901      1,401,905      8,589,599
                                                            -----------    -----------    -----------    -----------    -----------

Net increase in cash                                             26,510        225,150       (215,153)       103,902         33,697

Cash and cash equivalents -  Beginning of period                  7,187         13,169        248,850        134,417           --
                                                            -----------    -----------    -----------    -----------    -----------

Cash and cash equivalents - End of period                   $    33,697    $   238,319    $    33,697    $   238,319    $    33,697
                                                            ===========    ===========    ===========    ===========    ===========


During 1998, the Company accrued $135,722 of interest on outstanding notes and advances payable.
During 1999, the Company has accrued $26,385 of interest onoutstanding notes and advances payable.
Since inception the Company has not paid or capitalized any interest.




                        See accompanying summary of accounting policies and notes to financial statements.

                                                            4

                              INTERGOLD CORPORATION
                          (A Development Stage Company)
                    Notes to Unaudited Financial Statements

                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          Principles of Consolidation
          ---------------------------

          The consolidated financial statements for the three months ended September 30, 1999 and September 30, 1998 and for the nine months ended September 30, 1999 and September 30, 1998 include the accounts of Intergold and its wholly owned subsidiary, International Gold Corporation. International Gold Corporation was acquired by purchase on July 23, 1997. The acquisition of International Gold Corporation has been accounted for on the Purchase method of accounting. All significant intercompany transactions and account balances have been eliminated.

          Research, Development and Exploration Costs
          -------------------------------------------

          Research, development and exploration costs are expensed as incurred.

                              INTERGOLD CORPORATION
                          (A Development Stage Company)
                    Notes to Unaudited Financial Statements

                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2:   ADVANCES AND NOTES PAYABLE

          Advances and Notes Payable are comprised of the following:

          Advances
          --------

          ================================================================
                                                              September
                                                              30, 1999
          ----------------------------------------------------------------
          Investor Communications Int'l, Inc.                 $ 15,376
          Tri Star Financial Services, Inc.                     26,567
          Alexander Cox                                         50,500
          Sonanini Holdings                                    417,500
          Amero-can Marketing, Inc.                            141,998
                                                              --------
                                                              $651,941
          ================================================================

          The advances all bear 10% simple interest and are due on demand. There is $150,056 of interest accrued on the advances as of September 30, 1999.

                              INTERGOLD CORPORATION
                          (A Development Stage Company)
                    Notes to Unaudited Financial Statements

                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 2:   ADVANCES AND NOTES PAYABLE (continued)

          Notes Payable
          -------------

          ======================================================================
          For  the   redemption   of  1,889,750   shares  of         $   1,890
          restricted common stock of the Company payable at par value of $.00025.

          To Sonanini  Holdings,  bearing interest at 7% per            50,000
          annum, simple interest on the balance outstanding.
          The note is dated August 6, 1998 and has no stated
          maturity  date.   Accrued  interest  on  the  note
          through September 30, 1999 totals $4,027.

          To Auric Metallurgical Laboratories, LLC, pursuant           250,000
          to  the  technology  sub-license  agreement  dated
          March 18, 1999,  bearing interest at 3% per annum,
          simple   interest  on  the  balance   outstanding.
          Maturity is upon transfer of technology and is expected to be by the Fall of 1999. Accrued interest on the note through September 30, 1999 totals $4,012.

          To  Geneva   Resources,   Inc.   pursuant  to  the           250,000
          technology sub-license agreement dated March 18, 1999 bearing interest at 3% per annum, simple interest on the balance outstanding. Maturity is upon transfer of technology and is expected to be by the Fall of 1999. Accrued interest on the note through September 30, 1999 totals $4,012.

          Total                                                      $ 551,890
          ======================================================================

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

                              INTERGOLD CORPORATION
                          (A Development Stage Company)
                    Notes to Unaudited Financial Statements

                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 3:   STOCKHOLDERS' EQUITY (continued)

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

          On August 27, 1999, the Company received $150,000 for the exercise of 600,000 Series A warrants to purchase 600,000 restricted shares of common stock at $0.25/share pursuant to the Preferred Series A private placement memorandum dated August 10, 1998.

          At September 30, 1999 there were 53,052,000 shares of common stock outstanding.

          Preferred Stock
          ---------------

          The Company authorized for issuance 5,000,000 shares of Preferred Stock at December 31, 1997.

          Effective August 6, 1998, the Company increased the number of authorized shares of preferred stock from 5,000,000 to 75,000,000 at a par value of $.001 per share.

          Pursuant to a private placement memorandum dated August 10, 1998, the Company offered Series A units at a cost of $50,000. Each unit consisted of 200,000 shares of Series A Preferred stock with a par value of $.001 per share and 200,000 warrants. Each warrant entitles the holder to purchase one share of restricted common stock at $.25 per share. The warrants expire on July 31, 2001. The Series A preferred shares are redeemable by the Company at any time after July 31, 2001 for $.25 per share, plus accrued and unpaid dividends.
          Dividends will accrue cumulatively at the rate of 20% per year, and will be paid annually in arrears when, as and if declared by the Company's Board of Directors. The Company may redeem the warrants at any time at a cost of $.01 per warrant. Each Series A preferred share is convertible into one share of restricted common stock and all then

                              INTERGOLD CORPORATION
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements

                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 3:   STOCKHOLDERS' EQUTY (continued)

          accrued and unpaid dividends are convertible into restricted common stock at the conversion price of $.25 per share.

          Through September 30, 1999, the Company has issued 10,000,000 Series A preferred shares. The issuance generated $2,500,000. As of September 30, 1999, there are 10,000,000 Series A preferred shares and 9,600,000 Series A warrants outstanding.

          The Company has prepared a private placement offering memorandum dated December 15, 1998 to offer Series B units at a cost of $50,000 per unit. Each unit consists of 100,000 shares of Series B preferred stock with a par value of $.001 per share and 100,000 warrants. The terms and conditions of the Series B offering are similar to those of the Series A offering except the cost per share and any conversion price is at $0.50 per share and the Series B offering is subordinate to the Series A offering. The Series B offering comprises a total of
          5,000,000 convertible, redeemable preferred shares and 5,000,000 warrants. As of September 30, 1999, the Company had received $1,255,000, representing 2,510,000 shares of Series B preferred stock and an equal number of warrants, pursuant to this private placement memorandum.

NOTE 4:   JOINT VENTURE AGREEMENT

          On December 11, 1997, the Company and subsidiary entered into a Joint Venture Agreement with Goldstate Corporation, an OTC Bulletin Board public, non-reporting company. Under terms of the agreement, the Company has received 1,000,000 restricted common shares in the capital of Goldstate Corporation in exchange for the sale of a future profit sharing interest. In 1997, Goldstate Corporation also reimbursed the Company $100,000 for Blackhawk II claims maintenance and staking expenses incurred during 1997 pursuant to the agreement. Goldstate Corporation will be responsible for providing all funding and will initially retain 80% of the profits resulting from the agreement, while the Company will retain 20% of the profits. After Goldstate Corporation is repaid all of its invested capital, the profit distribution will be 51% to Goldstate and 49% to the Company. Originally, International Gold Corporation held possessory title to 439 unpatented lode mining claims that form the subject of this agreement known as Blackhawk II. These claims are in addition to the 321 Blackhawk I claims that form the basis of the Company's current business prospects. The Company completed the transfer of the 439 unpatented lode mining claims to Goldstate Corporation via a quit claim deed on September 10, 1999. As of September 30, 1999, there were no jointly controlled assets pursuant to the agreement and no profits had been generated. Accordingly, the Company has not included any related amounts in its financial statements pursuant to this agreement.

          The sole director of Goldstate Corporation is also a director of Intergold Corporation.

                              INTERGOLD CORPORATION
                          (A Development Stage Company)
                    Notes to Unaudited Financial Statements

                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 5:   INVESTMENTS

          AVAILABLE FOR SALE INVESTMENTS

          Pursuant to the Joint Venture Agreement discussed in Note 4 with Goldstate Corporation, the Company now owns 1,000,000 restricted common shares in Goldstate Corporation. This represented approximately 10 percent of the total common stock issued by Goldstate Corporation as of December 31, 1998. As these shares can not be marketed for a period of twelve months from issuance the Company has valued the investment at 50% of the trading value of the Goldstate Corporation stock. Pursuant to this methodology, this investment was recorded at the discounted fair value as of the date of stock issuance, $170,000. This investment is classified as an available-for-sale investment. Accordingly any unrealized gain/loss on the change in discounted value of the investment is reported in the equity section of the balance sheet. The accumulated unrealized loss on the investment as of September 30, 1999 is $112,500. During the three month period ended September 30, 1999, the Company has recorded an unrealized loss of $7,500. The discounted value of the investment as of September 30, 1999 was $57,500.

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

          As of September 30, 1999 the promissory notes and common stock have been issued to the various parties, however, the related technology has not been transferred. These promissory notes become due and
          payable  upon  the  transfer  of  the  technology.   Transfer  of  the
          technology  will occur after  completion of pilot scale  testing.  The

                              INTERGOLD CORPORATION
                          (A Development Stage Company)
                    Notes to Unaudited Financial Statements

                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 6:   TECHNOLOGY SUB-LICENSE AGREEMENT (continued)

          technology is scheduled for transfer during 1999. The Company has expensed the amounts paid pursuant to the agreement as research and development expense.

          The Company has initiated legal proceedings related to this agreement (See Note 12).


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

          As of December 31, 1998, no options had been granted, exercised or forfeited, and no options had expired. During the three month period ending March 31, 1999, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 2,000,000 options with an exercise price of $.50 per share of common stock and 1,450,000 options with an exercise price of $1.00 per common share. Selected information regarding the options as of September 30, 1999 and 1998 are as follows:

                                        September 30, 1999   September 30, 1998
                                      ------------------------------------------
                                                    Weighted          Weighted
                                        Number      Average   Number  Average
                                          of        Exercise    of    Exercise
                                        Options      Price    Options   Price
                                      ------------------------------------------

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

                              INTERGOLD CORPORATION
                          (A Development Stage Company)
                    Notes to Unaudited Financial Statements

                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 7:   EMPLOYEE STOCK OPTION PLAN (continued)

          As of September 30, 1999, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 18 years 174 days. There are 3,450,000 options that are exercisable with a weighted average exercise price of $.71 per share of common stock.

NOTE 8:   SERVICES AGREEMENT

          The Company signed an agreement on March 18, 1999 that covers services provided by Auric Metallurgical Laboratories, LLC which include specific ore assay, analytical procedures development, and specific metallurgical recovery and ore extraction procedures development on an ever increasing scale. Through the agreement, Auric will provide up to $1,500,000 of services during the period October 1998 through the Fall of 1999. As of September, 1999, $644,800 in services related to this agreement have been paid. The services performed under this agreement are recorded as research and development expenses.


          The Company has initiated legal proceedings related to this agreement (See Note 12).


NOTE 9:   INCOME TAXES

          The Company incurred operating losses for the year ended December 31, 1998 of $1,738,196. The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 1998, the Company had net operating loss carry forwards of $3,456,454, which expire between the years 2006 - 2013. The deferred tax assets resulting from these carry forwards were as follows:

                                                              1998
                                                          -----------
          Deferred tax assets                             $ 1,175,188
          Less valuation of net assets                     (1,175,188)
                                                          -----------
                                                          $      --
                                                          ===========

                              INTERGOLD CORPORATION
                          (A Development Stage Company)
                    Notes to Unaudited Financial Statements

                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 10:  GOING CONCERN AND CONTINUED OPERATIONS

          At September 30, 1999, the Company has not generated significant revenues from operations. The Company's successful financial operations and movement into an operating basis are contingent on the development of the lode mining claims and the continuing ability of generating capital financing. The Company intends to finance operations for the next twelve months through the December 15, 1998 private placement discussed in Note 3. This offering would generate approximately $2,500,000 in total, with $1,255,000 being generated through September 30, 1999. The Company also believes that the shareholders will exercise the conversion privileges of the warrants issued with the Preferred A and B shares discussed in Note 3 as needed. The Company also expects to utilize additional advances to fund operations.

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

                              INTERGOLD CORPORATION
                          (A Development Stage Company)
                    Notes to Unaudited Financial Statements

                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 12:  CONTINGENCIES (continued)

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

          On  October  8,  1999,   the   Company's   wholly  owned   subsidiary,
          International Gold Corporation ("IGC") joined a legal complaint initiated by Geneva Resources, Inc., against AuRIC Metallurgical Laboratories, LLC ("AuRIC"), Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore. The damages sought by IGC/Geneva are to be determined in court. The damages incurred stem from reliance on assays and representations made by AuRIC and upon actions and engineering reports produced by Dames & Moore. IGC/Geneva also alleges there were breaches of contract by AuRIC and Dames and Moore, as well as other causes of action.

Item 2. Management's Discussion and Analysis or Plan of Operation

General
-------

     To date, there have been no income realized from the business operations of the Company. The Company's primary source of cash has been the conversion of Series A Warrants into shares of the Company's restricted Common Stock at the redemption price of $0.25 per Series A Warrant. Pursuant to a letter from the Company which provided notice to the holders of Preferred Shares that the Company intended to redeem in whole the outstanding Warrants, 1,000,000 Series A Warrants have been converted into 1,000,000 shares of the Company's restricted Common Stock for an aggregate consideration of $250,000.00.

Results of Operation
--------------------

Quarter Ended September 30, 1999 compared to September 30, 1998
---------------------------------------------------------------

     For the three-month period ended September 30, 1999, the Company recorded a net loss of $695,033 compared to a net loss of $556,144 in the corresponding period of 1998. During the three-month period ended September 30, 1999 and September 30, 1998, the Company recorded no income.

     During the three-month period ended September 30, 1999, the Company recorded operating expenses of $686,918 as compared to $530,141 of operating expenses recorded in the same period for 1998. Property exploration expenses decreased slightly in the approximate amount of $81,049 in the three-month period during 1999 primarily because of the breach of the agreement for services dated March 18, 1999 between International Gold Corporation, the Company's subsidiary, and AuRIC Metallurgical Laboratories (the "Service Agreement"), and the resulting lack of work orders for research and development and metallurgical services. However, administrative expenses increased by approximately $237,826 in the three-month period in 1999 compared to 1998. This increase was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of associated costs and corporate activity pertaining to litigation initiated by the Company against AuRIC Metallurgical Laboratories.

Nine Months Ended September 30, 1999 compared to September 30, 1998
-------------------------------------------------------------------

     For the nine-month period ended September 30, 1999, the Company recorded a net loss of $5,228,159 compared to a net loss of $1,158,402 in the corresponding period of 1998. During the nine-month period ended September 30, 1999 and September 30, 1998, the Company recorded no income.

     During the nine-month period ended September 30, 1999, the Company recorded operating expenses of $5,201,774 as compared to $1,268,738 of operating expenses recorded in the same period for 1998. Property exploration expenses increased significantly in the approximate amount of $3,218,993 in the nine-month period during 1999 primarily due to the amounts paid by the Company as research and development expenses associated with the Service Agreement and the technology sub-license agreement dated March 19, 1999 between the Company and Geneva Resources, Inc. (the "Sub-License Agreement"), and work orders for metallurgical services. Administrative expenses increased approximately $714,043 in the six-month period during 1999 compared to 1998. This increase was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of the overall corporate activity.

Liquidity and Capital Resources
-------------------------------

     As of the nine-month period ended September 30, 1999, the Company's total assets were $94,889. This decrease from fiscal year ended December 31, 1998 was due primarily to a decrease in cash and cash equivalents. As of the nine-month period ended September 30, 1999, the Company's total liabilities were $1,640,564. This overall increase from fiscal year ended December 31, 1998 was due primarily to the promissory notes issued by the Company to Geneva Resources, Inc. and AuRIC Metallurgical Laboratories, LLC. in the amount of $250,000 each pursuant to the terms and conditions of the Sub-License Agreement, the advances made to the Company, and the accrued interest on such advances.

     Stockholders' Equity (deficit) decreased from $(180,006) for fiscal year ended December 31, 1998 to $(1,545,665) for the nine-month period ended September 30, 1999.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

     On September  27,  1999,  International  Gold  Corporation,  the  Company's
subsidiary, and Geneva Resources, Inc., a Nevada corporation ("Geneva") initiated legal proceedings against AuRIC Metallurgical Laboratories, LLC, a Utah limited liability company ("AuRIC") and Dames & Moore, a Delaware corporation ("Dames & Moore"), by filing its complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah.

     International Gold Corporation, on behalf of the Company, and AuRIC had previously entered into the Service Agreement whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the Blackhawk Property. Geneva and AuRIC also entered into a technology License Agreement dated March 17, 1999 (the :License Agreement") whereby AuRIC agreed to supply the proprietary technology to Geneva and grant to Geneva a license to use such technology on claims located on the Blackhawk Property, and AuRIC also grant Geneva the right to sub-license the proprietary technology to the Company for use on the Blackhawk Property. Dames & Moore subsequently verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability. The Company subsequently entered into multiple work orders with Dames & Moore relating to a variety of services, such as professional and independent project management, project cost control, geological mapping and studies, permitting and land use, chain of custody drill sample collection, environmental assessment reports, survey mapping petrographic studies, data management and data entry, chain of custody assay database, geographic information systems, development geology, project control, scheduling, geology support, chain of custody protocols, laboratory evaluations, public involvement, and field mobilizations.

     International Gold Corporation and Geneva initiated legal proceedings against AuRIC for (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to the Company, Geneva and Dames & Moore; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance; (v) non-disclosure injunction; (vi) failure by AuRIC to repay advances; and (vii) quantum meruit/unjust enrichment. The Company also named Dames & Moore in the legal proceeding in a declaratory relief cause of action.

     The Company is reviewing further legal remedies against AuRIC and Dames & Moore and intends to aggressively pursue any and all such actions.


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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  No exhibits required.

(b)  No reports required.

     On behalf of the Company an 8-K was filed on October 4, 1999.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INTERGOLD CORPORATION

Dated: November 8, 1999                         By: /s/ Gary Powers
                                                  ------------------------------
                                                  Gary Powers, President


Dated: November 8, 1999                         By: /s/ Grant Atkins
                                                  ------------------------------
                                                  Grant Atkins, Secretary