Form 10KSB40
period 1999-12-31
INTERGOLD CORP
filed 2000-03-30
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1999

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

                    5000 Birch Street, West Tower, Suite 4000
                         Newport Beach, California 92660
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (949) 476-3611
                                 --------------
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No
                                 -------      -------

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State the issuer's revenues for its more recent fiscal year (ending December 31, 1999): $ -0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2000: $212,520.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of March 22, 2000

Common Stock, $.00025 par value          57,654,100




                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

     Intergold Corporation, which currently trades on the OTC Bulletin Board under the symbol "IGCO" (referred to in this Form 10-KSB as "IGCO"), is primarily engaged in the business of exploration of gold and precious metals in the United States. In 1996, IGCO was incorporated under the laws of the State of Nevada under the name All Wrapped Up, Inc. During 1997, control and management of IGCO changed, its primary business focus was redirected to the exploration of gold and precious metals, and its name was changed to Intergold Corporation. IGCO's operational business activities are carried out through International Gold Corporation ("INGC"), a private wholly-owned subsidiary of IGCO. INGC's primary asset consists of title to a block of 321 contiguous unpatented lode mining claims located in Lincoln County, south-central Idaho (the "Blackhawk Property"). IGCO is considered to be in the exploration stage without any assurance that the Blackhawk Property contains a commercially viable mineral deposit (a reserve).

Business of IGCO

     The Blackhawk Property is comprised of 321 contiguous unpatented lode mining claims. IGCO also holds a forty-nine percent (49%) joint venture interest in profits with Goldstate Corporation pertaining to a further 439 unpatented lode mining claims in an area adjacent to the Blackhawk Property (the Blackhawk II Property). INGC, the wholly-owned subsidiary of IGCO, holds possessory title to the unpatented lode mining claims on the Blackhawk Property.

     The Blackhawk Property was initially explored by surface mapping and sampling and recirculation drilling which identified a large potentially mineralized zone on the Blackhawk Property showing anomalously high concentrations of gold from certain assays. Subsequently, the Blackhawk Property was further explored by drilling nine core holes each to a depth of five hundred feet.

     Management of IGCO retained AuRIC Metallurgical Laboratories, LLC of Salt Lake City, Utah ("AuRIC") to carry out fire assay testing and chemical leach analysis of core samples derived from the drilling. AuRIC developed a fire assay procedure that was validated in a November 30, 1998 report by Dames and Moore, an internationally recognized engineering and consulting firm ("Dames & Moore") entitled Verification of Validity of Developed Analytical Procedures - The Blackhawk Project" and in a subsequent report dated January 6, 1999 entitled Determination of Repeatability of the Verified Developed Analytical Procedures for the Blackhawk Project".

     AuRIC conducted this fire assay procedure on the core samples of each of the nine holes drilled. Such assays at fifty-foot intervals indicated an average gold and silver grade of 0.090 and 0.190 ounces per ton, respectively. AuRIC also provided further assays at every five-foot interval throughout each of eight drill core holes. Such assays indicated an average gold and silver grade of 0.075 and 0.179 ounces per ton, respectively.

     The services of Dames & Moore were also engaged by IGCO directly and indirectly through AuRIC to provide validation audits during the assay and metallurgical recovery process conducted by AuRIC. In November of 1998, according to independent testing conducted by Dames & Moore, Dames & Moore validated AuRIC's fire assay and metallurgical recovery procedures as a method to verify the existence of gold and silver mineralization. The positive outcome of the testing program conducted by Dames & Moore formed the subject of the November 30, 1998 report referenced above, providing verification of mineralization in the actual testing. Dames & Moore subsequently verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability.

     IGCO subsequently entered into multiple work orders with Dames & Moore relating to a variety of services, such as professional and independent project management, project cost control, geological mapping and studies, permitting and land use, chain of custody drill sample collection, environmental assessment reports, survey mapping, petrographic studies, data management and entry, chain of custody assay database, geographic information systems, development geology, project control, scheduling, geology support, chain of custody protocol, laboratory evaluations, public involvement, and field mobilization.

     INGC, on behalf of IGCO, entered into an Agreement for Services dated March 18, 1999 (the "Agreement for Services") with AuRIC whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the Blackhawk Property.

     AuRIC and Geneva Resources, Inc., a Nevada corporation ("Geneva") entered into a Technology License Agreement dated March 17, 1999 (the "License Agreement") whereby AuRIC agreed to supply the proprietary technology to Geneva and grant to Geneva the right to sub-license the proprietary technology to IGCO for use on the Blackhawk Property. IGCO and Geneva simultaneously entered into a Technology Sub-License Agreement dated March 18, 1999 (the "Sub-License Agreement") whereby IGCO acquired from Geneva a sub-license to utilize AuRIC's proprietary information and related precious metals recovery processes to carry out assay testing and metallurgical recovery analysis of core samples derived from drilling on the Blackhawk Property.

     Pursuant to certain contractual terms and provisions, AuRIC and Dames & Moore have not been successful in transferring the proprietary fire assay technology to any independent third party assay laboratory. Therefore, on September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC for mutiple breaches of contract stemming from the Agreement for Services, the License Agreement, and the Sub-License Agreement and against Dames & Moore in a declaratory relief cause of action. See "Item 3. Legal Proceedings".

     Subsequent to initiation of legal proceedings against AuRIC and Dames & Moore, during November 1999, IGCO engaged the services of Strathcona Mineral Services Limited ("Strathcona") to review the available data and provide independent assay and metallurgical recovery testing. Strathcona analyzed both core samples from previous drilling and surface samples collected by Strathcona using assaying and extractive leach procedures. The methods utilized by Strathcona included fire assaying, neutron activation assaying, and cyanide and thiourea leaching for gold. The tests were performed on some of the splits of core materials from which AuRIC had previously performed over 800 assays and had reported some of the highest gold results to IGCO (gold values of 0.1 to 94.1 g/t).

     Strathcona engaged the laboratories of Lakefield Research and Activation Laboratories for testing analysis. Strathcona reported that both laboratories could not find gold above the minimum detection limits in the samples, and concluded that based on the samples provided, gold and silver were not present in economic quantities on the Blackhawk Property.

     During November 1999, IGCO also engaged Mineral Science, Limited of London, England ("Mineral Science"), which obtained the services of the internationally recognized facilities of OMAC Laboratories Ltd to provide fire assay, ICP and geochemical analysis and CSMA Consultants Ltd. to perform leach testing. Splits of the same samples provided to Strathcona were provided to Mineral Science. The results obtained from Mineral Science confirmed and reiterated the negative findings of Strathcona, that gold values were below the detection limits.

     Due to the litigation, there have been delays in the transfer of technology under the Sub-License Agreement. There is a change that the transfer of technology under the Sub-License Agreement may never occur, or at a minimum, will be delayed pending the outcome of the litigation against AuRIC and Dames & Moore.

     As of the date of this Annual Report, management of IGCO has suspended further exploration of the Blackhawk Property indefinitely due to (i) the independent assessment information from Strathcona and Mineral Science which does not support the claims of AuRIC and Dames & Moore, (ii) the existence of multiple breaches of contract by AuRIC and Dames & Moore under the Agreement for Services and the License Agreement, and (iii) the ensuing litigation against AuRIC and Dames & Moore.

ITEM 2. PROPERTIES

     Except as described above, IGCO does not own any other real estate or other properties. IGCO leases office space and its offices are located at 5000 Birch Street, West Tower, Suite 4000, Newport Beach, California 92660.

ITEM 3. LEGAL PROCEEDINGS

     On September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC and Dames & Moore by filing its complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah.

     INGC and AuRIC entered into the Agreement for Services whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the Blackhawk Property. Dames & Moore verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability, and metallurgical recovery procedures. IGCO subsequently entered into multiple work orders with Dames & Moore relating to a variety of services. Gevena and AuRIC entered into the License Agreement whereby AuRIC agreed to (i) supply the proprietary technology to Geneva, (ii) grant to Geneva a license to use such technology on its claims located adjacent to the Blackhawk Property and the right to sub-license the proprietary technology to IGCO for use on the Blackhawk Property. IGCO and Geneva simultaneously entered into the Sub-License Agreement whereby IGCO and INGC acquired from Geneva a sub-license to utilize AuRIC's proprietary information, assay technology and related precious metals recovery processes on the Blackhawk Property.

     On September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC for: (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to IGCO and Geneva; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance, (v) non-disclosure injunction;
(vi) failure by AuRIC to repay advances, and (vii) quantum meruit/unjust enrichment. INGC, on behalf of IGCO, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action.

     On October 8, 1999, Geneva and INGC, on behalf of IGCO, amended its complaint by naming as defendants AuRIC, Dames & Moore, Ahmet Altinay General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore and specifying damages in excess of $10,000,000. The damages sought by Geneva and INGC, on behalf of IGCO, are based on the general claims and causes of action set forth in the amended complaint relating to reliance on the assays and representations made by AuRIC, the actions and engineering reports produced by Dames & Moore and, specifically, the negligent misrepresentations and inaccuracies contained within some or all of those Dames & Moore reports and breaches of contract by AuRIC and Dames & Moore.

     IGCO and INGC are currently pursuing all such legal actions and reviewing further legal remedies against AuRIC and Dames & Moore.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of IGCO's shareholders through the solicitation of proxies or otherwise during fiscal year ended December 31, 1999.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Intergold Corporation's common stock is traded on the OTC Bulletin Board under the symbol "IGCO". The market for IGCO's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to IGCO's common stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                                      FISCAL YEARS ENDED
                  ------------------------------------------------------------
                  DECEMBER 31, 1999                  DECEMBER 31, 1998
                  ------------------------------------------------------------
                  HIGH BID          LOW BID          HIGH BID         LOW BID
                  ------------------------------------------------------------

First Quarter     $1.937            $0.593           $2.50            $0.9375
Second Quarter    $2.125            $$0.630          $2.6875          $1.25
Third Quarter     $1.00             $0.375           $1.5625          $0.4375
Fourth Quarter    $0.312            $0.090           $1.50            $0.4375

Holders

     As of January 31, 2000, IGCO had approximately 61 shareholders of record.

Dividends

     No dividends have ever been declared by the board of directors of IGCO on its common stock. Holders of shares of Series A Preferred stock and Series B Preferred stock are entitled to receive, when, as, and if declared by the board of directors of IGCO out of funds at the time legally available therefore, cash dividends at an annual rate of 20%, payable annually in arrears, commencing January 1, 1999. During the fiscal year ended December 31, 1999, the Series A Preferred dividend was paid through the issuance of shares of common stock to shareholders who elected to convert their shareholdings into common stock. Accordingly, 576,000 shares of common stock were issued at $0.25 per share representing payment of a total dividend of $144,000.

     IGCO's losses do not currently indicate the ability to pay any cash dividends, and IGCO does not indicate the intention of paying cash dividends either on its common stock or preferred stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussions of the results of operations and financial position of IGCO should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

For Fiscal Year Ended December 31, 1999 compared with Fiscal Year Ended December 31, 1998

General

     As of the date of this Annual Report, there has been no income realized from the business operations of IGCO. IGCO's primary source of financing during the year has been from proceeds received by IGCO from issuance of Series B Preferred shares, cash advances provided to IGCO as debt and the conversion of

Series A Warrants into shares of IGCO's common stock at the redemption price of $0.25 per Series A Warrant. Pursuant to a letter from IGCO which provided notice to the holders of Series A Preferred shares that IGCO intended to redeem in whole the outstanding Series A Preferred warrants, as of December 31, 1999, 1,000,000 Series A warrants have been converted into 1,000,000 shares of IGCO's restricted common stock for an aggregate consideration of $250,000.00. Nine million Series A Warrants remaining outstanding which IGCO will redeem at $0.01 per warrant. See "- Liquidity and Capital Resources".

     Each Series A Preferred share is also convertible into one share of common stock of IGCO and all then accrued and unpaid dividends are convertible into common stock at the conversion price of $0.25 per share. During December 1999, the holders of Series A Preferred shares converted an aggregate of 2,700,000 Series A Preferred shares into 2,700,000 shares of IGCO's common stock.

Results of Operation

     IGCO's net losses for fiscal year ended December 31, 1999 were approximately $6,037,534 compared to a net loss of approximately $1,811,255 for fiscal year ended 1998.

     During fiscal year ended 1999, IGCO recorded operating expenses of $5,740,800 as compared to $1,906,795 of operating expenses recorded in the same period for fiscal year ended 1998. Property exploration expenses increased in the approximate amount of $2,974,822 during fiscal year ended 1999 compared to fiscal year 1998. The increase in property exploration expenses resulted primarily from the increased scale and scope of exploration, research and development and metallurgical services performed on the Blackhawk Property by
(i) AuRIC pursuant to the Agreement for Services, (ii) Dames & Moore pursuant to work orders, (iii) independent laboratories, including Strathcona and Mineral Science, subsequently engaged by IGCO to review the data and findings provided by AuRIC and Dames & Moore, and (iv) IGCO's required issuance of common shares and promissory notes under the Sub-License Agreement that IGCO acquired from Geneva to utilize AuRIC's proprietary information and related precious metals recovery processes. Administrative expenses also increased by approximately $859,183 during fiscal year ended 1999 compared to 1998. This increase in administrative expenses was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of overall corporate activity pertaining to the exploration and administration of the Blackhawk Property, as well as the increasing scale and scope of associated costs and corporate activity pertaining to the litigation initiated by IGCO against AuRIC and Dames & Moore including, but not limited to, overhead and administration expenses, legal fees and consultant fees.

Liquidity and Capital Resources

     As of fiscal year ended December 31, 1999, IGCO's total assets were $30,023 compared to total assets of $329,767 for fiscal year ended 1998. This decrease in assets from fiscal year ended 1998 was due primarily to a decrease in cash and cash equivalents and the valuation adjustment of IGCO's equity ownership of 1,000,000 shares of restricted common stock of Goldstate Corporation. On February 11, 2000, IGCO sold to Investor Communications International, Inc. its equity ownership of 1,000,000 shares of restricted common stock of Goldstate Corporation for $150,000.

     As of fiscal year ended December 31, 1999, IGCO's total liabilities were $2,278,562 compared to total liabilities of $509,772 for fiscal year ended 1998. This increase in liabilities from fiscal year ended 1998 was due primarily to
(i) cash advances in the approximate amount of $842,991 made to IGCO plus accrued interest, (ii) the promissory notes issued by IGCO to Geneva Resources, Inc. and AuRIC in the amount of $250,000 each pursuant to the terms and conditions of the Sub-License Agreement, (iii) recording of an accrued payable in the amount of $90,000 to reflect IGCO's redemption liability for the remaining 9,000,000 Series A Warrants outstanding, and (iv) an increase in accounts payable in the amount of $249,070.

     Stockholders' Deficit increased from $(180,005) for fiscal year ended December 31, 1998 to $(2,248,539) for fiscal year ended December 31, 1999.

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

Index to Financial Statements

         Report of Independent Public Accountants
         Balance Sheet
         Statements of Operations
         Statements of Stockholders' Equity
         Statement of Cash Flow
         Notes to Financial Statements

                               TABLE OF CONTENTS
                               -----------------

                                                                          Page
                                                                          ----

Independent Auditors' Opinion .........................................     1

Balance Sheet .........................................................     2

Statements of Operations ..............................................     3

Statements of Cash Flows ..............................................     4

Statements of Stockholders' Equity (Deficit) ..........................     5

Notes to Financial Statements .........................................    6-17

                                               Johnson, Holscher & Company, P.C.
                                                    Certified Public Accountants


Stockholders and Board of Directors
Intergold Corporation


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the balance sheets of Intergold Corporation (the Company), as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and for the period from inception (July 26, 1996) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intergold Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and for the period from inception (July 26, 1996) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues from operations, has a working capital deficit of $2,272,093, and a stockholders' deficit of $2,248,539, which raises substantial doubt about its ability to continue as a going concern. The Company has established a plan to continue operations through additional stock offerings and advances as outlined in Note 1. The financial statements do not include any adjustments that might result if management's plan is unsuccessful.


/s/ Johnson, Holscher & Company, P.C.
-------------------------------------
Johnson, Holscher & Company, P.C.


Greenwood Village, Colorado
March 13, 2000

                                       1

Member of the American Institute of Certified Public Accountants
Member of the Private Companies Practice Section
Member of the SEC Practice Section

                                           5975 Greenwood Plaza Blvd., Suite 140
                                                    Greenwood Village, CO  80111
                                                                  (303) 694-2727
                                                              Fax (303) 694-3172



                                             INTERGOLD CORPORATION
                                        (An Exploration Stage Company)
                                                 Balance Sheet

                                                                                   December 31,   December 31,
                                                                                      1999           1998
                                                                                   -----------    -----------
                                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                        $     1,469    $   248,850
  Prepaid expenses                                                                       5,000           --

PROPERTY PLANT AND EQUIPMENT
  Equipment (net of depreciation)                                                        3,554          4,146

OTHER ASSETS
  Available-for-sale investments                                                        20,000         75,000
  Organizational Costs                                                                    --            1,771
                                                                                   -----------    -----------

      Total Assets                                                                 $    30,023    $   329,767
                                                                                   ===========    ===========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                                         $   367,691    $   118,621
  Advances payable                                                                   1,025,030        182,039
  Directors fees payable                                                                45,500         21,500
  Notes payable                                                                        551,890         51,890
  Accrued Series A warrant redemption payable                                           90,000           --
  Accrued interest payable                                                             198,451        135,722
                                                                                   -----------    -----------

      Total Liabilities                                                              2,278,562        509,772
                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY (Deficit)
  Preferred stock, $.001 par value; authorized at December 31, 1999 and 1998
    75,000,000 shares; issued and outstanding at December 31, 1999 and 1998
    Series A- 7,300,000 shares and 10,000,000 shares respectively                        7,300         10,000
    Series B - 2,510,000 shares and 0 shares respectively                                2,510           --
    Upon Liquidation, Series A shares have a $.25 per share preference over other preferred or common stock, Series B shares have a $.50 preference over other non-Series A preferred or common stock
  Common stock $.00025 par value; authorized at December 31, 1999  and 1998
    125,000,000 shares; issued and outstanding at
    December 31, 1999 and 1998, 56,328,000 shares and 48,022,000 respectively           14,081         12,006
  Paid - in capital                                                                  7,505,877      3,483,762
  Accumulated unrealized gain/loss on investments                                     (150,000)       (95,000)
  Accumulated deficit through development stage                                     (9,628,307)    (3,590,773)
                                                                                   -----------    -----------

      Total Stockholders' Equity (Deficit)                                          (2,248,539)      (180,005)
                                                                                   -----------    -----------

      Total Liabilities and Stockholders' Equity (Deficit)                         $    30,023    $   329,767
                                                                                   ===========    ===========


               See accompanying summary of accounting policies and notes to financial statements.

                                                       2

                                                      INTERGOLD CORPORATION
                                                  (An Exploration Stage Company)
                                                     Statements of Operations

                                                                                                                        Inception
                                                              For the 3 Months               For the 12 Months          (July 26,
                                                                Ended Dec. 31,                 Ended Dec. 31,           1996) to
                                                       ----------------------------    ----------------------------    December 31,
                                                            1999           1998            1999            1998            1999
                                                       ------------    ------------    ------------    ------------    ------------
                  REVENUES
  Other income                                         $       --      $          1    $       --      $          1    $      1,699
                                                       ------------    ------------    ------------    ------------    ------------
      Total Revenues                                           --                 1            --                 1           1,699
                                                       ------------    ------------    ------------    ------------    ------------
            OPERATING EXPENSES
PROPERTY EXPLORATION EXPENSES
  Assay and lab                                             (15,391)         15,280         (15,391)        320,159         375,603
  Geological consultants                                      8,775         104,471          88,719         232,450         743,622
  Independent project consulting                            121,684            --           392,310            --           392,310
  Consultants - survey and mapping                              523         (70,198)         21,582            --            21,582
  Drilling and drill core management                        (10,427)         62,384          30,455         213,243         243,698
  Metallurgical                                              29,700         119,240         680,802         119,240         925,639
  Research and development                                     --              --         2,860,000            --         2,860,000
  Claims maintenance and state fees                            --             1,106          66,932         107,776         181,193
  Staking                                                    (8,757)         52,418           3,080          75,588         163,159
  Wages and salaries                                           --            56,920            --            56,920          65,140
  Miscellaneous                                                 360          29,011             419          29,148          29,508
  Depreciation                                                  148             154             592             154             746
  Travel                                                       --              --              --              --             4,686
                                                       ------------    ------------    ------------    ------------    ------------
      Total Property Exploration Expenses                   126,615         370,786       4,129,500       1,154,678       6,006,886
                                                       ------------    ------------    ------------    ------------    ------------
ADMINISTRATIVE EXPENSES
  Overhead and Administration                               288,050         150,000       1,186,955         510,000       2,277,955
  Reports/information/subscripitions/promotion                6,021          61,346          29,426          90,241         139,778
  Legal and accounting                                       61,935         (14,626)        130,511            (966)        375,803
  Consultants                                                28,000          50,000         109,500          52,000         171,500
  Travel                                                    (17,086)         25,730          55,945          47,942         132,690
  Directors Fees                                              6,000           4,500          24,000          19,500          53,500
  Advertising                                                  --           (14,000)          7,368            --             7,368
  Auto                                                        3,237           9,552          16,147          13,027          36,328
  Courier and postage                                         1,041           1,742           7,698           5,149          21,367
  Internet design and access                                  7,861           1,346          10,531           4,406          18,928
  Insurance                                                    --            (2,194)             80            --                80
  Office rent                                                   224           1,905           1,468           2,767          14,806
  Office supplies                                             4,978             106          22,818           2,578          27,035
  Transfer agent                                                910           1,203           1,605           2,146           4,121
  Bank charges                                                   90             903             890           1,598           3,164
  Security                                                     --              --              --               867             867
  Telephone and fax                                           5,619             862           6,026             862           9,532
  Share issue transactions                                     --              --              --              --            10,500
  Miscellaneous                                              15,531         (11,104)            332            --             8,967
  Wages and salaries                                           --              --              --              --            11,944
  Utilities                                                    --              --              --              --            34,431
                                                       ------------    ------------    ------------    ------------    ------------
       Total Administrative Expenses                        412,411         267,271       1,611,300         752,117       3,360,664
                                                       ------------    ------------    ------------    ------------    ------------
       Total Operating Expenses                             539,026         638,057       5,740,800       1,906,795       9,367,550
                                                       ------------    ------------    ------------    ------------    ------------

Operating Income (Loss)                                    (539,026)       (638,056)     (5,740,800)     (1,906,794)     (9,365,851)

OTHER INCOME (EXPENSE)
  Sale of future profit sharing interest                       --           170,000            --           170,000         170,000
  Warrant redemption expense                                (90,000)           --           (90,000)           --           (90,000)
  Stock dividends on conversion of peferred
   series A shares                                         (144,000)           --          (144,000)           --          (144,000)
  Interest expense                                          (36,349)        (14,797)        (62,734)        (74,461)       (198,456)
                                                       ------------    ------------    ------------    ------------    ------------

Net (Loss)                                             $   (809,375)   $   (482,853)   $ (6,037,534)   $ (1,811,255)   $ (9,628,307)
                                                       ============    ============    ============    ============    ============

Income (Loss) per Share (Net of Preferred
 Stock Dividends)                                      $     (0.012)   $     (0.010)   $     (0.114)   $     (0.038)   $     (0.264)
                                                       ============    ============    ============    ============    ============
Weighted Average Number of
 Common Shares Outstanding                               53,653,252      47,943,859      51,830,453      47,943,216      35,924,613
                                                       ============    ============    ============    ============    ============

                         See accompanying summary of accounting policies and notes to financial statements.

                                                                 3

                                                       INTERGOLD CORPORATION
                                                  (An Exploration Stage Company)
                                                     Statements of Cash Flows
                                         Increase (Decrease) in Cash and Cash Equivalents

                                                                                                                         Inception
                                                                 For the 3 Months              For the 12 Months          (July 26,
                                                                   Ended Dec. 31,                Ended Dec. 31,           1996) to
                                                            --------------------------    --------------------------    December 31,
                                                                1999           1998           1999          1998            1999
                                                            -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $  (809,375)   $  (482,853)   $(6,037,534)   $(1,811,255)   $(9,628,307)
  Adjustments to reconcile net (loss) to cash
    Depreciation and Amortization                                   148            154            592            154            746
    Changes in Assets and Liabilities
        Prepaid expenses                                         (5,000)          --           (5,000)          --           (5,000)
        Accounts payable                                        132,566        (53,698)       249,071        (53,699)       367,691
        Accrued interest payable                                 36,344         14,797         62,729         74,461        198,451
        Director fees payable                                     6,000           (500)        24,000         14,500         45,500
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Used for Operating Activities             (639,317)      (522,100)    (5,706,142)    (1,775,839)    (9,020,919)
                                                            -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Organization costs                                               --             --            1,771           --             --
  Acquisition of available-for-sale investments                    --         (170,000)          --         (170,000)      (170,000)
   Equipment purchases                                             --           39,965           --           (4,300)        (4,300)
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Used for Investing Activities                 --         (130,035)         1,771       (174,300)      (174,300)
                                                            -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                              819             20          2,075             20         14,081
  Sale of preferred stock Series A                               (2,700)         6,200         (2,700)        10,000          7,300
  Sale of preferred stock Series B                                 --             --            2,510           --            2,510
  Additional paid-in capital                                    145,882      1,583,280      4,022,115      2,529,480      7,505,877
  Preferred Series A warrant redemption payable                  90,000           --           90,000           --           90,000
  Advances - net of payments                                    373,088       (926,834)       842,990       (524,928)     1,025,030
  Note payable advances                                            --             --          500,000         50,000        551,890
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Provided by Financing Activities           607,089        662,666      5,456,990      2,064,572      9,196,688
                                                            -----------    -----------    -----------    -----------    -----------

Net increase in cash                                            (32,228)        10,531       (247,381)       114,433          1,469

Cash and cash equivalents -  Beginning of period                 33,697        238,319        248,850        134,417           --
                                                            -----------    -----------    -----------    -----------    -----------

Cash and cash equivalents - End of period                   $     1,469    $   248,850    $     1,469    $   248,850    $     1,469
                                                            ===========    ===========    ===========    ===========    ===========


During 1998, the Company accrued $135,722 of interest on outstanding notes and advances payable.
During 1999, the Company has accrued $62,729 of interest on outstanding notes and advances payable.
Since inception the Company has not paid or capitalized any interest.




                          See accompanying summary of accounting policies and notes to financial statements.

                                                                 4

                                            INTERGOLD CORPORATION
                                       (An Exploration Stage Company)
                                Statements of Stockholders' Equity (Deficit)



                                                              Common Stock               Preferred Stock
                                                     ---------------------------    --------------------------
                                                         Shares         Amount        Shares          Amount
                                                      -----------    -----------    -----------    -----------
Balance, July 26, 1996                                       --      $      --             --      $      --

Issuance of common stock
 for cash ($.001 per share)                             3,013,000          3,013           --             --

Less offering costs                                          --             --             --             --

Net income, July 26, 1996
 (inception) to December 31, 1996                            --             --             --             --
                                                      -----------    -----------    -----------    -----------

Balance, December 31, 1996                              3,013,000          3,013           --             --

Redemption of shares of stock for
 note payable                                          (1,889,750)        (1,890)          --             --

Exchange of stock per SEC Rule 15C2-11
 exchanged ($.001 per share)                           (1,123,250)        (1,123)          --             --
 exchanged ($.00025 per share)                         46,493,000         11,623           --             --

Issuance of common stock
 for cash ($.00025 per share)                           1,000,000            250           --             --

Issuance of common stock
 for cash ($.00025 per share)                             450,000            113           --             --

Net loss, Year ended December 31, 1997                       --             --             --             --
                                                      -----------    -----------    -----------    -----------

Balance, December 31, 1997                             47,943,000         11,986           --             --

Issuance of preferred stock
 for cash ($.001 per share) - August 1998                    --             --        1,100,000          1,100

Issuance of preferred stock
for cash ($.001 per share) - September 1998                  --             --        2,700,000          2,700

Issuance of preferred stock
for cash ($.001 per share) - November 1998                   --             --        4,000,000          4,000

Issuance of preferred stock
for cash ($.001 per share) - December 1998                   --             --        1,200,000          1,200

Issuance of preferred stock
in settlement of covertible debenture                        --             --        1,000,000          1,000
($.001 per share)

Issuance of common stock in settlement
of vendor payable ($.00025 per, $.50 per share)            79,000             20           --             --

Accumulated unrealized gain/(loss) on investments

Net Loss, Year Ended December 31, 1998                       --             --             --             --
                                                      -----------    -----------    -----------    -----------

Balance, December 31, 1998                             48,022,000         12,006     10,000,000         10,000

Issuance of common stock pursuant to
technology sub license agreement
($.00025 par, $.58 per share)                           4,000,000          1,000           --             --

Issuance of common stock is settlement
of vendor payable ($.00025 par, $.50 per share)            30,000              7           --             --

Issuance of common stock pursuant to Preferred
Series A warrant redemption ($.00025 par, $.25
per share)                                              1,000,000            250           --             --

Issuance of common stock pursuant to Preferred
Series A conversion ($.00025 par common $.001
par Preferred)                                          2,700,000            674     (2,700,000)        (2,700)

Issuance of common stock in settlement of Preferred
Dividend on converted preferred stock ($.00025 par
$.25 per share                                            576,000            144           --             --

Issuance of Series B Preferred Stock pursuant to
private placement ($.001 par, $.50 per share)                                         2,510,000          2,510

Accumulated unrealized gain/(loss) on investments                                          --             --

Net Loss, Year Ended December 31, 1999                       --             --             --             --
                                                      -----------    -----------    -----------    -----------

Balance, December 31, 1999                             56,328,000    $    14,081      9,810,000    $     9,810
                                                      ===========    ===========    ===========    ===========


Table continues on following page.


                                            INTERGOLD CORPORATION
                                       (An Exploration Stage Company)
                                Statements of Stockholders' Equity (Deficit)
                                                (Continued)

                                                                       Deficit      Accumulated
                                                                     Accumulated    Unrealized
                                                                       During       Gain/(Loss)
                                                       Paid - in     Development        On
                                                        Capital         Stage       Investments       Total
                                                     ------------    -----------    -----------    -----------
Balance, July 26, 1996                                $      --      $      --      $      --      $      --

Issuance of common stock
 for cash ($.001 per share)                                 9,117           --             --           12,130

Less offering costs                                        (4,473)          --             --           (4,473)

Net income, July 26, 1996
 (inception) to December 31, 1996                            --              215           --              215
                                                      -----------    -----------    -----------    -----------

Balance, December 31, 1996                                  4,644            215           --            7,872

Redemption of shares of stock for
 note payable                                                --             --             --           (1,890)

Exchange of stock per SEC Rule 15C2-11
 exchanged ($.001 per share)                                 --             --             --           (1,123)
 exchanged ($.00025 per share)                               --             --             --           11,623

Issuance of common stock
 for cash ($.00025 per share)                             499,750           --             --          500,000

Issuance of common stock
 for cash ($.00025 per share)                             449,888           --             --          450,001

Net loss, Year ended December 31, 1997                       --       (1,779,733)          --       (1,779,733)
                                                      -----------    -----------    -----------    -----------

Balance, December 31, 1997                                954,282     (1,779,518)          --         (813,250)

Issuance of preferred stock
 for cash ($.001 per share) - August 1998                 273,900           --             --          275,000

Issuance of preferred stock
for cash ($.001 per share) - September 1998               672,300           --             --          675,000

Issuance of preferred stock
for cash ($.001 per share) - November 1998                996,000           --             --        1,000,000

Issuance of preferred stock
for cash ($.001 per share) - December 1998                298,800           --             --          300,000

Issuance of preferred stock
in settlement of covertible debenture                     249,000           --             --          250,000
($.001 per share)

Issuance of common stock in settlement
of vendor payable ($.00025 per, $.50 per share)            39,480           --             --           39,500

Accumulated unrealized gain/(loss) on investments                                       (95,000)       (95,000)

Net Loss, Year Ended December 31, 1998                       --       (1,811,255)                   (1,811,255)
                                                      -----------    -----------    -----------    -----------

Balance, December 31, 1998                              3,483,762     (3,590,773)       (95,000)      (180,005)

Issuance of common stock pursuant to
technology sub license agreement
($.00025 par, $.58 per share)                           2,359,000           --             --        2,360,000

Issuance of common stock is settlement
of vendor payable ($.00025 par, $.50 per share)            14,993           --             --           15,000

Issuance of common stock pursuant to Preferred
Series A warrant redemption ($.00025 par, $.25
per share)                                                249,750           --             --          250,000

Issuance of common stock pursuant to Preferred
Series A conversion ($.00025 par common $.001
par Preferred)                                              2,026           --             --             --

Issuance of common stock in settlement of Preferred
Dividend on converted preferred stock ($.00025 par
$.25 per share                                            143,856           --             --          144,000

Issuance of Series B Preferred Stock pursuant to
private placement ($.001 par, $.50 per share)           1,252,490           --             --        1,255,000

Accumulated unrealized gain/(loss) on investments            --             --          (55,000)       (55,000)

Net Loss, Year Ended December 31, 1999                       --       (6,037,534)          --       (6,037,534)
                                                      -----------    -----------    -----------    -----------

Balance, December 31, 1999                            $ 7,505,877    $(9,628,307)   $  (150,000)   $(2,248,539)
                                                      ===========    ===========    ===========    ===========



The accompanying notes are an integral part of the financial statements.

                                                     5(a)

                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                December 31, 1999
--------------------------------------------------------------------------------

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Intergold Corporation (the Company) was incorporated on July 26, 1996 under the laws of the State of Nevada. The Company is a development stage company.

          International Gold Corporation's sole asset is a block of 321 contiguous unpatented lode-mining claims (the Blackhawk Claim Group) located within T4S, R17E (Boise Meridian) in Lincoln County, south-central Idaho.

          The Company engaged the services of consultants to examine the geology and gold mineralization within the claim group and if warranted to recommend a program for the further exploration of the property. The Company further retained the services of Bateman Engineering International to independently verify the Company's findings and results pursuant to its Blackhawk 1 claims that included independent drilling and assay work. The Company had also engaged Dames and Moore to provide independent verification of assay and metallurgical recovery work performed by Auric Metallurgical Laboratories, as well as environmental assessment, and other services. Dames and Moore was unable to independently verify the work performed by Auric Metallurgical Laboratories. The Company has since filed suit against both parties and has temporarily ceased exploration of the claims.

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

          Principles of Consolidation
          ---------------------------

          The consolidated financial statements for the three months ended December 31, 1999 and December 31, 1998 and for the year ended December 31, 1999 and December 31, 1998 include the accounts of Intergold and its wholly owned subsidiary, International Gold Corporation. International Gold Corporation was acquired by purchase on July 23, 1997. The acquisition of International Gold Corporation has been accounted for on the Purchase method of accounting. All significant intercompany transactions and account balances have been eliminated.

          Research, Development and Exploration Costs
          -------------------------------------------

          Research, development and exploration costs are expensed as incurred.

                               INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                December 31, 1999
--------------------------------------------------------------------------------

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

          Earnings Per Share
          ------------------

          As of December 31, 1999, there were 3,450,000 exercisable options, 9,810,000 shares of convertible preferred stock and 11,510,000 common stock warrants that can be converted into 24,770,000 shares of common stock. As these options, convertible preferred stock and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

          Going Concern and Continued Operations
          --------------------------------------

          At December 31, 1999, the Company has not generated significant revenues from operations and has a working capital deficit of $2,272,093 and a stockholders' deficit of $2,248,539. The Company's successful financial operations and movement into an operating basis are contingent on the development of the lode mining claims and the continuing ability of generating capital financing. Advances from existing shareholders will form the primary source of short term funding for the Company during the next twelve months. A secondary source of financing is through the December 15, 1998 private placement discussed in Note 3 if that financing instrument is marketable. This offering would generate approximately $2,500,000 in total, with $1,255,000 being generated through December 31, 1999.

          Subsequent to December 31, 1999, the Company has ceased exploration of the Blackhawk claims located in the State of Idaho, pending the outcome of the Company's ongoing litigation with regard to the transfer of technology pursuant to the Sub-license Agreement between the Company and Geneva Resources, Inc. and the Company's Agreement for Services with Auric Metallurgical Laboratories, LLC. (Note 11). There is a chance that the technology to be transferred under the Sub-license Agreement may be delayed indefinitely, or cancelled all together, depending on the outcome of the Intergold/Geneva litigation. As the alleged assay and metallurgical recovery technology developed by Auric is deemed essential to the further development of the Blackhawk claims, and since further consulting conducted by independent consultants to the Company indicate that gold is not present in economic quantities on the claims, business operations are expected to be minimal pending the outcome of the litigation in process.

                               INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                December 31, 1999
--------------------------------------------------------------------------------

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          On February 16, the Company authorized the execution of agreements for the settlement of outstanding advances and accrued interest payable through the issuance of common stock (Note 12).

NOTE 2:  ADVANCES AND NOTES PAYABLE

          Advances and Notes Payable are comprised of the following:

          Advances
          --------

          ----------------------------------------------------------------------
                                                              December 31, 1999
          ----------------------------------------------------------------------

          Investor Communications Int'l, Inc.                 $    193,801
          Guest Investments                                          3,000
          Tri Star Financial Services, Inc.                         23,066
          Alexander Cox                                            190,540
          Sonanini Holdings                                        417,500
          Amero-can Marketing, Inc.                                197,123
                                                              ------------
                                                              $  1,025,030
          ----------------------------------------------------------------------

          The advances all bear 10% simple interest and are due on demand. There is $181,775 of interest accrued on the advances as of December 31, 1999.

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                December 31, 1999
--------------------------------------------------------------------------------

NOTE 2:  ADVANCES AND NOTES PAYABLE (continued)

          Notes Payable
          -------------

          ----------------------------------------------------------------------

          For the redemption of 1,889,750 shares                      $   1,890
          of restricted common stock of the
          Company payable at par value of $.00025.

          To Sonanini Holdings, bearing interest                         50,000
          at 7% per annum, simple interest on the
          balance outstanding. The note is dated
          August 6, 1998 and has no stated
          maturity date. Accrued interest on the
          note through December 31, 1999 totals
          $4,902.

          To Auric Metallurgical Laboratories,                          250,000
          LLC, pursuant to the technology
          sub-license agreement dated March 18,
          1999, bearing interest at 3% per annum,
          simple interest on the balance
          outstanding. Maturity was to be upon
          transfer of technology described in Note
          6. Accrued interest on the note through
          December 31, 1999 totals $5,887.

          To Geneva Resources, Inc. pursuant to                         250,000
          the technology sub-license agreement
          dated March 18, 1999, bearing interest
          at 3% per annum, simple interest on the
          balance outstanding. Maturity was to be
          upon transfer of technology described in
          Note 6. Accrued interest on the note
          through December 31, 1999 totals $5,887.

          Total                                                       $ 551,890
          ----------------------------------------------------------------------

NOTE 3:  STOCKHOLDERS' EQUITY

          Common Stock

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

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                December 31, 1999
--------------------------------------------------------------------------------

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

          On December 14, 1999, the Company shareholders converted 2,600,000 Series A Preferred shares into 2,600,000 shares of the Company's common stock. On December 17, 1999, an additional 100,000 Series A Preferred shares were converted into 100,000 shares of the common stock.

          At December 31, 1999 there were 56,328,000 shares of common stock outstanding.

          Preferred Stock
          ---------------

          The Company authorized for issuance 5,000,000 shares of Preferred Stock at December 31, 1997.

          Effective August 6, 1998, the Company increased the number of authorized shares of preferred stock from 5,000,000 to 75,000,000 at a par value of $.001 per share.

                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                December 31, 1999
--------------------------------------------------------------------------------

NOTE 3:  STOCKHOLDERS' EQUITY (continued)

          Series A
          --------

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

          Through December 31, 1999, the Company had issued 10,000,000 Series A preferred shares. The issuance generated $2,500,000.

          Prior to December 31, 1999, 2,700,000 of the Series A Preferred shares were converted into the Company's common stock. Additionally 1,000,000 of the outstanding warrants had been exercised. On October 27, 1999, the Company issued a notice of redemption on the remaining outstanding warrants. The Company will redeem the warrants at $.01 per warrant and has recorded a $90,000 redemption liability for the remaining 9,000,000 outstanding.

          Concurrent with the conversion of the Series A Preferred shares, the Company paid a dividend on the Series A Preferred shares of 20% from issuance. The Series A Preferred dividend was paid in common stock. Accordingly, 576,000 common shares were issued at $.25 per share for a total dividend of $144,000. As of December 31, 1999, the Company has an additional $441,125 of undeclared dividends on the Series A Preferred shares. If the Company's Series A Preferred shareholders elect to convert the remaining outstanding Series A Preferred stock, an additional 9,064,500 shares of common stock would be issued, which represents 7,300,000 shares for the remaining preferred stock and 1,764,500 shares for the undeclared dividends.

          As of December 31, 1999, there are 7,300,000 Series A preferred shares and 9,000,000 Series A warrants outstanding.

                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                December 31, 1999
--------------------------------------------------------------------------------

NOTE 3:  STOCKHOLDERS' EQUITY (continued)

          Series B
          --------

          The Company has prepared a private placement offering memorandum dated December 15, 1998 to offer Series B units at a cost of $50,000 per unit. Each unit consists of 100,000 shares of Series B preferred stock with a par value of $.001 per share and 100,000 warrants. The terms and conditions of the Series B offering are similar to those of the Series A offering except the cost per share and any conversion price is at $0.50 per share and the Series B offering is subordinate to the Series A offering. The Series B offering comprises a total of 5,000,000 convertible, redeemable preferred shares and 5,000,000 warrants. As of December 31, 1999, the Company had received $1,255,000, representing 2,510,000 shares of Series B preferred stock and an equal number of warrants, pursuant to this private placement memorandum. As of December 31, 1999, the Company has $179,800 of undeclared dividends on the Series B Preferred shares. If the Company's Series B Preferred shareholders elect to convert the remaining outstanding Series B Preferred stock, an additional 2,869,600 shares of common stock would be issued, which represents 2,510,000 shares for the remaining preferred stock and 359,600 shares for the undeclared dividends.

NOTE 4:  JOINT VENTURE AGREEMENT

          On December 11, 1997, the Company and subsidiary entered into a Joint Venture Agreement with Goldstate Corporation, an OTC Bulletin Board public, non-reporting company. Under terms of the agreement, the Company has received 1,000,000 restricted common shares in the capital of Goldstate Corporation in exchange for the sale of a future profit sharing interest. In 1997, Goldstate Corporation also reimbursed the Company $100,000 for Blackhawk II claims maintenance and staking expenses incurred during 1997 pursuant to the agreement. Goldstate Corporation will be responsible for providing all funding and will initially retain 80% of the profits resulting from the agreement, while the Company will retain 20% of the profits. After Goldstate Corporation is repaid all of its invested capital, the profit distribution will be 51% to Goldstate and 49% to the Company. Originally, International Gold Corporation held possessory title to 439 unpatented lode-mining claims that form the subject of this agreement known as Blackhawk II. These claims are in addition to the 321 Blackhawk I claims that form the basis of the Company's current business prospects. The Company completed the transfer of the 439 unpatented lode-mining claims to Goldstate Corporation via a quit-claim deed on September 10, 1999. As of December 31, 1999, there were no jointly controlled assets pursuant to the agreement and no profits had been generated. Accordingly, the Company has not included any related amounts in its financial statements pursuant to this agreement.

                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                December 31, 1999
--------------------------------------------------------------------------------

NOTE 4:  JOINT VENTURE AGREEMENT (continued)

          Subsequent to December 31, 1999, the Company, along with its joint venture partner, Goldstate Corporation, has indefinitely ceased exploration of the joint venture claims due to unconfirmed assay and metallurgical recovery testing results.

          The sole director of Goldstate Corporation is also a director of Intergold Corporation.

NOTE 5:  INVESTMENTS

          AVAILABLE FOR SALE INVESTMENTS

          Pursuant to the Joint Venture Agreement discussed in Note 4 with Goldstate Corporation, the Company now owns 1,000,000 restricted common shares in Goldstate Corporation. This represented approximately 10 percent of the total common stock issued by Goldstate Corporation as of December 31, 1998. As these shares could not be marketed for a period of twelve months from issuance the Company initially valued the investment at 50% of the trading value of the Goldstate Corporation stock. Pursuant to this methodology, this investment was recorded at the discounted fair value as of the date of stock issuance, $170,000. This investment is classified as an available-for-sale investment. Accordingly any unrealized gain/loss on the change in discounted value of the investment is reported in the equity section of the balance sheet. The accumulated unrealized loss on the investment as of December 31, 1999 is $150,000. During the year ended December 31, 1999, the Company recorded an unrealized loss of $55,000. The discounted value of the investment as of December 31, 1999 was $20,000.

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

                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                December 31, 1999
--------------------------------------------------------------------------------

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

          As of December 31, 1998, no options had been granted, exercised or forfeited, and no options had expired. During the year ended December 31, 1999, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 2,000,000 options with an exercise price of $.50 per share of common stock and 1,450,000 options with an exercise price of $1.00 per common share. Selected information regarding the options as of December 31, 1999 and 1998 are as follows:

                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                December 31, 1999
--------------------------------------------------------------------------------

NOTE 7:  EMPLOYEE STOCK OPTION PLAN (continued)

                                         December 31, 1999          December 31, 1998
                                    ----------------------------------------------------
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

          As of December 31, 1999, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 17 years 4 days. There are 3,450,000 options that are exercisable with a weighted average exercise price of $.71 per share of common stock.

NOTE 8:  SERVICES AGREEMENT

          The Company signed an agreement on March 18, 1999 that covers services provided by Auric Metallurgical Laboratories, LLC which include specific ore assay, analytical procedures development, and specific metallurgical recovery and ore extraction procedures development on an ever increasing scale. Through the agreement, Auric will provide up to $1,500,000 of services during the period October 1998 through the Fall of 1999. As of December 31, 1999, $680,802 in services related to this agreement have been paid. The services performed under this agreement are recorded as research and development expenses.


          The Company has initiated legal proceedings related to this agreement (See Note 12).

                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                December 31, 1999
--------------------------------------------------------------------------------


NOTE 9:  INCOME TAXES

          The Company incurred operating losses for the year ended December 31, 1999 and 1998 of $5,673,878 and $1,738,196, respectively. The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 1999 and 1998, the Company had net operating loss carry forwards of $9,130,332 and $3,456,454, respectively, which expire between the years 2006 - 2014. The deferred tax assets resulting from these carry forwards were as follows:

                                                   1999                1998
                                               -----------          -----------
             Deferred tax assets               $ 3,104,313          $ 1,175,188
             Less valuation of net assets       (3,104,313)          (1,175,188)
                                               -----------          -----------
                                               $         -          $         -
                                               ===========          ===========

NOTE 10: MANAGEMENT SERVICES AGREEMENT

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

NOTE 11: CONTINGENCIES

          The Company is subject to a various claims for unpaid consulting fees. The consulting fees are for property exploration services provided to International Gold Company during 1998 and 1999. The Company has substantial defenses and offsets to the claims. No provision for losses related to these claims has been recorded in the financial statements.

                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                December 31, 1999
--------------------------------------------------------------------------------

NOTE 11: CONTINGENCIES (continued)

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

NOTE 12: SUBSEQUENT EVENTS

          Subsequent to December 31, 1999, one of the Company's Series A Preferred shareholders converted 1,000,000 Series A shares into 1,000,000 common shares. The Company has also issued additional common stock to satisfy all accrued dividends related to the converted stock.


          On February 11, 2000, the Company's available for sale investments totaling 1,000,000 common shares in the capital of Goldstate Corporation were sold to Investor Communications International, Inc. for $150,000, such amount represented a premium of 114% to the market value of these securities at the date of the sale.


          On February 16, 2000, the Company authorized the future execution of agreements for the settlement of advances and accrued interest payable through the issuance of common stock. The Company is settling advances and associated accrued interest totaling at $488,478 at $.03 per share, which represents a 35% discount on the value of the common stock as of February 16, 2000, for a total of 16,282,600 shares. The Company is settling advances and associated accrued interest of the Company's wholly owned subsidiary, International Gold Corporation totaling $121,899 at $.03 per share, which represents a 35% discount on the value of the common stock as of February 16, 2000, for a total of 4,063,300 shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

     The directors and executive officers of IGCO are as follows:

Name                      Age                 Position with IGCO
----                      ---                 ------------------

Gary J. Powers             52                 President and Director

Grant Atkins               39                 Secretary, Treasurer and Director

Harold Gooding             37                 Director

     The directors and executive officers of IGCO's wholly-owned subsidiary, International Gold Corporation ("INGC") are as follows:

Name                       Age                Position with INGC
----                       ---                ------------------

Gary J. Powers             52                 President, Secretary/Treasurer and
                                              Director

     The directors and executive officers of Intergold Mining Corporation are as follows:

Name                       Age                Position with Intergold Mining
----                       ---                ------------------------------

Grant Atkins               39                 President, Secretary/Treasurer and
                                              Director

     GARY J. POWERS has been the President and a Director of IGCO since September of 1998 and the President and a Director of INGC since September of 1998. Mr. Powers has worked in the public sector at a senior Canadian governmental level and has private sector experience in project development and business management. His background in the process of government and the needs of business will aid in the course of developing infrastructure and resources. Mr. Powers devoted his time exclusively to the operations of IGCO during 1999. For the past six years, Mr. Powers has worked for Guest Investments Ltd. as a management and education consultant and for Helen Kupper Enterprises, Ltd. as a business manager.

     GRANT ATKINS has been the Secretary, Treasurer and a Director of IGCO since September of 1998. Mr. Atkins has also been the sole director and the President, Secretary and Treasurer of Intergold Mining Corporation since March of 1998. For the past six years, Mr. Atkins has been self-employed as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. Mr. Atkins has provided organization and controller duties in IGCO since its formation. Mr. Atkins is also the director and president for Vega-Atlantic Corporation, an OTC Bulletin Board public company, that is also exploring claims close to the Blackhawk Property.

     HAROLD GOODING has been a Director of IGCo since August 5, 1997. From April 1993 to August of 1994, Mr. Gooding worked in sales in the water treatment industry with Osmonics, located in Minnetonka, Minnesota. Osmonics is a diversified multi company entity that caters to various facets of the water treatment industry. As sales manager, Mr. Gooding was responsible for the sale of large scale water treatment systems for industrial applications requiring consistent water quality such as the beverage bottling industry. From April 1994 to August of 1995, Mr. Gooding was the sales manager for the northeast region for Ultra Pure Water Systems (U.S.A.), Inc., located in Massachusetts. From August 1995 until summer of 1998, Mr. Gooding was employed as an international sales manager with Cambridge Applied Systems based out of Medford, Massachusetts, where he was responsible for the manufacture and sale of the viscosity system. From mid 1998 to current, Mr. Gooding has provided the role of international sales manager to Photofabrication Engineering, Inc. where he was responsible for the sales and distribution of precision metal products to the aerospace and micro electronic industry and was recently appointed Director of Marketing and Sales for the Mayer Treat Company who specialize in horticultural design and landscape maintenance. Mr. Gooding has previously held the position of president and a director of Vega-Atlantic Corporation, an OTC Bulletin Board company that was formerly marketing point of entry water treatment appliances for commercial and residential use before changing business focus and direction to gold exploration. Mr. Gooding is also the director and president of Goldstate Corporation, an OTC Bulletin Board company, that is exploring the Blackhawk II claims in joint venture with IGCO.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires IGCO's directors and officers, and the persons who beneficially own more than ten percent of the common stock of IGCO, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to IGCO pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by IGCO and on the representations of the reporting persons, IGCO believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers and Directors

     As of the date of this Annual Report, all directors of IGCO are to receive $500 per month in director's fees for their roles as directors. All officers of IGCO are to be paid up to $5,000 per month for their executive officer roles. Gary Powers, the President of IGCO, currently invoices IGCO through Guest

Investments Ltd ("Guest Investments") for management consulting services performed. Grant Atkins derives remuneration from IGCO directly and through either Amerocan Marketing Inc. ("Amerocan") or Investor Communications International, Inc. ("ICI"), which provide a wide range of management, financial and administrative services to IGCO and INGC.

     As of fiscal year ended December 31, 1999, IGCO accrued approximately $78,000 and paid approximately $61,000 to its officers and directors as executive compensation, and INGC accrued approximately $66,000 and paid approximately $57,000 to the officers and directors of INGC as executive compensation. As of fiscal year ended December 31, 1999, INGC (i) accrued $60,000 and paid approximately $57,000 to Guest Investments for services rendered, and (ii) accrued $289,150 and paid approximately $222,000 to Amerocan for services rendered. As of fiscal year ended December 31, 1999, IGCO accrued $897,810 and paid approximately $704,000 to ICI for services rendered. Of the amounts paid to Amerocan and ICI during fiscal year 1999, neither Gary Powers, Grant Atkins nor Harold Gooding received any compensation directly or directly from Amerocan or ICI. See "Summary Compensation Table" below.

     All executive officers and directors of IGCO are reimbursed for any out-of-pocket expenses incurred by them on behalf of IGCO. Executive compensation is subject to change concurrent with IGCO requirements. None of the officers and directors of IGCO are officers or directors of Amerocan or ICI, nor does IGCO own of record capital stock of Amerocan or ICI.


Summary Compensation Table
--------------------------

                               Annual Compensation           Awards    Payouts
                              ---------------------        ----------  -------
                                 $      $       $          $       #       $     $
Name and Position             Salary  Bonus   Other       RSA   Options  LTIP  Other
-----------------             ------  -----   -----       ---   -------  ----  -----

Roger Taylor            1997   4,135      0        0       0          0    0     0
Pres./Director

Arthur Lilly            1997     500      0        0       0          0    0     0
Sec.,/Tres./Dir.

Gary Powers             1997       0      0        0       0          0    0     0
Pres./Director          1998       0      0  $10,000(1)    0          0    0     0
                        1999       0      0   57,000(1)    0          0    0     0

Grant Atkins            1997       0      0  $24,000       0          0    0     0
Secretary/Director      1998       0      0   55,000(1)    0          0    0     0
                        1999       0      0   61,000(1)    0          0    0     0

Harold Gooding          1997       0      0        0       0          0    0     0
Director                1998       0      0    7,500(1)    0          0    0     0
                        1999       0      0        0       0          0    0     0

Michael Mehrtens, Ph.D. 1997       0      0   53,903(2)    0          0    0     0
Chief Geologist,        1998       0      0  200,000(2)    0          0    0     0
Consultant              1999       0      0   97,425(2)    0          0    0     0


(1) Received pursuant to respective contractual arrangements between Company and Guest Investments, Ltd., and/or Amerocan Marketing, Inc. and/or
     Investor Communications International, Inc.

(2)  Received pursuant to contractual arrangement between Company and MBM
     Consultants, Inc.




Non-Qualified Stock Option Plan
-------------------------------

     During fiscal year ended 1999, the Board of Directors of IGCO authorized the grant of stock options to certain officers, directors and significant consultants as reflected below in the "Aggregated Options/SAR Exercises and Fiscal Year-End Options/SAR Value Table". As of the date of this Annual Report, none of the officers, directors or significant consultants have exercised such stock options.

Aggregated Options/SAR Exercises and Fiscal Year-End Options/SAR Value Table

--------------------------------------------------------------------------------
                    Number of    Date of Grant   Exercise Price      Date of
                 Shares Granted                                     Expiration
--------------------------------------------------------------------------------

 Harold Gooding     100,000         6-Jan-99          $0.50        Dec. 27, 2017
                    100,000         6-Jan-99          $1.00        Dec. 27, 2017
 Gary Powers         50,000         6-Jan-99          $0.50        Dec. 27, 2017
                     50,000         6-Jan-99          $1.00        Dec. 27, 2017
 Brent Pierce       850,000         6-Jan-99          $0.50        Dec. 27, 2017
                    500,000         6-Jan-99          $1.00        Dec. 27, 2017
 Grant Atkins       500,000         6-Jan-99          $0.50        Dec. 27, 2017
                    500,000         6-Jan-99          $1.00        Dec. 27, 2017
 Michael Merhtens   200,000         6-Jan-99          $0.50        Dec. 27, 2017
 Herb Ackerman      100,000         6-Jan-99          $0.50        Dec. 27, 2017
                    100,000         6-Jan-99          $1.00        Dec. 27, 2017
 Marcus Johnson     200,000         6-Jan-99          $0.50        Dec. 27, 2017

--------------------------------------------------------------------------------

No share options have been exercised as at the date of this Annual Report.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERGOLD CORPORATION

Dated: March 29, 2000                     By: /s/  Gary Powers
                                              ----------------------------------
                                                   Gary Powers, President


Dated: March 29, 2000                     By: /s/  Grant Atkins
                                              ----------------------------------
                                                   Grant Atkins, Secretary