Form 10QSB
period 2000-03-31
INTERGOLD CORP
filed 2000-05-15
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-25455

                              INTERGOLD CORPORATION
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                88-0365453
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                    5000 Birch Street, West Tower, Suite 4000
                         Newport Beach, California 92660
                    (Address of Principal Executive Offices)

                                 (949) 476-3611
                           (Issuer's telephone number)

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

     Yes  X   No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

Class                                  Outstanding as of May 11, 2000

Common Stock, $.00025 par value        81,000,000

Transitional Small Business Disclosure Format (check one)

     Yes      No  X

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

The unaudited financial statements of Intergold Corporation (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.



                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 March 31, 2000


                                TABLE OF CONTENTS




                                                              Page
                                                              ----

Table of Contents                                               1

Balance Sheet                                                   2

Statements of Operations                                        3

Statements of Cash Flows                                        4

Notes to Financial Statements                                  5-9


                                        INTERGOLD CORPORATION
                                   (An Exploration Stage Company)
                                            Balance Sheet

                                                                                        March 31,
                                                                                          2000
                                                                                      ------------
                                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                           $     19,943

PROPERTY PLANT AND EQUIPMENT
  Equipment (net of accumulated depreciation)                                                3,406
                                                                                      ------------

      Total Assets                                                                    $     23,349
                                                                                      ============


                                LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                                            $    343,168
  Accounts payable - related parties                                                        39,962
  Advances payable                                                                         603,747
  Directors fees payable                                                                    51,500
  Notes payable                                                                            551,890
  Accrued Series A warrant redemption payable                                               90,000
  Accrued interest payable                                                                 201,360
                                                                                      ------------

      Total Liabilities                                                                  1,881,627
                                                                                      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value; authorized at March 31, 2000
    75,000,000 shares; issued and outstanding at March 31, 2000
    Series A- 6,300,000 shares                                                               6,300
    Series B - 2,510,000 shares                                                              2,510
    Upon Liquidation, Series A shares have a $.25 per share preference over other preferred or common stock, Series B shares have a $.50 preference over other non-Series A preferred or common stock
  Common stock $.00025 par value; authorized at March 31, 2000
     125,000,000 shares; 78,000,000 shares issued and outstanding at March 31, 2000         19,499
  Paid - in capital                                                                      8,193,361
  Accumulated deficit through exploration stage                                        (10,079,948)
                                                                                      ------------

      Total Stockholders' Equity (Deficit)                                              (1,858,278)
                                                                                      ------------

      Total Liabilities and Stockholders' Equity (Deficit)                            $     23,349
                                                                                      ============


          See accompanying summary of accounting policies and notes to financial statements.

                                                 2

                                          INTERGOLD CORPORATION
                                     (An Exploration Stage Company)
                                        Statements of Operations


                                                                                               Inception
                                                                                               (July 26,
                                                             For the 3 Months Ended Mar. 31,    1996) to
                                                             ------------------------------     March 31,
                                                                  2000            1999            2000
                                                              ------------    ------------    ------------
                    REVENUES
  Other income                                                $       --      $       --      $      1,699
                                                              ------------    ------------    ------------

              OPERATING EXPENSES
PROPERTY EXPLORATION EXPENSES
      Total Property Exploration Expenses                           15,239       3,130,507       6,022,125
                                                              ------------    ------------    ------------

ADMINISTRATIVE EXPENSES
       Total Administrative Expenses                               306,656         379,172       3,667,320
                                                              ------------    ------------    ------------

       Total Operating Expenses                                    321,895       3,509,679       9,689,445
                                                              ------------    ------------    ------------

Operating Income (Loss)                                           (321,895)     (3,509,679)     (9,687,746)

OTHER INCOME (EXPENSE)
  Sale of future profit sharing interest                              --              --           170,000
  Realized loss on sale of available for sale investment           (20,000)           --           (20,000)
  Warrant redemption expense                                          --              --           (90,000)
  Stock dividends on conversion of peferred series A shares        (81,525)           --          (225,525)
  Interest expense                                                 (28,221)         (7,196)       (226,677)
                                                              ------------    ------------    ------------

Net (Loss)                                                    $   (451,641)   $ (3,516,875)   $(10,079,948)
                                                              ============    ============    ============


Income (Loss) per Share (Net of Preferred Stock Dividends)    $     (0.007)   $     (0.072)   $     (0.264)
                                                              ============    ============    ============

Weighted Average Number of
 Common Shares Outstanding                                      50,916,934      48,627,778      37,332,084
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

                                                   3


                                       INTERGOLD CORPORATION
                                  (An Exploration Stage Company)
                                     Statements of Cash Flows
                         Increase (Decrease) in Cash and Cash Equivalents


                                                                                      Inception
                                                                                      (July 26,
                                                      For the 3 Months Ended Mar. 31,  1996) to
                                                      ------------------------------   March 31,
                                                           2000            1999           2000
                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Cash Flows Used by Operating Activities       $  (295,309)   $(3,530,131)   $(9,217,539)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organization costs                                           --            1,771           --
   Equipment purchases                                         --             --           (4,300)
                                                        -----------    -----------    -----------

      Net Cash Flows Used for Investing Activities             --            1,771         (4,300)
                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                         --            1,000         12,236
  Sale of preferred stock Series A                             --             --            6,300
  Sale of preferred stock Series B                             --              750          2,510
  Additional paid-in capital                                   --        2,733,250      7,217,532
  Preferred Series A warrant redemption payable                --             --           90,000
  Advances received                                         333,783        293,500      4,565,760
  Advances repaid                                           (20,000)      (232,004)    (3,204,446)
  Note payable advances                                        --          500,000        551,890
                                                        -----------    -----------    -----------

      Net Cash Flows Provided by Financing Activities       313,783      3,296,496      9,241,782
                                                        -----------    -----------    -----------

Net increase in cash                                         18,474       (231,864)        19,943

Cash and cash equivalents -  Beginning of period              1,469        248,850           --
                                                        -----------    -----------    -----------

Cash and cash equivalents - End of period               $    19,943    $    16,986    $    19,943
                                                        ===========    ===========    ===========


During 1998, the Company accrued $135,722 of interest on outstanding notes and advances payable.
During 1999, the Company has accrued $62,729 of interest on outstanding notes and advances payable.
During 2000, the Company has accrued $28,221 of interest on outstanding notes and advances payable.
Since inception the Company has not capitalized any interest.
On Feb. 11, 2000, the Company exchanged its Available for Sale investments
(1,000,000 GDSA shares) for debt outstanding to a creditor for $150,000.
On March 20, 2000, a shareholder converted 1,000,000 Series A preferred shares for 1,000,000 common shares.
On March 20, 2000, the Company issued 326,100 common shares as a dividends pursuant to the conversion of the 1,000,000 Series A preferred shares. The dividend was valued at $81,525.
On March 31, 2000, the Company issued 20,345,900 common shares in exchange for advances received and accrued interest owed to creditors in the amount of $610,378.


 See accompanying summary of accounting policies and notes to financial statements.

                                        4

                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                 March 31, 2000

--------------------------------------------------------------------------------
NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


          Presentation
          ------------

          Intergold Corporation (the Company) has included the consolidated balance sheet of the Company and its subsidiary as of March 31, 2000 (unaudited), and unaudited consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999 and for the period from inception (July 26, 1996) to March 31, 2000, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments necessary to fairly present the consolidated financial condition, results of operations, and cash flows of the Company for the interim periods presented. The interim period financial statements presented should be read in conjunction with the audited financial statements of the Company and notes thereto included with the annual report of the Company on Form 10-K for the year ended December 31, 1999.

          Earnings Per Share
          ------------------

          As of March 31, 2000, there were 3,450,000 exercisable options, 8,810,000 shares of convertible preferred stock and 2,510,000 common stock warrants that can be converted into 14,770,000 shares of common stock. As these options, convertible preferred stock and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

          Going Concern and Continued Operations
          --------------------------------------

          At March 31, 2000, the Company has not generated significant revenues from operations and has a working capital deficit of $1,856,684 and a stockholders deficit of $1,853,278. The Company's successful financial operations and movement into an operating basis are contingent on the development of the Company's lode mining claims and the continuing ability of generating capital financing. Advances from existing shareholders will form the primary source of short term funding for the Company during the next twelve months. A secondary source of financing is through the December 15, 1998 private placement discussed in Note 3 if that financing instrument is marketable. This offering could potentially generate an additional $1,230,000 of financing.

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                 March 31, 2000

--------------------------------------------------------------------------------
NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          During the first quarter of 2000, the Company ceased exploration of the Blackhawk claims located in the State of Idaho, pending the outcome of the Company's ongoing litigation with regard to the transfer of technology pursuant to the Sub-license Agreement between the Company and Geneva Resources, Inc. and the Company's Agreement for Services with Auric Metallurgical Laboratories, LLC. There is a chance that the technology to be transferred under the Sub-license Agreement may be delayed indefinitely, or cancelled all together, depending on the outcome of the Intergold/Geneva litigation. As the alleged assay and metallurgical recovery technology developed by Auric is deemed essential to the further development of the Blackhawk claims, and since further consulting conducted by independent consultants to the Company indicate that gold is not present in economic quantities on the claims, business operations are expected to be minimal pending the outcome of the litigation in process.

          On February 16, the Company authorized the execution of agreements for the settlement of outstanding advances and accrued interest payable through the issuance of common stock (Note 3).

NOTE 2:   ADVANCES

                 Advances are comprised of the following:

                 Advances
                 --------

                 ---------------------------------------------------------------
                                                              Mar. 31, 2000
                 ---------------------------------------------------------------

                 Investor Communications Int'l, Inc.         $     1,530

                 Guest Investments                                 3,000

                 Alexander Cox                                    17,194

                 Sonanini Holdings                               442,770

                 Amero-can Marketing, Inc.                       139,253
                                                             -----------

                                                             $   603,747
                 ---------------------------------------------------------------

          The advances all bear 10% simple interest and are due on demand. There is $180,059 of interest accrued on the advances as of March 31, 2000. Advances decreased from $1,025,030 at December 31, 2000 to $603,747 at March 31, 2000 pursuant to debt settlements for various advances and accrued interest outstanding (Note 3).

                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                 March 31, 2000

--------------------------------------------------------------------------------
NOTE 3:   STOCKHOLDERS' EQUITY

          Common Stock
          ------------

          On February 16, 2000, the Company authorized the execution of agreements for the settlement of advances and accrued interest payable through the issuance of common stock. The Company settled advances and associated accrued interest totaling $488,478 at $.03 per share, which represents a 35% discount on the value of the common stock as of February 16, 2000, for a total of 16,282,600 shares. The Company settled advances and associated accrued interest of the Company's wholly owned subsidiary, International Gold Corporation totaling $121,899 at $.03 per share, which represents a 35% discount on the value of the common stock as of February 16, 2000, for a total of 4,063,300 shares.

          On March 20, 2000, the Company shareholders converted 1,000,000 Series A preferred shares into 1,000,000 shares of the Company's common stock. On March 20, 2000, an additional 326,100 shares of the common stock were issued with regard to deemed dividends issued upon conversion of the 1,000,000 Series A preferred shares into 1,000,000 common shares.

          At March 31, 2000 there were 78,000,000 shares of common stock outstanding.

          Preferred Stock
          ---------------

          Series A
          --------

          On October 27, 1999, the Company issued a notice of redemption on all remaining outstanding Series A Preferred warrants. The Company will redeem the warrants at $.01 per warrant and has recorded a $90,000 redemption liability for the remaining 9,000,000 warrants outstanding.

          During the first quarter of 2000, 1,000,000 of the Series A Preferred shares were converted into the Company's common stock. The Company also issued an additional 326,100 common shares at $.25 per share representing the accumulated dividend of $81,525 on the 1,000,000 converted Series A Preferred Shares. If the Company's Series A Preferred shareholders elect to convert the remaining outstanding Series A Preferred stock, an additional 6,300,000 shares of common stock would be issued, plus accrued undeclared dividends.

          As of March 31, 2000, there are 6,300,000 Series A preferred shares outstanding.

                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                 March 31, 2000

--------------------------------------------------------------------------------
NOTE 4:   INVESTMENTS

          AVAILABLE FOR SALE INVESTMENTS

          On February 11, 2000, the Company sold its available for sale investment in Goldstate Corporation to Investor Communications International, Inc. for $150,000. The Corporation had incurred debt to Investor Communications International, Inc. for services and or advances provided to the Corporation inclusive of accrued interest. Pursuant to this sale, the Company recorded a realized loss of $20,000 on the original investment's discounted fair value.

NOTE 5:   TECHNOLOGY SUB-LICENSE AGREEMENT

          As of March 31, 2000 the Company has issued the promissory notes and common stock required by the technology sub-license agreement to the various parties, however, the related technology has not been transferred. These promissory notes become due and payable upon the transfer of the technology.


NOTE 6:   EMPLOYEE STOCK OPTION PLAN

          Selected information regarding the Company's employee stock options as of March 31, 2000 are as follows:

                                                    March 31,2000
                                                    -------------
                                                                Weighted
                                                Number          Average
                                                 of             Exercise
                                               Options           Price
                                               -------           -----
             Outstanding at Beg. of Period    3,450,000        $.71/share
             Outstanding at End of Period     3,450,000        $.71/share
             Exercisable at End of Period     3,450,000        $.71/share
             Options Granted                  3,450,000        $.71/share
             Options Exercised                  -0-               -0-
             Options Forfeited                  -0-               -0-
             Options Expired                    -0-               -0-

          As of March 31, 2000, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 16 years 278 days. There are 3,450,000 options that are exercisable with a weighted average exercise price of $.71 per share of common stock.

                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements

                                 March 31, 2000


--------------------------------------------------------------------------------
NOTE 7:   LEGAL PROCEEDINGS

          International Gold Corporation, in conjunction with Geneva Resources, Inc., is continuing with legal claims against Dames & Moore and Auric Metallurgical Laboratories, LLC, and other individuals named. The Company has proceeded through initial deposition stages.

NOTE 8:   SUBSEQUENT EVENTS

          On May 5, 2000, the Company accepted the resignation of Mr. Harold Gooding from the Board of Directors. Mr. Gooding also resigned effective April 17, 2000 from his position as Director and Officer of Goldstate Corporation.

          On May 8, 2000, the Company executed an assignment agreement that transferred and conveyed the potential claims and causes of action that the Company may have in connection with the Sub-license Agreement with Geneva Resources, Inc. If amount are recovered by the lawsuit initiated by International Gold Corporation and Geneva Resources, Inc., the Company will receive the equivalent pro rata share of the Claims in relation to all other claims and causes of action for which any damages of settlement amounts are recovered. The Company has made this assignment to Geneva Resources, Inc.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

     To date, there has been no income realized from the business operations of the Company. During fiscal year 1999, the Company's primary source of financing has been from proceeds received by the Company from issuance of Series B Preferred shares, cash advances provided to the Company as debt, and the conversion of Series A Warrants into shares of the Company's restricted Common Stock at the redemption price of $0.25 per Series A Warrant.

     Pursuant to a letter from the Company which provided notice to the holders of Series A Preferred Shares that the Company intended to redeem in whole the outstanding Series A Warrants, as of March 31, 2000, 1,000,000 Series A Warrants had been converted into 1,000,000 shares of the Company's restricted Common Stock for an aggregate consideration of $250,000,00. As of March 31, 2000, nine million Series A Warrants remained outstanding, which the Company will redeem at $0.01 per Series A Warrant and has booked as a redemption liability for $90,000. See " - Liquidity and Capital Resources."

     On May 1, 2000, the Company issued a warrant to a Series A Preferred shareholder who did not timely convert its Series A Warrants in exchange for the settlement and discharge of the redemption liability of $30,000 owed by the Company to the Series A Preferred shareholder. On May 1, 2000, the Series A Preferred shareholder converted such warrant into 3,000,000 shares of the Company's restricted Common Stock at the conversion price of $0.25 per share for an aggregate consideration of $750,000.

     Each Series A Preferred share is also convertible into one share of Common Stock of the Company and all then accrued and unpaid dividends are convertible into Common Stock at the conversion price of $0.25 per share. During fiscal quarter ended March 31, 2000, the holders of Series A Preferred shares converted an aggregate of 1,000,000 Series A Preferred shares into 1,000,000 shares of the Company's Common Stock, and an additional 326,100 shares of Common Stock were issued by the Company as a dividend pursuant to such conversion.

Results of Operation

Quarter Ended March 31, 2000 compared to March 31, 1999

     For the three-month period ended March 31, 2000, the Company recorded a net loss of $451,641 compared to a net loss of $3,516,875 in the corresponding period of 1998. During the three-month period ended March 31, 2000 and March 31, 1999, the Company recorded no income.

     During the three-month period ended June 30, 1999, the Company recorded operating expenses of $321,895 compared to $3,509,679 of operating expenses recorded in the same period for 1999. Property exploration expenses decreased by approximately $3,115,268 during the three-month period in 2000. This decrease during the first quarter of 2000 in property exploration expenses resulted from suspension of any further exploration of the Blackhawk Property and the cessation of work orders for research, development and metallurgical services compared to the significant property exploration expenses incurred in the same period for 1999 relating to amounts paid by the Company for research, development and metallurgical services performed associated with contractual agreements between the Company and AuRIC Metallurgical Laboratories LLC ("AuRIC") and Geneva Resources, Inc. ("Geneva"), respectively. Administrative expenses decreased approximately $72,516 in the three-month period in 2000 compared to 1999. This decrease in administrative expenses was due primarily to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to exploration and administration of the Blackhawk Property.

Liquidity and Capital Resources

     As of the three-month period ended March 31, 2000, the Company's total assets were $23,349. This decrease from fiscal year ended December 31, 1999 was due primarily to a decrease in cash and cash equivalents and the transfer to Investor Communications International, Inc. of the Company's equity ownership of 1,000,000 shares of restricted common stock of Goldstate Corporation as debt settlement. As of the three-month period ended March 31, 2000, the Company's total liabilities were $1,881,627. This decrease from fiscal year ended December 31, 1999 was due primarily to (i) settlement of advances and accrued interest due and owing by the Company in the amount of $488,478 by issuance of 16,282,600 shares of the Company's restricted Common Stock, and (ii) settlement of advances and accrued interest due and owing by the Company's wholly-owned subsidiary, International Gold Corporation ("INGC"), in the amount of $121,899 by issuance of 4,063,300 shares of the Company's restricted Common Stock.

     Stockholders' Equity (deficit) decreased from $(2,248,539) for fiscal year ended December 31, 1999 to $(1,858,278) for the three-month period ended March 31, 2000.


PART II. OTHER INFORMATION
Item 1. Legal Proceedings

     On September 27, 1999, Geneva and INGC, on behalf of the Company, initiated legal proceedings against AuRIC and Dames & Moore by filing its complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah.

     INGC and AuRIC entered into an Agreement for Services whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the Blackhawk Property. Dames & Moore verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability. The Company subsequently entered into multiple work orders with Dames & Moore relating to a variety of services. Gevena and AuRIC entered into a License Agreement whereby AuRIC agreed to (i) supply the proprietary technology to Geneva, (ii) grant to Geneva a license to use such technology on claims located adjacent to the Blackhawk Property and the right to sub-license the proprietary technology to the Company for use on the Blackhawk Property. The Company and Geneva simultaneously entered into the Sub-License Agreement whereby the Company acquired from Geneva a sub-license to utilize AuRIC's proprietary information and related precious metals recovery processes on the Blackhawk Property.

     Thus, on September 27, 1999, Geneva and INGC, on behalf of the Company, initiated legal proceedings against AuRIC for: (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to the Company, Geneva and Dames & Moore; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance, (v) non-disclosure injunction; (vi) failure by AuRIC to repay advances, and (vii) quantum meruit/unjust enrichment. INGC, on behalf of the Company, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action.

     On October 8, 1999, Geneva and INGC, on behalf of the Company, amended its complaint by naming as defendants AuRIC, Dames & Moore, Ahmet Altinay General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore and specifying damages in excess of $10,000,000. The damages sought by Geneva and INGC, on behalf of the Company, are based on the general claims and causes of action set forth in the amended complaint relating to reliance on the assays and representations made by AuRIC, the actions and engineering reports produced by Dames & Moore and, specifically, the negligent misrepresentations and inaccuracies contained within some or all of those Dames & Moore reports and breaches of contract by AuRIC and Dames & Moore.

     Geneva and INGC, on behalf of the Company, are currently pursuing all such legal actions and reviewing further legal remedies against AuRIC and Dames & Moore.

     The Company and Geneva entered into an assignment agreement dated May 9, 2000 (the "Assignment Agreement") that transferred and conveyed to Geneva the potential claims and causes of action that the Company may have under the Sub-License Agreement with Geneva. If damages are recovered in the lawsuit initiated by Geneva and INGC, on behalf of the Company, the Company will receive a pro rata share of such damages relating to its claims and causes of action in relation to all other claims and causes of action for which damages are recovered. Thus, Geneva will receive any such pro rata share of the damages recovered pursuant to the terms and provisions of the Assignment Agreement.

Item 2. Changes in Securities and Use of Proceeds

No report required.

Item 3. Defaults Upon Senior Securities

No report required.

Item 4. Submission of Matters to a Vote of Security Holders

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits and Reports on Form 8-K

No exhibits required.
No reports required.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INTERGOLD CORPORATION

Dated: May 11, 2000                          By: /s/ Gary Powers
-------------------                          -------------------
                                             Gary Powers, President


Dated: May 11, 20000                         By: /s/ Grant Atkins
--------------------                         --------------------
                                             Grant Atkins, Secretary