Form 10QSB
period 2000-06-30
INTERGOLD CORP
filed 2000-08-16
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                  Outstanding as of August 7, 2000

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

                                  June 30, 2000


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

                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                       Interim Consolidated Balance Sheet
                                   (Unaudited)


                                                                     June 30,
                                                                       2000
                                                                   ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $     31,124
PROPERTY PLANT AND EQUIPMENT
  Equipment (net of accumulated depreciation)                             3,258
                                                                   ------------

      Total Assets                                                 $     34,382
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                         $    253,495
  Advances payable (Note 3)                                             450,770
  Directors fees payable                                                 43,000
  Notes payable                                                         551,890
  Accrued Series A warrant redemption payable                            60,000
  Accrued interest payable                                              216,247
                                                                   ------------

      Total Liabilities                                               1,575,402
                                                                   ------------

STOCKHOLDERS' EQUITY (Note 4)
  Common stock $.00025 par value;
     authorized at June 30, 2000
     125,000,000 shares; 81,000,000 shares
     issued and outstanding at June 30, 2000                             20,249
  Preferred stock, $.001 par value;
    authorized at June 30, 2000
    75,000,000 shares; issued and outstanding
    at June 30, 2000
    Series A- 6,300,000 shares                                            6,300
    Series B - 2,510,000 shares                                           2,510
    Upon Liquidation, Series A shares have a
    $.25 per share preference
    over other preferred or common stock,
    Series B shares have a $.50 preference
    over common stock
  Additional Paid - in capital                                        8,657,086
  Accumulated deficit through exploration stage                     (10,227,165)
                                                                   ------------

      Total Stockholders' Equity (Deficit)                           (1,541,020)
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $     34,382
                                                                   ============



      See accompanying notes to interim consolidated financial statements.

                                            INTERGOLD CORPORATION
                                        (An Exploration Stage Company)
                                  Interim Consolidated Statements of Operations
                                                 (Unaudited)


                                                                                                                  Inception
                                                    For the 3 Months Ended         For the 6 Months Ended         (July 26,
                                                           Jun. 30,                       Jun. 30,                1996) to
                                                -----------------------------    ----------------------------      June 30,
                                                     2000            1999           2000            1999            2000
                                                 ------------    ------------    ------------    ------------    ------------

                   REVENUE
  Other income                                   $       --      $       --      $       --      $       --      $      1,699
                                                 ------------    ------------    ------------    ------------    ------------

               OPERATING EXPENSES
      Property Exploration Expenses                    22,114         593,010          37,353       3,723,517       6,044,239
                                                 ------------    ------------    ------------    ------------    ------------

       General and Administrative Expenses            425,742         412,167         732,398         791,339       4,093,062
                                                 ------------    ------------    ------------    ------------    ------------

       Total Operating Expenses                       447,856       1,005,177         769,751       4,514,856      10,137,301
                                                 ------------    ------------    ------------    ------------    ------------

Operating Loss                                       (447,856)     (1,005,177)       (769,751)     (4,514,856)    (10,135,602)

OTHER INCOME (EXPENSE)
  Sale of profit sharing interest                        --              --              --              --           170,000
  Realized loss on sale of available
    for sale investment                                  --              --           (20,000)           --           (20,000)
  Interest expense                                    (14,886)        (11,074)        (43,107)        (18,270)       (241,563)
                                                 ------------    ------------    ------------    ------------    ------------

Net Loss                                         $   (462,742)   $ (1,016,251)   $   (832,858)   $ (4,533,126)   $(10,227,165)
                                                 ============    ============    ============    ============    ============


Loss per Share                                   $     (0.006)   $     (0.019)   $     (0.013)   $     (0.090)   $     (0.256)
                                                 ============    ============    ============    ============    ============

Weighted Average Number of
 Common Shares Outstanding                         79,846,154      52,302,549      65,269,753      50,475,315      40,013,920
                                                 ============    ============    ============    ============    ============

                              See accompanying notes to interim consolidated financial statements.

                                                            INTERGOLD CORPORATION
                                                      (An Exploration Stage Company)
                                                Interim Consolidated Statements of Cash Flows
                                                                (Unaudited)
                                                                                                                       Inception
                                                                                                                        (July 26,
                                                        For the 3 Months Ended           For the 6 Months Ended         1996) to
                                                                Jun. 30,                        Jun. 30,                June 30,
                                                           2000           1999            2000             1999           2000
                                                      ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $   (462,742)   $ (1,016,251)   $   (832,858)   $ (4,533,126)   $(10,227,165)
  Adjustments to reconcile net (loss) to cash
    Depreciation and Amortization                             (148)           (148)           (296)            296          (1,042)
    Non-Cash Realized loss on sale
      of AFS investment                                       --              --            20,000            --            20,000
    Non-Cash R&D                                              --              --              --              --         2,360,000
    Organization costs                                        --              --              --             1,771            --
    Changes in Working Capital Assets
      and Liabilities
        Prepaid expenses                                      --              --             5,000            --              --
        Accounts payable                                  (129,338)         76,829        (113,605)         35,229         253,495
        Accrued interest payable                            14,886          11,075          43,107          18,271         241,563
        Director fees payable                               (8,500)          6,000          (2,500)         12,000          43,000
                                                      ------------    ------------    ------------    ------------    ------------

      Net Cash Flows Used by
       Operating Activities                               (585,842)       (922,495)       (881,152)     (4,465,559)     (7,310,149)
                                                      ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment purchases                                        --              --              --              --            (4,300)
                                                      ------------    ------------    ------------    ------------    ------------
      Net Cash Flows Used for Investing Activities            --              --              --              --            (4,300)
                                                      ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                         750             100             750           1,108          12,986
  Sale of preferred stock Series A                            --              --              --              --            10,000
  Sale of preferred stock Series B                            --             1,760            --             2,510           2,510
  Additional paid-in capital                               749,250         978,140         749,250       3,726,382       5,449,265
  Net advances received (repaid)                          (152,977)        (67,600)        160,807          (6,104)      1,070,812
  Convertible debenture                                       --              --              --              --           250,000
  Note payable advances                                       --              --              --           500,000         550,000
                                                      ------------    ------------    ------------    ------------    ------------
      Net Cash Flows Provided by
       Financing Activities                                597,023         912,400         910,807       4,223,896       7,345,573
                                                      ------------    ------------    ------------    ------------    ------------

Net increase in cash                                        11,181          (9,799)         29,655        (241,663)         31,124

Cash and cash equivalents -  Beginning of period            19,943          16,986           1,469         248,850            --
                                                      ------------    ------------    ------------    ------------    ------------

Cash and cash equivalents - End of period             $     31,124    $      7,187    $     31,124    $      7,187    $     31,124
                                                      ============    ============    ============    ============    ============

During 1998, the Company accrued $135,722 of interest on outstanding notes and advances payable.
During 1999, the Company accrued $62,729 of interest on outstanding notes and advances payable.
During 2000, the Company accrued $43,107 of interest on outstanding notes and advances payable.
Since inception the Company has not capitalized any interest.

On Feb. 11, 2000, the Company exchanged its Available for Sale investments for debt outstanding to a creditor for $150,000.
On March 20, 2000, a shareholder converted 1,000,000 Series A preferred shares for 1,000,000 common shares.
On March 20, 2000, the Company issued 326,100 common shares as a dividends pursuant to the conversion of the 1,000,000 Series A preferred shares. The dividend was valued at $81,525.
On March 31, 2000, the Company issued 20,345,900 common shares in exchange for advances received and accrued interest owed to creditors in the amount of $610,378.

      See accompanying notes to interim consolidated financial statements.

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               Notes to Interim Consolidated Financial Statements

                                 June 30, 2000
                                  (Unaudited)
--------------------------------------------------------------------------------


NOTE 1: NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

          To date, the Company has not generated significant revenues from operations and has a working capital deficit of $1,544,278 and a stockholders' deficit of $1,541,020. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital and on the development of the Company's lode mining claims. Advances from certain significant shareholders will form the primary source of short term funding for the Company during the next twelve months.

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

          The accompanying unaudited interim financial statements have been prepared in accordance with the rules and disclosure requirements of Regulation S-B and Form 10-QSB. They do not necessarily include all information and footnotes required by generally accepted accounting principles applicable to the Company's annual audited financial statements. However, except as disclosed herein, there has been no material change in accounting principles used or the information disclosed in the notes to the financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation have been made. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                            INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               Notes to Interim Consolidated Financial Statements

                                 June 30, 2000
                                  (Unaudited)
--------------------------------------------------------------------------------


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


          Principles of Consolidation
          ---------------------------
          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, International Gold Corporation, incorporated in Nevada.


          Loss Per Share
          --------------
          As of June 30, 2000, there were 3,450,000 exercisable options, 8,810,000 shares of convertible preferred stock and 2,510,000 common stock warrants that can be converted into 14,770,000 shares of common stock. As these options, convertible preferred stock and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.


          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

          Financial Instruments
          ---------------------
          The fair value of the Company's current assets and current liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.


NOTE 3:  ADVANCES PAYABLE

          Advances are comprised of the following:


          Sonanini Holdings Ltd.                                      $ 442,770
          Tristar Financial Services Ltd.                                 8,000
                                                                      ---------

                                                                      $ 450,770
                                                                      =========

          The advances bear 10% simple interest and are due on demand. There is $216,243 of interest accrued on the advances as of June 30, 2000. Advances decreased from $603,747 at March 31, 2000 to $450,770 at June 30, 2000 pursuant to debt settlements by issuance of common stock.

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               Notes to Interim Consolidated Financial Statements

                                 June 30, 2000
                                  (Unaudited)
--------------------------------------------------------------------------------


NOTE 4:  STOCKHOLDERS' EQUITY

          Common Stock
          -----------
          On February 16, 2000, the Company settled advances and associated accrued interest totalling $488,478 at $.03 per share, which represents a 35% discount on the value of the common stock as of February 16, 2000, for a total of 16,282,600 shares. The Company settled advances and associated accrued interest of the Company's wholly owned subsidiary, International Gold Corporation totalling $121,899 at $.03 per share, which represents a 35% discount on the value of the common stock as of February 16, 2000, for a total of 4,063,300 shares.

          On March 20, 2000, the Company shareholders converted 1,000,000 Series A preferred shares into 1,000,000 shares of the Company's common stock. On March 20, 2000, an additional 326,100 shares of the common stock were issued with regard to deemed dividends issued upon conversion of the 1,000,000 Series A preferred shares into 1,000,000 common shares.

          On May 5, 2000, 3,000,000 common shares were issued from the exercise of 3,000,000 Series A warrants for a total of $750,000.

          Preferred Stock
          ---------------

          Series A
          --------

          On October 27, 1999, the Company issued a notice of redemption on all remaining outstanding Series A Preferred warrants. The Company has redeemed the warrants at $.01 per warrant and has recorded a $60,000 redemption liability for the 6,000,000 warrants that were outstanding.

          During the first quarter of 2000, 1,000,000 of the Series A Preferred shares were converted into the Company's common stock. The Company also issued an additional 326,100 common shares at $.25 per share representing the accumulated dividend of $81,525 on the 1,000,000 converted Series A Preferred Shares. If the Company's Series A Preferred shareholders elect to convert the remaining outstanding Series A Preferred stock, an additional 6,300,000 shares of common stock would be issued, plus accrued 20% cumulative undeclared dividends totalling $625,675 at June 30, 2000.

          Series B
          --------

          As of June 30, 2000, the Company has $309,700 of undeclared dividends on the Series B Preferred shares. If the Company's Series B Preferred shareholders elect to convert the remaining outstanding Series B Preferred stock, an additional 3,129,400 shares of common stock would be issued, which represents 2,510,000 shares for the remaining preferred stock and 619,400 shares for the undeclared dividends.

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               Notes to Interim Consolidated Financial Statements

                                 June 30, 2000
                                  (Unaudited)
--------------------------------------------------------------------------------



NOTE 5:  EMPLOYEE STOCK OPTION PLAN

          Selected information regarding the Company's employee stock options as of June 30, 2000 are as follows:

                                                         June 30, 2000
                                                   ---------------------------
                                                                     Weighted
                                                     Number           Average
                                                      of             Exercise
                                                    Options           Price
                                                   ---------------------------

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

          As of June 30, 2000, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 16 years 187 days. There are 3,450,000 options that are exercisable with a weighted average exercise price of $.71 per share of common stock.

  NOTE 6:LEGAL PROCEEDINGS

          International Gold Corporation, in conjunction with Geneva Resources, Inc., is continuing with legal claims against Dames & Moore and Auric Metallurgical Laboratories, LLC, and other individuals named. The Company has proceeded through initial deposition and document discovery stages. See Company press release dated July 20, 2000.

NOTE 7:RELATED PARTY TRANSACTIONS

          During the six month period ended June 30, 2000 net cash advances of $160,807 were received from related companies and/or persons, interest of $33,857 was accrued on advances outstanding, an advance was partially settled in the amount of $150,000 by the disposal of an investment held by the Company, and 20,112,600 shares were issued to settle partial amounts of outstanding advances in the amount of $603,378 including interest of $25,311.

          During the six month period ended June 30, 2000 a director of the Company was paid $30,000 for management fees.

          During the six month period ended June 30, 2000 a total of $500,387 was paid to two private companies associated with certain directors for management and administration services provided to the Company and its subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     To date, there has been no income realized from the business operations of the Company. During fiscal year ended December 31, 1999 and the six-month period ended June 30, 2000, the Company's primary source of financing has been from cash advances provided to the Company and the conversion of Series A Warrants into shares of the Company's restricted Common Stock at the redemption price of $0.25 per Series A Warrant.

     Pursuant to a letter from the Company which provided notice to the holders of Series A Preferred Shares that the Company intended to redeem in whole the outstanding Series A Warrants, as of March 31, 2000, 1,000,000 Series A Warrants had been converted into 1,000,000 shares of the Company's restricted Common Stock for an aggregate consideration of $250,000.00. On May 1, 2000, the Company issued a warrant to a Series A Preferred shareholder who did not timely convert its Series A Warrants in exchange for the settlement and discharge of the redemption liability of $30,000 owed by the Company to the Series A Preferred shareholder. On May 1, 2000, the Series A Preferred shareholder converted such warrant into 3,000,000 shares of the Company's restricted Common Stock at the conversion price of $0.25 per share for an aggregate consideration of $750,000. As of June 30, 2000, an aggregate of 4,000,000 Series A Warrants had been converted into 4,000,000 shares of the Company's restricted Common Stock for an aggregate consideration of $1,000,000. As of June 30, 2000, 6,000,000 Series A Warrants remained outstanding, which the Company will redeem at $0.01 per Series A Warrant and has booked as a redemption liability for $60,000. See " - Liquidity and Capital Resources."

     Each Series A Preferred share is also convertible into one share of Common Stock of the Company and all then accrued and unpaid dividends are convertible into Common Stock at the conversion price of $0.25 per share. As of March 31, 2000, the holders of Series A Preferred shares had converted an aggregate of 3,700,000 Series A Preferred shares into 3,700,000 shares of the Company's Common Stock, and an additional 902,100 shares of Common Stock were issued by the Company as a dividend pursuant to such conversion. As of June 30, 2000, no other Series A Preferred shareholder had converted any Series A Preferred shares into shares of the Company's Common Stock, thus no additional shares of Common Stock were issued as a dividend.

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2000 Compared to Six-Month Period Ended June 30, 1999

     For the six-month period ended June 30, 2000, the Company recorded a net loss of $914,383 compared to a net loss of $4,533,126 in the corresponding period of 1999. During the six-month period ended June 30, 2000 and June 30, 1999, the Company recorded no income.

     During the six-month period ended June 30, 2000, the Company recorded operating expenses of $769,751 compared to $4,514,856 of operating expenses recorded in the same period for 1999. Property exploration expenses decreased by approximately $3,686,164 during the six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 1999. This decrease in property exploration expenses resulted from suspension of any further exploration of the Blackhawk Property and the cessation of work orders for research, development and metallurgical services compared to the significant property exploration expenses incurred in the same period for 1999 relating to amounts paid by the Company for research, development and metallurgical services performed associated with contractual agreements between the Company and AuRIC Metallurgical Laboratories LLC ("AuRIC") and Geneva Resources, Inc. ("Geneva"), respectively.

     Administrative expenses decreased approximately $58,941 during the six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 1999. This decrease in administrative expenses was due primarily to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to exploration and administration of the Blackhawk Property.

     As discussed above, the decrease in net loss during the six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 1999 is attributable primarily to the substantial decrease in property exploration expenses. The Company's net earnings (losses) during the six-month period ended June 30, 2000 were approximately ($914,383) or ($0.013) per share compared to a net loss of approximately ($4,533,126) or ($0.090) per share during the six-month period ended June 30, 1999. The weighted average number of diluted shares outstanding were 65,269,753 for the six-month period ended June 30, 2000 compared to 50,475,315 for the six-month period ended June 30, 1999.

Three-Month Period Ended June 30, 2000 Compared to Three-Month Period Ended June 30, 1999

     For the three-month period ended June 30, 2000, the Company recorded a net loss of $462,742 compared to a net loss of $1,016,251 in the corresponding period of 1999. During the three-month period ended June 30, 2000 and June 30, 1999, the Company recorded no income.

     During the three-month period ended June 30, 2000, the Company recorded operating expenses of $447,856 compared to $1,005,177 of operating expenses recorded in the same period for 1999. Property exploration expenses decreased by approximately $570,896 during the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999. Administrative expenses increased approximately $13,575 during the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999. This increase in administrative expenses was due primarily to costs associated with the ongoing litigation involving the Company. Interest expense increased by $3,812 during the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999.

     As discussed above, the decrease in net loss during the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999 is attributable primarily to the substantial decrease in property exploration expenses. The Company's net earnings (losses) during the three-month period ended June 30, 2000 were approximately ($462,742) or ($0.006) per share compared to a net loss of approximately ($1,016,251) or ($0.019) during the three-month period ended June 30, 1999. The weighted average number of diluted shares outstanding were 79,846,154 for the three-month period ended June 30, 2000 compared to 52,302,549 for the three-month period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of the six-month period ended June 30, 2000, the Company's total assets were $34,382. This increase from fiscal year ended December 31, 1999 was due primarily to an increase in cash and cash equivalents. As of the six-month period ended June 30, 2000, the Company's total liabilities were $1,605,402. This decrease from fiscal year ended December 31, 1999 was due primarily to (i) settlement of advances and accrued interest due and owing by the Company in the amount of $488,478 by issuance of 16,282,600 shares of the Company's restricted Common Stock, and (ii) settlement of advances and accrued interest due and owing by the Company's wholly-owned subsidiary, International Gold Corporation, in the amount of $121,899 by issuance of 4,062,300 shares of the Company's restricted Common Stock. See "Part II. Item 2. Changes in Securities and Use of Proceeds".

     Stockholders' Equity (deficit) decreased from ($1,858,278) for the three-month period ended March 31, 2000 to ($1,571,020) for the six-month period ended June 30, 2000. Stockholders' Equity (deficit) decreased from ($2,248,539) for fiscal year ended December 31, 1999 to $(1,571,020) for the six-month period ended June 30, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 27, 1999, Geneva and INGC, on behalf of the Company, initiated legal proceedings against AuRIC and Dames & Moore by filing its complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah.

     INGC and AuRIC entered into an Agreement for Services whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the Blackhawk Property (the "Proprietary Technology"). Dames & Moore verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability. The Company subsequently entered into multiple work orders with Dames & Moore relating to a variety of services. Gevena and AuRIC entered into a License Agreement whereby AuRIC agreed to (i) supply the Proprietary Technology to Geneva, (ii) grant to Geneva a license to use the Proprietary Technology on claims located adjacent to the Blackhawk Property and the right to sub-license the Proprietary Technology to the Company for use on the Blackhawk Property. The Company and Geneva simultaneously entered into the Sub-License Agreement whereby the Company acquired from Geneva a sub-license to utilize AuRIC's Proprietary Technology and related precious metals recovery processes on the Blackhawk Property.

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

     On June 21, 2000, Geneva and INGC, on behalf of the Company, filed a second amended complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah. The second amended complaint increased detail regarding the alleged breaches of contract and increased causes of action against other parties involved by adding two new defendants, MBM Consulting, Inc. and Dr. Michael B. Merhtens, who provided consulting services to INGC. The second amended complaint also added certain claims of other entities involved through Geneva against the defendants. The Proprietary Technology forms the basis of claims made by Geneva and INGC, on behalf of the Company, in the complaints as filed with the District Court. Geneva and INGC, on behalf of the Company, allege that the Proprietary Technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit.

     Geneva and INGC subsequently obtained an order from the District Court granting its Motion to Compel. The Order requires that AuRIC and Dames & Moore produce the Proprietary Technology for Geneva's and INGC's restricted use by its legal counsel and industry experts. Geneva and INGC, on behalf of the Company, intend to obtain an expert opinion as to the validity or ineffectiveness of the Proprietary Technology.

     As of the date of this Quarterly Report, various depositions have been taken by various parties to the lawsuit, with more expected in the scheduling process. Discovery and document production have been conducted by both sides to the dispute, but not completed. Geneva and INGC, on behalf of the Company, continue to pursue all such legal actions and review further legal remedies against AuRIC and Dames & Moore. Management believes that the legal proceedings will prove that the Proprietary Technology is invalid.

     If the Proprietary Technology is proven to be invalid and not transferable, and INGC/Geneva are not successful in the outcome of the litigation and damages are not awarded, the Company may not be able to recover its potential losses and expenses incurred due to the breach of the Sub-License Agreement by Geneva. However, if the Proprietary Technology is proven to be invalid and not transferable, and INGC/Geneva are successful in the outcome of the litigation, INGC/Geneva may then receive damages from AuRIC, Dames & Moore, and other parties to the lawsuit. Geneva's damages result primarily from its inability to transfer the Proprietary Technology to the Company in accordance with the provisions of the Sub-License Agreement.

     The Company and Geneva entered into an assignment agreement dated May 9, 2000 (the "Assignment Agreement") that transferred and conveyed to Geneva the potential claims and causes of action that the Company may have under the Sub-License Agreement with Geneva. If damages are recovered in the lawsuit initiated by Geneva and INGC, on behalf of the Company, the Company will receive a pro rata share of such damages relating to its claims and causes of action in relation to all other claims and causes of action for which damages are recovered. Thus, Geneva will receive any such pro rata share of the damages recovered pursuant to the terms and provisions of the Assignment Agreement. Management believes that the Company will, under these circumstances, be entitled to receive a pro-rata portion of the awarded damages for potential losses incurred due to the breach of the Sub-License Agreement by Geneva.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     o On March 30, 2000, the Company entered into separate settlement agreements with certain creditors whereby the Company agreed to issue an aggregate 20,345,900 shares of its restricted Common Stock at the rate of $0.03 per share to settle an aggregate debt of $610,377.52. Under the terms of the respective settlement agreements, the creditors each agreed to accept their proportionate issuance of shares of Common Stock as payment for the respective debt owed to such creditor. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The creditors each represented to the Company that they acquired the shares for their own respective account, and not with a view to distribution, and that the Company made available all material information concerning the Company.

     o As of March 31, 2000, 1,000,000 Series A Warrants were converted into 1,000,000 shares of the Company's restricted Common Stock at the conversion price of $0.25 per share for an aggregate consideration of $250,000. As of March 31, 2000, the holders of Series A Preferred shares converted an aggregate of 3,700,000 Series A Preferred shares into 3,700,000 shares of the Company's Common Stock, and an additional 902,1000 shares of Common Stock were issued by the Company as a dividend pursuant to such conversion. The Company issued the shares of Common Stock pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 promulgated thereunder. The investors had previously executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter is involved in the transactions, and no commissions or other remuneration will be paid in connection with the issuance of the securities.

     o On May 1, 2000, the Company issued a warrant to a Series A Preferred shareholder who did not timely convert its Series A Warrants in exchange for the settlement and discharge of the redemption liability of $30,000 owed by the Company to the Series A Preferred shareholder. On May 1, 2000, the Series A Preferred shareholder converted such warrant into, and the Company issued, 3,000,000 shares of the Company's restricted Common Stock at the conversion price of $0.25 per share for an aggregate consideration of $750,000. The Company issued the warrant and the shares of Common Stock pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 promulgated thereunder. No underwriter was involved in the transaction, and no commissions or other remuneration will be paid in connection with the issuance of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits required.
     (b) Form 8-K was filed on August 11, 2000 regarding a change in the Company's independent principal auditors.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INTERGOLD CORPORATION

Dated: August 14, 2000                       By: /s/ Gary Powers
                                             ---------------------------
                                             Gary Powers, President



Dated: August 14, 2000                       By: /s/ Grant Atkins
                                             ----------------------------
                                             Grant Atkins, Secretary