Form 10KSB40/A
period 1999-12-31
INTERGOLD CORP
filed 2000-08-17
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB



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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:


Class                                    Outstanding as of August 14, 2000

Common Stock, $.00025 par value          81,000,000





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


     INGC and AuRIC entered into the Agreement for Services whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the Blackhawk Property (the "Proprietary Technology"). Dames & Moore verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability, and metallurgical recovery procedures. IGCO subsequently entered into multiple work orders with Dames & Moore relating to a variety of services. Gevena and AuRIC entered into the License Agreement whereby AuRIC agreed to (i) supply the Proprietary Technology to Geneva, (ii) grant to Geneva a license to use such technology on its claims located adjacent to the Blackhawk Property and the right to sub-license the Proprietary Technology to IGCO for use on the Blackhawk Property. IGCO and Geneva simultaneously entered into the Sub-License Agreement whereby IGCO and INGC acquired from Geneva a sub-license to utilize AuRIC's Proprietary Technology, assay technology and related precious metals recovery processes on the Blackhawk Property.

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


     On June 21, 2000, Geneva and INGC, on behalf of IGCO, filed a second amended complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah. The second amended complaint increased detail regarding the alleged breaches of contract and increased causes of action against other parties involved by adding two new defendants, MBM Consulting, Inc. and Dr. Michael B. Merhtens, who provided consulting services to INGC. The amendment also added certain claims of other entities involved through Geneva against the defendants. The Proprietary Technology forms the basis of claims made by Geneva and INGC, on behalf of IGCO, in the complaints as filed with the District Court. Geneva and INGC, on behalf of IGCO, allege that the Proprietary Technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit.

     Geneva and INGC, on behalf of IGCO, have subsequently obtained an order from the District Court granting its Motion to Compel. The Order requires that AuRIC and Dames & Moore produce the Proprietary Technology for Geneva's and INGC's restricted use by its legal counsel and industry experts. Geneva and INGC, on behalf of IGCO, intend to obtain an expert opinion as to the validity or ineffectiveness of the Proprietary Technology.

     As of the date of this Annual Report, various depositions have been taken by various parties to the lawsuit, with more expected in the scheduling process. Discovery and document production have been conducted by both sides to the dispute, but not completed. Geneva and INGC, on behalf of IGCO, continue to pursue all such legal actions and review further legal remedies against AuRIC and Dames & Moore. Management deems the Proprietary Technology crucial with respect to successful exploration of the Blackhawk Property. Management has, therefore, suspended exploration of the Blackhawk Property indefinitely until resolution of the legal proceedings. Management believes that the legal proceedings will prove that the Proprietary Technology is invalid.

     If the Proprietary Technology is proven to be invalid and not transferable, and INGC/Geneva are not successful in the outcome of the litigation and damages are not awarded, the Company may not be able to recover its potential losses and expenses incurred due to the breach of the Sub-License Agreement by Geneva. However, if the Proprietary Technology is proven to be invalid and not transferable, and INGC/Geneva are successful in the outcome of the litigation, INGC/Geneva may then receive damages from AuRIC and Dames & Moore. Geneva's damages result primarily from its inability to transfer the proprietary technology to the Company in accordance with the provisions of the Sub-License Agreement. Management believes that the Company will, under these circumstances, be entitled to receive a pro-rata portion of the awarded damages for potential losses incurred due to the breach of the Sub-License Agreement by Geneva.

     The Company and Geneva have entered into an assignment agreement dated May 9, 2000 (the "Assignment Agreement") that transferred and conveyed to Geneva the potential claims and causes of action that the Company may have under the Sub-License Agreement with Geneva. If damages are recovered in the lawsuit initiated by Geneva and INGC, on behalf of the Company, the Company will receive a pro rata share of such damages relating to its claims and causes of action in relation to all other claims and causes of action for which damages are recovered. Thus, Geneva will receive any such pro rata share of the damages recovered pursuant to the terms and provisions of the Geneva Assignment Agreement.


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

For Fiscal Year Ended December 31, 1999 compared with Fiscal Year Ended December 31, 1998

General

     As of the date of this Annual Report, there has been no income realized from the business operations of IGCO. IGCO's primary source of financing during the year has been from proceeds received by IGCO from issuance of Series B Preferred shares, cash advances provided to IGCO as debt and the conversion of

Series A Warrants into shares of IGCO's common stock at the redemption price of $0.25 per Series A Warrant. Pursuant to a letter from IGCO which provided notice to the holders of Series A Preferred shares that IGCO intended to redeem in whole the outstanding Series A Preferred warrants, as of December 31, 1999, 1,000,000 Series A warrants have been converted into 1,000,000 shares of IGCO's restricted common stock for an aggregate consideration of $250,000.00. As of December 31, 1999, 9,000,000 Series A Warrants remained outstanding which IGCO will redeem at $0.01 per Series A warrant and has booked as a redemption liability of 490,000. See "- Liquidity and Capital Resources".

     Each Series A Preferred share is also convertible into one share of common stock of IGCO and all then accrued and unpaid dividends are convertible into common stock at the conversion price of $0.25 per share. During December 1999, the holders of Series A Preferred shares converted an aggregate of 2,700,000 Series A Preferred shares into 2,700,000 shares of IGCO's common stock, and an additional 576,000 shares of Common Stock were issued by the Company as a divident pursuant to such conversion.


Results of Operation


     IGCO's net losses for fiscal year ended December 31, 1999 were approximately $5,803,534 compared to a net loss of approximately $1,811,255 for fiscal year ended 1998. During fiscal year ended December 31, 1999 and December 31, 1998, the Company recorded no income.


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

     As discussed above, the increase in net loss during fiscal year ended December 31, 1999 as compared to fiscal year ended December 31, 1998 is attributable primarily to the substantial increase in property exploration expenses resulting from the increased scale and scope of exploration, research and development and metallurgical services performed on the Blackhawk Property. The Company's net earnings (losses) during fiscal year ended December 31, 1999 were approximately ($5,803,534) or ($0.112) per share compared to a net loss of approximately ($1,811,255) or ($0.038) per share during fiscal year ended December 31, 1998. The weighted average number of diluted shares outstanding were 51,830,453 for fiscal year ended December 31, 1999 compared to 47,943,216 for fiscal year ended December 31, 1998.

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
                                                                             ===========            ===========


                                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                                   $   367,691            $   118,621
  Advances payable                                                             1,025,030                182,039
  Directors fees payable                                                          45,500                 21,500
  Notes payable                                                                  551,890                 51,890
  Accrued Series A warrant redemption payable                                     90,000                   --
  Accrued interest payable                                                       198,451                135,722
                                                                             -----------            -----------

      Total Liabilities                                                        2,278,562                509,772
                                                                             -----------            -----------

STOCKHOLDERS' EQUITY (Deficit)
  Preferred  stock,  $.001 par value;  authorized
    at December 31, 1999 and 1998
    75,000,000 shares; issued and outstanding
    at December 31, 1999 and 1998
    Series A- 7,300,000 shares and 10,000,000 shares respectively                  7,300                 10,000
    Series B - 2,510,000 shares and 0 shares respectively                          2,510                   --
    Upon Liquidation, Series A shares have a $.25 per
    share preference over other preferred or common stock,
    Series B shares have a $.50 preference
    over other non-Series A preferred  or common stock
  Common stock $.00025 par value; authorized at
     December 31, 1999  and 1998
     125,000,000 shares; issued and outstanding at
     December 31, 1999 and 1998,  56,328,000 shares
     and 48,022,000 respectively                                                  14,081                 12,006
  Paid - in capital                                                            7,271,877              3,483,762
  Accumulated unrealized gain/loss on investments                               (150,000)               (95,000)
  Accumulated deficit through development stage                               (9,394,307)            (3,590,773)
                                                                             -----------            -----------

      Total Stockholders' Equity (Deficit)                                    (2,248,539)              (180,005)
                                                                             -----------            -----------

      Total Liabilities and Stockholders' Equity (Deficit)                   $    30,023            $   329,767
                                                                             ===========            ===========


                 See accompanying summary of accounting policies and notes to financial statements.


                                                       INTERGOLD CORPORATION
                                                  (An Exploration Stage Company)
                                                     Statements of Operations
                                                                                                                 Inception
                                                                                                                  (July 26,
                                                        For the 3 Months             For the 12 Months             1996) to
                                                         Ended Dec. 31,                 Ended Dec. 31,           December 31,
                                                     1999           1998            1999              1998           1999
                                                 ------------    ------------    ------------    ------------    ------------
REVENUES
  Other income                                   $       --      $          1    $       --      $          1    $      1,699
                                                 ------------    ------------    ------------    ------------    ------------

      Total Revenues                                     --                 1            --                 1           1,699
                                                 ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES
PROPERTY EXPLORATION EXPENSES
  Assay and lab                                       (15,391)         15,280         (15,391)        320,159         375,603
  Geological consultants                                8,775         104,471          88,719         232,450         743,622
  Independent project consulting                      121,684            --           392,310            --           392,310
  Consultants - survey and mapping                        523         (70,198)         21,582            --            21,582
  Drilling and drill core management                  (10,427)         62,384          30,455         213,243         243,698
  Metallurgical                                        29,700         119,240         680,802         119,240         925,639
  Research and development                               --              --         2,860,000            --         2,860,000
  Claims maintenance and state fees                      --             1,106          66,932         107,776         181,193
  Staking                                              (8,757)         52,418           3,080          75,588         163,159
  Wages and salaries                                     --            56,920            --            56,920          65,140
  Miscellaneous                                           360          29,011             419          29,148          29,508
  Depreciation                                            148             154             592             154             746
  Travel                                                 --              --              --              --             4,686
                                                 ------------    ------------    ------------    ------------    ------------

      Total Property Exploration Expenses             126,615         370,786       4,129,500       1,154,678       6,006,886
                                                 ------------    ------------    ------------    ------------    ------------
ADMINISTRATIVE EXPENSES
  Overhead and Administration                         288,050         150,000       1,186,955         510,000       2,277,955
  Reports/information/subscripitions/promotion          6,021          61,346          29,426          90,241         139,778
  Legal and accounting                                 61,935         (14,626)        130,511            (966)        375,803
  Consultants                                          28,000          50,000         109,500          52,000         171,500
  Travel                                              (17,086)         25,730          55,945          47,942         132,690
  Directors Fees                                        6,000           4,500          24,000          19,500          53,500
  Advertising                                            --           (14,000)          7,368            --             7,368
  Auto                                                  3,237           9,552          16,147          13,027          36,328
  Courier and postage                                   1,041           1,742           7,698           5,149          21,367
  Internet design and access                            7,861           1,346          10,531           4,406          18,928
  Insurance                                              --            (2,194)             80            --                80
  Office rent                                             224           1,905           1,468           2,767          14,806
  Office supplies                                       4,978             106          22,818           2,578          27,035
  Transfer agent                                          910           1,203           1,605           2,146           4,121
  Bank charges                                             90             903             890           1,598           3,164
  Security                                               --              --              --               867             867
  Telephone and fax                                     5,619             862           6,026             862           9,532
  Share issue transactions                               --              --              --              --            10,500
  Miscellaneous                                        15,531         (11,104)            332            --             8,967
  Wages and salaries                                     --              --              --              --            11,944
  Utilities                                              --              --              --              --            34,431
                                                 ------------    ------------    ------------    ------------    ------------
       Total Administrative Expenses                  412,411         267,271       1,611,300         752,117       3,360,664
                                                 ------------    ------------    ------------    ------------    ------------

       Total Operating Expenses                       539,026         638,057       5,740,800       1,906,795       9,367,550
                                                 ------------    ------------    ------------    ------------    ------------

Operating Income (Loss)                              (539,026)       (638,056)     (5,740,800)     (1,906,794)     (9,365,851)

OTHER INCOME (EXPENSE)
  Sale of future profit sharing interest                 --           170,000            --           170,000         170,000
  Interest expense                                    (36,349)        (14,797)        (62,734)        (74,461)       (198,456)
                                                 ------------    ------------    ------------    ------------    ------------

Net (Loss)                                       $   (575,375)   $   (482,853)   $ (5,803,534)   $ (1,811,255)   $ (9,394,307)
                                                 ============    ============    ============    ============    ============

Income (Loss) per Share                          $     (0.011)   $     (0.010)   $     (0.112)   $     (0.038)   $     (0.262)
                                                 ============    ============    ============    ============    ============

Weighted Average Number of
 Common Shares Outstanding                         53,653,252      47,943,859      51,830,453      47,943,216      35,924,613
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



                                                    INTERGOLD CORPORATION
                                                (An Exploration Stage Company)
                                                   Statements of Cash Flows
                                      Increase (Decrease) in Cash and Cash Equivalents


                                                                                                                        Inception
                                                                                                                        (July 26,
                                                                  For the 3 Months             For the 12 Months         1996) to
                                                                  Ended Dec. 31,                 Ended Dec. 31,         December 31,
                                                                1999           1998            1999          1998           1999
                                                            ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $  (575,375)   $  (482,853)   $(5,803,534)   $(1,811,255)   $(9,394,307)
  Adjustments to reconcile net (loss) to cash
    Depreciation and Amortization                                   148            154            592            154            746
    Changes in Assets and Liabilities
        Prepaid expenses                                         (5,000)          --           (5,000)          --           (5,000)
        Accounts payable                                        132,566        (53,698)       249,071        (53,699)       367,691
        Accrued interest payable                                 36,344         14,797         62,729         74,461        198,451
        Director fees payable                                     6,000           (500)        24,000         14,500         45,500
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Used
        for Operating Activities                               (405,317)      (522,100)    (5,472,142)    (1,775,839)    (8,786,919)
                                                            -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Organization costs                                               --             --            1,771           --             --
  Acquisition of available-for-sale investments                    --         (170,000)          --         (170,000)      (170,000)
   Equipment purchases                                             --           39,965           --           (4,300)        (4,300)
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Used
        for Investing Activities                                   --         (130,035)         1,771       (174,300)      (174,300)
                                                            -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                              819             20          2,075             20         14,081
  Sale of preferred stock Series A                               (2,700)         6,200         (2,700)        10,000          7,300
  Sale of preferred stock Series B                                 --             --            2,510           --            2,510
  Additional paid-in capital                                      1,882      1,583,280      3,878,115      2,529,480      7,361,877
  Advances - net of payments                                    373,088       (926,834)       842,990       (524,928)     1,025,030
  Note payable advances                                            --             --          500,000         50,000        551,890
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Provided
        by Financing Activities                                 373,089        662,666      5,222,990      2,064,572      8,962,688
                                                            -----------    -----------    -----------    -----------    -----------

Net increase in cash                                            (32,228)        10,531       (247,381)       114,433          1,469

Cash and cash equivalents -  Beginning of period                 33,697        238,319        248,850        134,417           --
                                                            -----------    -----------    -----------    -----------    -----------

Cash and cash equivalents - End of period                   $     1,469    $   248,850    $     1,469    $   248,850    $     1,469
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

                                                         4





                                                         INTERGOLD CORPORATION
                                                     (An Exploration Stage Company)
                                               Statements of Stockholders' Equity (Deficit)


                                                                                           Deficit         Accumulated
                                                                                          Accumulated       Unrealized
                                  Common Stock         Preferred Stock                       During        Gain/(Loss)
                                -----------------      ----------------     Paid - in     Development          On
                                Shares     Amount      Shares    Amount      Capital         Stage         Investments      Total
                                ------     ------      ------    ------      -------         -----         -----------      -----

Balance, July 26, 1996             --    $   --           --    $  --      $      --      $      --      $      --      $      --

Issuance of common stock
 for cash ($.001
 per share)                   3,013,000     3,013         --       --            9,117           --             --           12,130

Less offering costs                --        --           --       --           (4,473)          --             --           (4,473)

Net income, July 26, 1996
 (inception) to
 December 31, 1996                 --        --           --       --             --              215           --              215
                             ----------  --------  -----------  -------    -----------    -----------    -----------    -----------

Balance, December 31, 1996    3,013,000     3,013         --       --            4,644            215           --            7,872

Redemption of shares
 of stock for note payable   (1,889,750)   (1,890)        --       --             --             --             --           (1,890)

Exchange of stock per SEC
 Rule 15C2-11 exchanged
 ($.001 per share)           (1,123,250)   (1,123)        --       --             --             --             --           (1,123)
 exchanged ($.00025
 per share)                  46,493,000    11,623         --       --             --             --             --           11,623

Issuance of common stock
 for cash ($.00025
 per share)                   1,000,000       250         --       --          499,750           --             --          500,000

Issuance of common stock
 for cash ($.00025
 per share)                     450,000       113         --       --          449,888           --             --          450,001

Net loss, Year ended
 December 31, 1997                 --        --           --       --             --       (1,779,733)          --       (1,779,733)
                             ----------  --------  -----------  -------    -----------    -----------    -----------    -----------

Balance, December 31,
 1997                        47,943,000    11,986         --       --          954,282     (1,779,518)          --         (813,250)

Issuance of preferred
 stock for cash ($.001
 per share)
 - August 1998                     --        --      1,100,000    1,100        273,900           --             --          275,000

Issuance of preferred
 stockfor cash ($.001
 per share)
 - September 1998                  --        --      2,700,000    2,700        672,300           --             --          675,000

Issuance of preferred
 stock for cash ($.001
 per share)
 - November 1998                   --        --      4,000,000    4,000        996,000           --             --        1,000,000

Issuance of preferred
 stock for cash ($.001
 per share)
 - December 1998                   --        --      1,200,000    1,200        298,800           --             --          300,000



                                                          INTERGOLD CORPORATION
                                                       (An Exploration Stage Company)
                                            Statements of Stockholders' Equity (Deficit)(Continued)

                                                                                            Deficit        Accumulated
                                                                                          Accumulated       Unrealized
                                  Common Stock         Preferred Stock                       During        Gain/(Loss)
                                -----------------      ----------------     Paid - in     Development          On
                                Shares     Amount      Shares    Amount      Capital         Stage         Investments      Total
                                ------     ------      ------    ------      -------         -----         -----------      -----

Issuance of preferred
 stock in settlement of
 covertible debenture              --        --      1,000,000    1,000        249,000           --             --          250,000
 ($.001 per share)

Issuance of common stock
 in settlement of vendor
 payable ($.00025 per
 $.50 per share)                 79,000        20         --       --           39,480           --             --           39,500

Accumulated unrealized
 gain/(loss) on
 investments                    (95,000)  (95,000)

Net Loss, Year Ended
 December 31, 1998                 --        --           --       --             --       (1,811,255)    (1,811,255)
                             ----------  --------  -----------  -------    -----------    -----------    -----------    -----------

Balance, December 31, 1998   48,022,000    12,006   10,000,000   10,000      3,483,762     (3,590,773)       (95,000)      (180,005)

Issuance of common stock
 pursuant to technology sub
 license agreement
 ($.00025 par,
  $.58 per share)             4,000,000     1,000         --       --        2,359,000           --             --        2,360,000

Issuance of common stock
 is settlement of vendor
 payable ($.00025 par,
 $.50 per share)                 30,000         7         --       --           14,993           --             --           15,000

Issuance of common stock
 pursuant to Preferred
 Series A warrant
 redemption ($.00025 par,
 $.25 per share)              1,000,000       250         --       --          249,750           --             --          250,000

Issuance of common stock
 pursuant to Preferred
 Series A conversion
 ($.00025 par common
 $.001 par Preferred)         2,700,000       674   (2,700,000)  (2,700)         2,026           --             --             --

Issuance of common stock
 in settlement of Preferred
 Dividend on converted
 preferred stock ($.00025
 par $.25 per share             576,000       144         --       --          143,856           --             --          144,000

Issuance of Series B
 Preferred  Stock pursuant
 to private placement
 ($.001 par, $.50 per share)       --        --      2,510,000    2,510      1,252,490           --             --        1,255,000

Accumulated unrealized
 gain/(loss) on investments        --        --           --       --             --             --          (55,000)       (55,000)

20% Cumulative Preferred
 Dividends Paid on Converted
 Series A Preferred Stock          --        --           --       --         (144,000)          --             --         (144,000)

Preferred Series A  Warrant
 Redemption ($.01 per
 warrant)                          --        --           --       --          (90,000)          --             --          (90,000)

Net Loss, Year Ended
 December 31, 1999                 --        --           --       --             --       (5,803,534)          --       (5,803,534)
                             ----------  --------  -----------  -------    -----------    -----------    -----------    -----------
Balance, December 31, 1999   56,328,000  $ 14,081    9,810,000  $ 9,810    $ 7,271,877    $(9,394,307)   $  (150,000)   $(2,248,539)
                             ==========  ========  ===========  =======    ===========    ===========    ===========    ===========

                                The accompanying notes are an integral part of the financial statements.

                                                                5a

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

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers


     As of the date of this Annual Report, the directors and executive officers of IGCO are as follows:


Name                      Age                 Position with IGCO
----                      ---                 ------------------

Gary J. Powers             52                 President and Director

Grant Atkins               39                 Secretary, Treasurer and Director




     As of the date of this Annual Report, the directors and executive officers of IGCO's wholly-owned subsidiary, International Gold Corporation ("INGC") are as follows:

Name                       Age                Position with INGC
----                       ---                ------------------

Gary J. Powers             52                 President, Secretary/Treasurer and
                                              Director


     As of the date of this Annual Report, the directors and executive officers of Intergold Mining Corporation are as follows:


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

                                          INTERGOLD CORPORATION

Dated: August 14, 2000                     By: /s/  Gary Powers
                                              ----------------------------------
                                                   Gary Powers, President


Dated: August 14, 2000                     By: /s/  Grant Atkins
                                              ----------------------------------
                                                   Grant Atkins, Secretary