Form 10QSB/A
period 2000-03-31
INTERGOLD CORP
filed 2000-08-17
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB



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

                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                                  Balance Sheet

                                                                      March 31,
                                                                        2000
                                                                      ----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $    19,943
PROPERTY PLANT AND EQUIPMENT
  Equipment (net of accumulated depreciation)                             3,406
                                                                    -----------

      Total Assets                                                  $    23,349
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                          $   343,168
  Accounts payable - related parteis                                     39,962
  Advances payable                                                      603,747
  Directors fees payable                                                 51,500
  Notes payable                                                         551,890
  Accrued Series A warrant redemption payable                            90,000
  Accrued interest payable                                              201,360
                                                                    -----------

      Total Liabilities                                               1,881,627
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value;
    authorized at March 31, 2000
    75,000,000 shares; issued and
    outstanding at March 31, 2000
    Series A- 6,300,000 shares                                            6,300
    Series B - 2,510,000 shares                                           2,510
    Upon Liquidation, Series A shares
    have a $.25 per share preference
    over other preferred or common stock,
    Series B shares have a $.50 preference
    over other non-Series A preferred
    or common stock
  Common stock $.00025 par value;
     authorized at March 31, 2000
     125,000,000 shares; 78,000,000 shares
     issued and outstanding at March 31, 2000                            19,499
  Paid - in capital                                                   7,877,836
  Accumulated deficit through exploration stage                      (9,764,423)
                                                                    -----------

      Total Stockholders' Equity (Deficit)                           (1,858,278)
                                                                    -----------

      Total Liabilities and Stockholders' Equity (Deficit)          $    23,349
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


                                                  INTERGOLD CORPORATION
                                            (An Exploration Stage Company)
                                                Statements of Operations

                                                                                                                   Inception
                                                                                                                    (July 26,
                                                                                                                    1996) to
                                                                         For the 3 Months Ended Mar. 31,            March 31,
                                                                        ---------------------------------         ------------
                                                                            2000                 1999                 2000
                                                                        ------------         ------------         ------------

REVENUES
  Other income                                                          $       --           $       --           $      1,699
                                                                        ------------         ------------         ------------

OPERATING EXPENSES
PROPERTY EXPLORATION EXPENSES
      Total Property Exploration Expenses                                     15,239            3,130,507            6,022,125
                                                                        ------------         ------------         ------------

ADMINISTRATIVE EXPENSES
       Total Administrative Expenses                                         306,656              379,172            3,667,320
                                                                        ------------         ------------         ------------

       Total Operating Expenses                                              321,895            3,509,679            9,689,445
                                                                        ------------         ------------         ------------

Operating Income (Loss)                                                     (321,895)          (3,509,679)          (9,687,746)

OTHER INCOME (EXPENSE)
  Sale of future profit sharing interest                                        --                   --                170,000
  Realized loss on sale of available for sale investment                     (20,000)                --                (20,000)
  Interest expense                                                           (28,221)              (7,196)            (226,677)
                                                                        ------------         ------------         ------------

Net (Loss)                                                              $   (370,116)        $ (3,516,875)        $ (9,764,423)
                                                                        ============         ============         ============

Income (Loss) per Share                                                 $     (0.007)        $     (0.072)        $     (0.262)
                                                                        ============         ============         ============

Weighted Average Number of
 Common Shares Outstanding                                                50,916,934           48,627,778           37,332,084
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




                                                 INTERGOLD CORPORATION
                                            (An Exploration Stage Company)
                                               Statements of Cash Flows
                                    Increase (Decrease) in Cash and Cash Equivalents

                                                                                                            Inception
                                                                                                            (July 26,
                                                                  For the 3 Months Ended Mar. 31,           1996) to
                                                                 --------------------------------           March 31,
                                                                     2000                 1999                 2000
                                                                 -----------          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Cash Flows Used by Operating Activities                $  (295,309)         $(3,530,131)         $(9,127,539)
                                                                 -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Organization costs                                                    --                  1,771                 --
  Equipment purchases                                                   --                   --                 (4,300)
                                                                 -----------          -----------          -----------

      Net Cash Flows Used for Investing Activities                      --                  1,771               (4,300)
                                                                 -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                  --                  1,000               12,236
  Sale of preferred stock Series A                                      --                   --                  6,300
  Sale of preferred stock Series B                                      --                    750                2,510
  Additional paid-in capital                                            --              2,733,250            7,217,532
  Advances received                                                  333,783              293,500            4,565,760
  Advances repaid                                                    (20,000)            (232,004)          (3,204,446)
  Note payable advances                                                 --                500,000              551,890
                                                                 -----------          -----------          -----------

      Net Cash Flows Provided by Financing Activities                313,783            3,296,496            9,151,782
                                                                 -----------          -----------          -----------

Net increase in cash                                                  18,474             (231,864)              19,943

Cash and cash equivalents -  Beginning of period                       1,469              248,850                 --
                                                                 -----------          -----------          -----------

Cash and cash equivalents - End of period                        $    19,943          $    16,986          $    19,943
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

Item 2. Management's Discussion and Analysis or Plan of Operation

General


     As of the date of this Quarterly Report, there has been no income realized from the business operations of the Company. During fiscal year 1999, the Company's primary source of financing has been from proceeds received by the Company from issuance of Series B Preferred shares, cash advances provided to the Company as debt, and the conversion of Series A Warrants into shares of the Company's restricted Common Stock at the redemption price of $0.25 per Series A Warrant.

     Pursuant to a letter from the Company which provided notice to the holders of Series A Preferred Shares that the Company intended to redeem in whole the outstanding Series A Warrants, as of March 31, 2000, 1,000,000 Series A Warrants had been converted into 1,000,000 shares of the Company's restricted Common Stock for an aggregate consideration of $250,000,00.

     On May 1, 2000, the Company issued a warrant to a Series A Preferred shareholder who did not timely convert its Series A Warrants in exchange for the settlement and discharge of the redemption liability of $30,000 owed by the Company to the Series A Preferred shareholder. On May 1, 2000, the Series A Preferred shareholder converted such warrant into 3,000,000 shares of the Company's restricted Common Stock at the conversion price of $0.25 per share for an aggregate consideration of $750,000. As of the date of this Quarterly Report, an aggregate of 4,000,000 Series A Warrants have been converted into 4,000,000 shars of the Company's Common Stock for an aggregate consideration of $1,000,000. As of the date of this Quarterly Report, 6,000,000 Series A Warrants remain outstanding, which the Company will redeem at $0.01 per Series A Warrant and has booked as a redemption liability of $60,000. See " - Liquidity and Capital Resources."

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


Results of Operation

Quarter Ended March 31, 2000 compared to March 31, 1999


     For the three-month period ended March 31, 2000, the Company recorded a net loss of $370,116 compared to a net loss of $3,516,875 in the corresponding period of 1998. During the three-month period ended March 31, 2000 and March 31, 1999, the Company recorded no income.


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


     As discussed above, the decrease in net loss during the three-month period ended March 31, 2000 as compared to the three-month period ended March 31, 1999 is attributable primarily to the substantial decrease in property exploration expenses. The Company's net earnings (losses) during the three-month period ended March 31, 2000 were approximately ($370,116) or ($0.007) per share during the three-month period ended March 31, 1999. The weighted average number of diluted shares outstanding were 50,916,934 for the three-month period ended March 31, 2000 compared to 48,627,778 for the three-month period ended March 31, 1999.

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

Item 2. Changes in Securities and Use of Proceeds


    |X|  As of March 31, 2000, 1,000,000 Series A Warrants were converted into
          1,000,000 shares of the Company's restricted Common Stock at the conversion price of $0.25 per share for an aggregate consideration of $250,000. As of March 31, 2000, the holders of Series A Preferred shares converted an aggregate of 3,700,000 Series A Preferred shares into 3,700,000 shares of the Company's Common Stock, and an additional 902,1000 shares of Common Stock were issued by the Company as a dividend pursuant to such conversion. The Company issued the shares of Common Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D, Rule 506 promulgated thereunder. The investors had previously executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter is involved in the transactions, and no commissions or other remuneration will be paid in connection with the issuance of the securities.

     |X| On May 1, 2000, the Company issued a warrant to a Series A Preferred shareholder who did not timely convert its Series A Warrants in exchange for the settlement and discharge of the redemption liability of $30,000 owed by the Company to the Series A Preferred shareholder. On May 1, 2000, the Series A Preferred shareholder converted such warrant into, and the Company issued, 3,000,000 shares of the Company's restricted Common Stock at the conversion price of $0.25 per share for an aggregate consideration of $750,000. The Company issued the warrant and the shares of Common Stock pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 promulgated thereunder. No underwriter is involved in the transaction, and no commissions or other remuneration will be paid in connection with the issuance of the securities.


Item 3. Defaults Upon Senior Securities

     No report required.

Item 4. Submission of Matters to a Vote of Security Holders

     No report required.

Item 5. Other Information

     No report required.

Item 6. Exhibits and Reports on Form 8-K


     (a) No exhibits required.
     (b) A report of Form 8-K was filed with the Securities and Exchange Commission on august 11, 2000 regarding a change in the Company's principal independent auditors.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INTERGOLD CORPORATION

Dated: August 14, 2000                          By: /s/ Gary Powers
----------------------                          ----------------------
                                                Gary Powers, President


Dated: August 14, 2000                          By: /s/ Grant Atkins
----------------------                          -----------------------
                                                Grant Atkins, Secretary