Form 10QSB
period 2000-09-30
INTERGOLD CORP
filed 2000-11-02
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

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

     Yes  X   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                  Outstanding as of October 31, 2000

Common Stock, $.00025 par value        81,140,600

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

                               September 30, 2000


                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----

Table of Contents                                                          1

Interim Consolidated Balance Sheet                                         2

Interim Consolidated Statements of Operations                              3

Interim Consolidated Statements of Cash Flows                              4

Notes to Interim Consolidated Financial Statements                       5 - 9


                                         INTERGOLD CORPORATION
                                    (An Exploration Stage Company)
                                  Interim Consolidated Balance Sheet
                                              (Unaudited)

                                                                                          September 30,
                                                                                              2000
                                                                                          ------------
                                                ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                               $        983
PROPERTY PLANT AND EQUIPMENT
  Equipment (net of accumulated depreciation)                                                    3,110
                                                                                          ------------

      Total Assets                                                                        $      4,093
                                                                                          ============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                                                $    344,175
  Advances payable (Note 3)                                                                    652,445
  Directors fees payable                                                                        47,500
  Notes payable                                                                                551,890
  Accrued Series A warrant redemption payable                                                   60,000
  Accrued interest payable                                                                     235,909
                                                                                          ------------

      Total Liabilities                                                                      1,891,919
                                                                                          ------------

STOCKHOLDERS' EQUITY (Note 4)
  Common stock $.00025 par value; authorized at September 30, 2000
     125,000,000 shares; 81,140,600 shares issued and outstanding at September 30, 2000         20,284
  Preferred stock, $.001 par value; authorized at September 30, 2000
    75,000,000 shares; issued and outstanding at September 30, 2000
    Series A - 6,200,000 shares                                                                  6,200
    Series B - 2,510,000 shares                                                                  2,510
    Upon Liquidation, Series A shares have a $.25 per share preference over other preferred or common stock, Series B shares have a $.50 preference over common stock
  Additional Paid - in capital                                                               8,892,826
  Accumulated deficit through exploration stage                                            (10,809,646)
                                                                                          ------------

      Total Stockholders' Equity (Deficit)                                                  (1,887,826)
                                                                                          ------------

      Total Liabilities and Stockholders' Equity                                          $      4,093
                                                                                          ============


                 See accompanying notes to interim consolidated financial statements.

                                                   2

                                                  INTERGOLD CORPORATION
                                             (An Exploration Stage Company)
                                      Interim Consolidated Statements of Operations
                                                       (Unaudited)


                                                                                                                 Inception
                                                                                                                 (July 26,
                                               For the 3 Months Ended Sep. 30, For the 9 Months Ended Sep. 30,    1996) to
                                               ------------------------------  ------------------------------   September 30,
                                                    2000            1999            2000            1999            2000
                                                ------------    ------------    ------------    ------------    ------------
                      REVENUE
  Other income                                  $       --      $       --      $       --      $       --      $      1,699
                                                ------------    ------------    ------------    ------------    ------------

                OPERATING EXPENSES
       Property Exploration Expenses                  25,434         279,368          62,787       4,002,885       6,069,673
                                                ------------    ------------    ------------    ------------    ------------

       General and Administrative Expenses           301,709         407,550       1,034,107       1,198,889       4,394,771
                                                ------------    ------------    ------------    ------------    ------------

       Total Operating Expenses                      327,143         686,918       1,096,894       5,201,774      10,464,444
                                                ------------    ------------    ------------    ------------    ------------

Operating Loss                                      (327,143)       (686,918)     (1,096,894)     (5,201,774)    (10,462,745)

OTHER INCOME (EXPENSE)
  Sale of profit sharing interest                       --              --              --              --           170,000
  Realized loss on sale of available for
    sale investment                                     --              --           (20,000)           --           (20,000)
  Interest expense                                   (19,663)         (8,115)        (62,770)        (26,385)       (261,226)
                                                ------------    ------------    ------------    ------------    ------------

Net Loss                                        $   (346,806)   $   (695,033)   $ (1,179,664)   $ (5,228,159)   $(10,573,971)
                                                ============    ============    ============    ============    ============


Loss per Share                                  $     (0.004)   $     (0.013)   $     (0.017)   $     (0.102)   $     (0.249)
                                                ============    ============    ============    ============    ============

Weighted Average Number of
 Common Shares Outstanding                        81,045,848      52,673,739      70,566,836      51,216,176      42,486,046
                                                ============    ============    ============    ============    ============







                          See accompanying notes to interim consolidated financial statements.

                                                            3

                                                       INTERGOLD CORPORATION
                                                  (An Exploration Stage Company)
                                           Interim Consolidated Statements of Cash Flows
                                                            (Unaudited)


                                                                                                                        Inception
                                                                                                                        (July 26,
                                                     For the 3 Months Ended Sep. 30,  For the 9 Months Ended Sep. 30,   1996) to
                                                     -------------------------------  -------------------------------  September 30,
                                                            2000           1999            2000            1999            2000
                                                       ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $   (346,806)   $   (695,033)   $ (1,179,664)   $ (5,228,159)   $(10,573,971)
  Adjustments to reconcile net (loss) to cash
    Depreciation and Amortization                               148             148             444             296           1,190
    Non-Cash Realized loss on sale of AFS investment           --              --            20,000            --            20,000
    Non-Cash R&D                                               --              --              --              --         2,360,000
    Organization costs                                         --              --              --             1,771            --
    Changes in Working Capital Assets and Liabilities
        Prepaid expenses                                       --              --             5,000            --              --
        Accounts payable                                     90,680          81,275         (23,517)         35,229         344,175
        Accrued interest payable                             19,662           8,114          62,769          18,271         261,220
        Director fees payable                                 4,500           6,000           2,000          12,000          47,500
                                                       ------------    ------------    ------------    ------------    ------------

      Net Cash Flows Used by Operating Activities          (231,816)       (599,496)     (1,112,968)     (5,160,592)     (7,539,886)
                                                       ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment purchases                                         --              --              --              --            (4,300)
                                                       ------------    ------------    ------------    ------------    ------------

      Net Cash Flows Used for Investing Activities             --              --              --              --            (4,300)
                                                       ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                         --               150             750           1,108          12,986
  Sale of preferred stock Series A                             --              --              --              --            10,000
  Sale of preferred stock Series B                             --              --              --             2,510           2,510
  Additional paid-in capital                                235,675         149,851         749,250       3,726,382       5,449,265
  Net advances received (repaid)                            201,675         476,005         362,482         715,439       1,270,408
  Convertible debenture                                        --              --              --              --           250,000
  Note payable advances                                        --              --              --           500,000         550,000
                                                       ------------    ------------    ------------    ------------    ------------

      Net Cash Flows Provided by Financing Activities       437,350         626,006       1,112,482       4,945,439       7,545,169
                                                       ------------    ------------    ------------    ------------    ------------

Net increase in cash                                        205,534          26,510            (486)       (215,153)            983

Cash and cash equivalents -  Beginning of period             31,124           7,187           1,469         248,850            --
                                                       ------------    ------------    ------------    ------------    ------------

Cash and cash equivalents - End of period              $    236,658    $     33,697    $        983    $     33,697    $        983
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

                                                                4

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               Notes to Interim Consolidated Financial Statements

                               September 30, 2000
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 1: NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

        To date, the Company has not generated significant revenues from operations and has a working capital deficit of $1,890,936 and a stockholders' deficit of $1,887,826 The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital and on the development of the Company's lode mining claims. Advances from certain significant shareholders will form the primary source of short term funding for the Company during the next twelve months.

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

        The accompanying unaudited interim financial statements have been prepared in accordance with the rules and disclosure requirements of Regulation S-B and Form 10-QSB. They do not necessarily include all information and footnotes required by generally accepted accounting principles applicable to the Company's annual audited financial statements. However, except as disclosed herein, there has been no material change in accounting principles used or the information disclosed in the notes to the financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation have been made. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               Notes to Interim Consolidated Financial Statements

                               September 30, 2000
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation
        ---------------------------

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, International Gold Corporation, incorporated in Nevada.


        Loss Per Share
        --------------

        As of September 30, 2000, there were 3,450,000 exercisable options, 8,710,000 shares of convertible preferred stock and 2,510,000 common stock warrants that can be converted into a total of 14,670,000 shares of common stock. As these options, convertible preferred stock and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

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


NOTE 3: ADVANCES PAYABLE

        Advances are comprised of the following:

        Sonanini Holdings Ltd.                                  $442,770
        Investor Communications International, Inc.              121,675
        Amerocan Marketing, Inc.                                  30,000
        Tristar Financial Services Ltd.                           58,000
                                                                --------
                                                                $652,445
                                                                ========


        The advances bear 10% simple interest and are due on demand. There is $205,358 of interest accrued on the advances as of September 30, 2000. Advances increased from $450,770 at June 30, 2000 to $652,445 at September 30, 2000 from further contribution.

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               Notes to Interim Consolidated Financial Statements

                               September 30, 2000
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 4: STOCKHOLDERS' EQUITY

        Common Stock
        ------------

        On February 16, 2000, the Company settled advances and associated accrued interest totalling $488,478 at $.03 per share, which represents a 35% discount on the trading value of the common stock as of February 16, 2000, for a total of 16,282,600 shares. The Company settled advances and associated accrued interest of the Company's wholly owned subsidiary, International Gold Corporation totalling $121,899 at $.03 per share, which represents a 35% discount on the value of the common stock as of February 16, 2000, for a total of 4,063,300 shares.

        On March 20, 2000, the Company shareholders converted 1,000,000 Series A preferred shares into 1,000,000 shares of the Company's common stock. On March 20, 2000, an additional 326,100 shares of the common stock were issued in settlement of declared cumulative dividends of $81,525 payable upon conversion of the 1,000,000 Series A preferred shares into 1,000,000 common shares.

        On May 5, 2000, 3,000,000 common shares were issued from the exercise of 3,000,000 Series A warrants for a total of $750,000.

        On August 31, 2000, a Company shareholder converted 100,000 Series A preferred shares into 100,000 shares of the Company's common stock. On August 31, 2000, an additional 40,600 shares of the common stock were issued in settlement of declared cumulative dividends of $10,125 payable upon conversion of the 100,000 Series A preferred shares into 100,000 common shares.

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

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               Notes to Interim Consolidated Financial Statements

                               September 30, 2000
                                  (Unaudited)
--------------------------------------------------------------------------------

        During the third quarter of 2000, 100,000 of the Series A Preferred shares were converted into the Company's common stock. The Company also issued an additional 40,600 common shares at $.25 per share representing the accumulated dividend of $10,150 on the 100,000 converted Series A Preferred Shares.

        If the Company's Series A Preferred shareholders elect to convert the remaining outstanding Series A Preferred stock, an additional 6,200,000 shares of common stock would be issued, plus accrued 20% cumulative undeclared dividends totalling $599,950 at September 30, 2000.

        Series B
        --------

        As of September 30, 2000, the Company has $370,850 of undeclared dividends on the Series B Preferred shares. If the Company's Series B Preferred shareholders elect to convert the remaining outstanding Series B Preferred stock, an additional 3,251,700 shares of common stock would be issued, which represents 2,510,000 shares for the remaining preferred stock and 741,700 shares for the undeclared dividends.


NOTE 5: EMPLOYEE STOCK OPTION PLAN

        Selected information regarding the Company's employee stock options as of September 30, 2000 are as follows:

                                                     September 30, 2000
                                                  -------------------------
                                                                  Weighted
                                                   Number          Average
                                                     of           Exercise
                                                   Options         Price
                                                  -------------------------

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


        As of September 30, 2000, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 16 years 187 days. There are 3,450,000 options that are exercisable with a weighted average exercise price of $.71 per share of common stock.

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               Notes to Interim Consolidated Financial Statements

                               September 30, 2000
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 6: LEGAL PROCEEDINGS

        International Gold Corporation, in conjunction with Geneva Resources, Inc., is continuing with legal claims against Dames & Moore and Auric Metallurgical Laboratories, LLC, and other individuals named. The Company has proceeded through initial deposition and document discovery stages. See Company press release dated July 20, 2000. The outcome of these legal proceedings is presently unknown.


NOTE 7: RELATED PARTY TRANSACTIONS

        During the nine month period ended September 30, 2000 net cash advances of $362,482 were received from related companies and/or individuals, interest of $48,894 was accrued on advances outstanding, an advance was partially settled in the amount of $150,000 by the disposal of an investment held by the Company, and 20,112,600 shares were issued to settle partial amounts of outstanding advances in the amount of $603,378 including interest of $25,311.

        During the nine month period ended September 30, 2000 a director of the Company was paid $30,000 for management fees.

        During the nine month period ended September 30, 2000 a total of $635,063 was paid to two private companies associated with certain directors for comprehensive management and administration services provided to the Company and its subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     To date, there has been no income realized from the business operations of the Company. During fiscal year ended December 31, 1999 and the nine-month period ended September 30, 2000, the Company's primary source of financing has been from cash advances provided to the Company and the conversion of Series A Warrants into shares of the Company's restricted Common Stock at the redemption price of $0.25 per Series A Warrant.

     Pursuant to a letter from the Company which provided notice to the holders of Series A Preferred Shares that the Company intended to redeem in whole the outstanding Series A Warrants. As of March 31, 2000, 1,000,000 Series A Warrants had been converted into 1,000,000 shares of the Company's restricted Common Stock for an aggregate consideration of $250,000.00. Subsequently, on May 1, 2000, the Company issued a warrant to a Series A Preferred shareholder who did not timely convert its Series A Warrants in exchange for the settlement and discharge of the redemption liability of $30,000 owed by the Company to the Series A Preferred shareholder. On May 1, 2000, the Series A Preferred shareholder converted such warrant into 3,000,000 shares of the Company's restricted Common Stock at the conversion price of $0.25 per share for an aggregate consideration of $750,000. Therefore, as of September 30, 2000, an aggregate of 4,000,000 Series A Warrants had been converted into 4,000,000 shares of the Company's restricted Common Stock for an aggregate consideration of $1,000,000. As of September 30, 2000, 6,000,000 Series A Warrants remained outstanding, which the Company will redeem at $0.01 per Series A Warrant and has booked as a redemption liability for $60,000.

     Each Series A Preferred share is also convertible into one share of Common Stock of the Company and all then accrued and unpaid dividends are convertible into Common Stock at the conversion price of $0.25 per share. As of March 31, 2000, the holders of Series A Preferred shares had converted an aggregate of 3,700,000 Series A Preferred shares into 3,700,000 shares of the Company's Common Stock, and an additional 902,100 shares of Common Stock were issued by the Company as a dividend pursuant to such conversion. As of June 30, 2000, no other Series A Preferred shareholder had converted any Series A Preferred shares into shares of the Company's Common Stock, thus no additional shares of Common Stock were issued as a dividend. As of September 30, 2000, the holder of Series A Preferred shares had converted an aggregate of 100,000 Series A Preferred shares into 100,000 shares of the Company's Common Stock, and an additional 40,600 shares of Common Stock were issued by the Company as a dividend pursuant to such conversion. As of September 30, 2000, 6,200,000 shares of Series A Preferred Stock remained outstanding and, if converted, an additional 6,200,000 shares of Common Stock would be issued plus accrued 20% cumulative undeclared dividends on the Series A Preferred Stock totaling $599,950.

     As of September 30, 2000, 2,510,000 shares of Series B Preferred Stock remained outstanding and, if converted, an additional 2,510,000 shares of Common Stock would be issued plus accrued 20% cumulative undeclared dividends on the Series B Preferred Stock totaling $370,850.

RESULTS OF OPERATION

Nine-Month Period Ended September 30, 2000 Compared to Nine-Month Period Ended September 30, 1999

     For the nine-month period ended September 30, 2000, the Company recorded a net loss of $1,179,666 compared to a net loss of $5,228,159 in the corresponding period of 1999. During the nine-month period ended September 30, 2000 and September 30, 1999, the Company recorded no income.

     During the nine-month period ended September 30, 2000, the Company recorded operating expenses of $1,096,894 compared to $5,201,774 of operating expenses recorded in the same period for 1999. Property exploration expenses decreased by approximately $3,940,098 during the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999. This decrease in property exploration expenses resulted from suspension of any further exploration of the Blackhawk Property and the cessation of work orders for research, development and metallurgical services compared to the significant property exploration expenses incurred in the same period for 1999 relating to amounts paid by the Company for research, development and metallurgical services performed associated with contractual agreements between the Company and AuRIC Metallurgical Laboratories LLC ("AuRIC") and Geneva Resources, Inc. ("Geneva"), respectively.

     Administrative expenses decreased approximately $164,782 during the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999. This decrease in administrative expenses was due primarily to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to exploration and administration of the Blackhawk Property. Interest expense, however, increased by $36,385 during the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999 due primarily to an increase in advances from further contributions to the Company.

     As discussed above, the decrease in net loss during the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999 is attributable primarily to the substantial decrease in property exploration expenses. The Company's net earnings (losses) during the nine-month period ended September 30, 2000 were approximately ($1,179,664) or ($0.017) per share compared to a net loss of approximately ($5,228,159) or ($0.102) per share during the nine-month period ended September 30, 1999. The weighted average number of shares outstanding were 70,566,836 for the nine-month period ended September 30, 2000 compared to 51,216,176 for the nine-month period ended September 30, 1999.

Three-Month Period Ended September 30, 2000 Compared to Three-Month Period Ended September 30, 1999

     For the three-month period ended September 30, 2000, the Company recorded a net loss of $346,806 compared to a net loss of $695,033 in the corresponding period of 1999. During the three-month period ended September 30, 2000 and September 30, 1999, the Company recorded no income.

     During the three-month period ended September 30, 2000, the Company recorded operating expenses of $327,143 compared to $686,918 of operating expenses recorded in the same period for 1999. Property exploration expenses decreased by approximately $253,952 during the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999. Administrative expenses decreased by approximately $105,841 during the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999. This decrease in administrative expenses was due primarily to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to exploration and administration of the Blackhawk Property. Interest expense, however, increased by $11,548 during the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999 due primarily to an increase in advances from further contributions to the Company.

     As discussed above, the decrease in net loss during the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999 is attributable primarily to the substantial decrease in property exploration expenses. The Company's net earnings (losses) during the three-month period ended September 30, 2000 were approximately ($346,806) or ($0.004) per share compared to a net loss of approximately ($695,033) or ($0.013) during the three-month period ended September 30, 1999. The weighted average number of shares outstanding were 81,045,848 for the three-month period ended September 30, 2000 compared to 52,673,739 for the three-month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of the nine-month period ended September 30, 2000, the Company's total assets were $4,093. This decrease from total assets of $30,023 for fiscal year ended December 31, 1999 was due primarily to a decrease in cash and cash equivalents and prepaid expenses. As of the nine-month period ended September 30, 2000, the Company's total liabilities were $1,891,919. This decrease from total liabilities of $2,278,562 for fiscal year ended December 31, 1999 was due primarily to (i) settlement of advances and accrued interest due and owing by the Company in the amount of $488,478 by issuance of 16,282,600 shares of the Company's restricted Common Stock, and (ii) settlement of advances and accrued interest due and owing by the Company's wholly-owned subsidiary, International Gold Corporation, in the amount of $121,899 by issuance of 4,062,300 shares of the Company's restricted Common Stock.

     Stockholders' Equity (deficit) increased from ($1,571,020) for the six-month period ended June 30, 2000 to ($1,887,826) for the nine-month period ended September 30, 2000. Stockholders' Equity (deficit) decreased from ($2,248,539) for fiscal year ended December 31, 1999 to $(1,887,826) for the nine-month period ended September 30, 2000.

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

     On September 27, 1999, Geneva and INGC, on behalf of the Company, initiated legal proceedings against AuRIC for: (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the Proprietary Technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the Proprietary Technology and procedures to the Company, Geneva and Dames & Moore; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance, (v) non-disclosure injunction; (vi) failure by AuRIC to repay advances, and (vii) quantum meruit/unjust enrichment. INGC, on behalf of the Company, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action. Dames & Moore is currently a division of URS Corporation pursuant to a merger.

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

     Geneva and INGC subsequently obtained an order from the District Court granting its Motion to Compel. The Order requires that AuRIC and Dames & Moore produce the Proprietary Technology that was allegedly developed by AuRIC and confirmed by multiple engineering reports by Dames & Moore for Geneva's and INGC's restricted use by its legal counsel and industry experts. Geneva and INGC, on behalf of the Company, have obtained an expert opinion as to the ineffectiveness of the Proprietary Technology.

     As of the date of this Quarterly Report, various depositions have been taken by various parties to the lawsuit. Discovery and document production have been conducted by both sides to the dispute. Geneva and INGC, on behalf of the Company, continue to pursue all such legal actions and review further legal remedies against AuRIC and Dames & Moore. Management believes that the legal proceedings will prove that the Proprietary Technology is invalid.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     o During the quarter ended September 30, 2000, 100,000 Series A Preferred shares were converted into 100,000 shares of the Company's Common Stock and an additional 40,600 shares of the Company's Common Stock were issued as a dividend pursuant to such conversion. As of September 30, 2000, the holders of Series A Preferred shares have converted an aggregate of 3,800,000 Series A Preferred shares into 3,800,000 shares of the Company's Common Stock, and an additional 942,700 shares of Common Stock have been issued by the Company as a dividend pursuant to such conversions. The Company issued the shares of Common Stock pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 promulgated thereunder. The investor had previously executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter is involved in the transaction, and no commissions or other remuneration have been or will be paid in connection with the issuance of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits required.
     (b) No Form 8-Ks have been filed.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INTERGOLD CORPORATION

Dated: October 31, 2000                       By: /s/ Gary Powers
                                             ---------------------------
                                             Gary Powers, President



Dated: October 31, 2000                       By: /s/ Grant Atkins
                                             ----------------------------
                                             Grant Atkins, Secretary