Form 10QSB/A
period 2000-09-30
INTERGOLD CORP
filed 2000-11-29
CIK 1060791

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

Class                                  Outstanding as of November 28, 2000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     The Company has previously been engaged in the exploration of gold and precious metals in the United States. The Company's activities have been carried out through International Gold Corporation, a private wholly-owned subsidiary of the Company ("INGC"). INGC's primary assets previously consisted of title to a block of 321 continguous unpatented lode mining claims located in Lincoln County, south-central Idaho (the "Blackhawk Property"). As of the date of this Report, INGC's assets consist of title to only 28 of the unpatented lode mining claims located on the Blackhawk Property. The unpatented lode mining claims retained by INGC are for purposes relating only to the litigation initiated by INGCO, on behalf of the Company, against AuRIC Metallurgical Laboratories, LLC ("AuRIC") and Dames & Moore.

     The Company also previously owned forty-nine percent (49%) of a future profit sharing interest in profits to be realized from the exploration of 439 unpatented lode mining claims located in an area adjacent to the Blackhawk Property (the "Blackhawk II Property"). INGC previously held title to the 439 unpatented lode mining claims on the Blackhawk II Property. As of the date of this Report, neither INGC nor Goldstate Corporation hold title to such mining claims on the Blackhawk II Property.

     The Company has ceased exploration of the Blackhawk Property and the Blackhawk II Property and no longer maintains the mining claims due to the ongoing result of litigation. See "Part II. Item 1. Legal Proceedings".

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

     (a) No Exhibit required.
     (b) No Form 8-Ks have been filed.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INTERGOLD CORPORATION

Dated: November 28, 2000                     By: /s/ Gary Powers
                                             ---------------------------
                                             Gary Powers, President



Dated: November 28, 2000                     By: /s/ Grant Atkins
                                             ----------------------------
                                             Grant Atkins, Secretary