Form 10KSB
period 2000-12-31
INTERGOLD CORP
filed 2001-04-02
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2000

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

     Check here if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2000): $ -0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2001: $162,570.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of March 22, 2001

Common Stock, $.00025 par value          81,140,600

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History of Business Development

         Intergold Corporation, which currently trades on the OTC Bulletin Board under the symbol "IGCO" (referred to in this Form 10-KSB as "IGCO"), was primarily engaged in the business of exploration of gold and precious metals in the United States. In 1996, IGCO was incorporated under the laws of the State of Nevada under the name All Wrapped Up, Inc. During 1997, control and management of IGCO changed, its primary business focus was redirected to the exploration of gold and precious metals, and its name was changed to Intergold Corporation.

         IGCO's operational business activities had been carried out through International Gold Corporation ("INGC"), a private wholly-owned subsidiary of IGCO. INGC's primary assets previously consisted of title to a block of 321 contiguous unpatented lode mining claims located in Lincoln County, south-central Idaho (the "Blackhawk Property"). As of the date of this Annual Report, INGC's assets consist of title to only 28 of the unpatented lode mining claims located on the Blackhawk Property. The unpatented lode mining claims retained by INGC are for purposes relating only to the litigation initiated by INGC, on behalf of IGCO, against AuRIC Metallurgical Laboratories, LLC ("AuRIC") and Dames & Moore.

         IGCO also previously owned forty-nine percent (49%) of a future profit sharing interest in profits to be realized from the exploration of 439 unpatented lode mining claims located in an area adjacent to the Blackhawk Property (the "Blackhawk II Property"). INGC previously held title to the 439 unpatented lode mining claims on the Blackhawk II Property. As of the date of this Annual Report, neither INGC nor Goldstate Corporation hold title to such mining claims on the Blackhawk II Property.

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

     Pursuant to certain contractual terms and provisions, AuRIC and Dames & Moore have not been successful in transferring the proprietary fire assay technology to any independent third party assay laboratory. Therefore, on September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC for multiple breaches of contract stemming from the Agreement for Services, the License Agreement, and the Sub-License Agreement and against Dames & Moore in a declaratory relief cause of action. See "Item 3. Legal Proceedings".

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

     As of the date of this Annual Report, management of IGCO has suspended further exploration of the Blackhawk Property indefinitely due to (i) the independent assessment information from Strathcona and Mineral Science which does not support the claims of AuRIC and Dames & Moore, (ii) the existence of multiple breaches of contract by AuRIC and Dames & Moore under the Agreement for Services and the License Agreement, and (iii) the ensuing litigation against AuRIC and Dames & Moore. Due to the litigation, there is a chance that the transfer of the proprietary technology under the Sub-License Agreement may never occur.

ITEM 2. PROPERTIES

     IGCO does not own any real estate or other properties. IGCO leases office space and its offices are located at 5000 Birch Street, West Tower, Suite 4000, Newport Beach, California 92660.

ITEM 3. LEGAL PROCEEDINGS

     On September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC and Dames & Moore by filing its complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah.

     INGC and AuRIC entered into the Agreement for Services whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the Blackhawk Property. Dames & Moore verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability, and metallurgical recovery procedures. IGCO subsequently entered into multiple work orders with Dames & Moore relating to a variety of services. Geneva and AuRIC entered into the License Agreement whereby AuRIC agreed to (i) supply the proprietary technology to Geneva, (ii) grant to Geneva a license to use such technology on its claims located adjacent to the Blackhawk Property and the right to sub-license the proprietary technology to IGCO for use on the Blackhawk Property. IGCO and Geneva simultaneously entered into the Sub-License Agreement whereby IGCO and INGC acquired from Geneva a sub-license to utilize AuRIC's proprietary information, assay technology and related precious metals recovery processes on the Blackhawk Property.

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

     On October 8, 1999, Geneva and INGC, on behalf of IGCO, amended its complaint by naming as defendants AuRIC, Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore and specifying damages in excess of $10,000,000. The damages sought by Geneva and INGC, on behalf of IGCO, are based on the general claims and causes of action set forth in the amended complaint relating to reliance on the assays and representations made by AuRIC, the actions and engineering reports produced by Dames & Moore and, specifically, the negligent misrepresentations and inaccuracies contained within some or all of those Dames & Moore reports and breaches of contract by AuRIC and Dames & Moore.

     On or about November 17, 1999, AuRIC, Dames & Moore, Richard Daniele and Ahmet Altinay filed separate answers to the amended complaint, along with counterclaims and a third party complaint against Geneva, INGC, IGCO and Brent Pierce for breach of contract against Geneva, breach of contract against INGC, breach of contract against Pierce, defamation against IGCO, INGC, Geneva and Pierce, injuctions against IGCO, INGC, Geneva and Pierce, amongst other claims. In their defamation claim against IGCO, the plaintiffs seek damages and punitive damages in an amount to be determined at trial, as well as attorney's fees and costs. In connection with the cause of action for preliminary and permanent injunctions against IGCO, AuRIC and Ahmet Altinay seek attorney's fees and costs.

     On June 21, 2000, Geneva and INGC, on behalf of IGCO, filed a second amended complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah. The second amended complaint increased detail regarding the alleged breaches of contract and increased causes of action against other parties involved by adding two new defendants, MBM Consulting, and Dr. Michael B. Merhtens, who provided consulting services to INGC. The amendment also added certain claims of other entities involved through Geneva against the defendants. The proprietary technology forms the basis of claims made by Geneva and INGC, on behalf of IGCO, in the complaints as filed with the District Court. Geneva and INGC, on behalf of IGCO, allege that the proprietary technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit.

     Geneva and INGC subsequently obtained an order from the District Court to grant its Motion to Compel. The Order requires that AuRIC and Dames & Moore produce the proprietary technology for Geneva's and INGC's restricted use by its legal counsel and industry experts. Geneva and INGC, on behalf of IGCO, intend to obtain an expert opinion as to the validity or ineffectiveness of the proprietary technology.

     On November 10, 2000, Geneva and INGC filed motions for partial summary judgment against Dames & Moore and AuRIC. Subsequently, on March 19, 2001, the motions for partial summary judgment were denied. The court, however, provided a ninety-day period during which both parties were required to prepare for trial, and after such period the court would set a date for trial.

     As of the date of this Annual Report, various depositions have been taken by various parties to the lawsuit. Discovery and document production have been conducted by both sides to the dispute. Geneva and INGC, on behalf of IGCO, continue to pursue all such legal actions and review further legal remedies against AuRIC and Dames & Moore, and have hired an expert witness in this regard.

     On approximately June 14, 2000, Dames & Moore filed an action against IGCO, INGC and others in the District Court of the Fifth Judicial District of the State of Idaho, in and for the County of Lincoln (the "Idaho Lawsuit"). In the Idaho Lawsuit, Dames & Moore seeks foreclosure of a lien against IGCO and/or INGC which purportedly arose in favor of Dames & Moore. Dames & Moore seeks to have the mining claims sold to compensate Dames & Moore for its services, materials and equipment. Dames & Moore also seeks its fees and costs incurred in enforcing its claimed lien. IGCO and INGC filed an answer on or about August 8, 2000. No discovery has occurred in the Idaho Lawsuit. IGCO intends to vigorously contest the claims and allegations of Dames & Moore.

     Due to IGCO's knowledge that the Blackhawk Property's unpatented lode mining claims do not contain commercial quantities of gold or silver, IGCO has ceased to maintain and pay annual fees relating to most of the Blackhawk Property claimed areas, except for certain claims relating to the litigation. Moreover, management deems the proprietary technology purported to be developed by AuRIC and verified by Dames & Moore is crucial with respect to successful exploration of the Blackhawk Property. Management has suspended exploration of the Blackhawk Property and works exclusively towards resolution of the legal proceedings. Management believes that the legal proceedings will prove that the alleged proprietary technology is invalid.

     If the proprietary technology is proven to be invalid and not transferable, and INGC/Geneva are not successful in the outcome of the litigation and damages are not awarded, IGCO may not be able to recover its potential losses and expenses incurred due to the breach of the Sub-License Agreement by Geneva. However, if the proprietary technology is proven to be invalid and not transferable, and INGC/Geneva are successful in the outcome of the litigation, INGC/Geneva may receive damages from AuRIC and Dames & Moore. Geneva's damages result primarily from its inability to transfer the proprietary technology to IGCO in accordance with the provisions of the Sub-License Agreement. Management believes that IGCO will, under these circumstances, be entitled to receive a pro-rata portion of the awarded damages for potential losses incurred due to the breach of the Sub-License Agreement by Geneva.

     IGCO and Geneva entered into an assignment agreement dated May 9, 2000 (the "Assignment Agreement") that transferred and conveyed to Geneva the potential claims and causes of action that IGCO may have under the Sub-License Agreement with Geneva. If damages are recovered in the lawsuit initiated by Geneva and INGC, on behalf of IGCO, IGCO will receive a pro rata share of such damages relating to its claims and causes of action in relation to all other claims and causes of action for which damages are recovered. Thus, Geneva will receive any such pro rata share of the damages recovered pursuant to the terms and provisions of the Assignment Agreement. Management believes that IGCO will, under these circumstances, be entitled to receive a pro-rata portion of the awarded damages for potential losses incurred due to the breach of the Sub-License Agreement by Geneva.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of IGCO's shareholders through the solicitation of proxies or otherwise during fiscal year ended December 31, 2000.

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

                                      FISCAL YEARS ENDED
                  ------------------------------------------------------------
                  DECEMBER 31, 2000                  DECEMBER 31, 1999
                  ------------------------------------------------------------
                  HIGH BID          LOW BID          HIGH BID         LOW BID
                  ------------------------------------------------------------

First Quarter     $0.700            $0.046           $1.937           $0.593
Second Quarter    $0.120            $0.045           $2.125           $0.630
Third Quarter     $0.050            $0.015           $1.00            $0.375
Fourth Quarter    $0.024            $0.005           $0.312           $0.090

Holders

     As of January 31, 2001, IGCO had approximately 87 shareholders of record.

Dividends

     No dividends have ever been declared by the board of directors of IGCO on its common stock. Holders of shares of Series A Preferred stock and Series B Preferred stock are entitled to receive, when, as, and if declared by the board of directors of IGCO out of funds at the time legally available therefore, cash or stock dividends at an annual rate of 20%, payable annually in arrears, commencing January 1, 1999. During the fiscal year ended December 31, 2000, the Series A Preferred dividend was paid through the issuance of shares of common stock to shareholders who elected to convert their shareholdings into common stock. Accordingly, 366,700 shares of common stock were issued at $0.25 per share representing payment of a total dividend of $91,675.

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

For Fiscal Year Ended December 31, 2000 compared with Fiscal Year Ended December 31, 1999

General

     As of the date of this Annual Report, there has been no income realized from the business operations of IGCO. IGCO's primary source of financing during the year has been from proceeds received by IGCO from the conversion of Series A Warrants into shares of IGCO's common stock at the redemption price of $0.25 per Series A Warrant and cash advances provided to IGCO as debt. During fiscal year ended December 31, 2000, an aggregate of 3,000,000 Series A Warrants were converted into 3,000,000 shares of IGCO's restricted Common Stock for an aggregate consideration of $750,000. Each Series A Preferred share is also convertible into one share of common stock of IGCO and all then accrued and unpaid dividends are convertible into common stock at the conversion price of $0.25 per share. During fiscal year ended December 31, 2000, an aggregate of 1,100,000 Preferred Series A shares were converted into 1,100,000 shares of IGCO's Common Stock and an additional 366,700 shares of IGCO's Common Stock were issued as a dividend pursuant to such conversion. Six million Two Hundred Thousand Series A Warrants remaining outstanding which IGCO will redeem at $0.01 per warrant. See "- Liquidity and Capital Resources".

Results of Operation

     IGCO's  net  losses  for  fiscal   year  ended   December   31,  2000  were
approximately $2,940,123 compared to a net loss of approximately $5,803,534 for fiscal year ended December 31, 1999.

     During fiscal year ended 2000, IGCO recorded operating expenses of $2,940,123 as compared to $5,803,534 of operating expenses recorded in the same period for fiscal year ended 1999. Property exploration expenses decreased by approximately $4,084,308 during fiscal year ended 2000 from $4,129,500 incurred during fiscal year ended 1999 compared to $45,192 incurred during fiscal year ended 2000. This decrease in property exploration expenses resulted from suspension of any further exploration of the Blackhawk Property and the cessation of work orders for research, development and metallurgical services compared to the significant property exploration expenses incurred during 1999 relating to amounts paid by IGCO for research, development and metallurgical services performed associated with contractual agreements between IGCO and AuRIC and Geneva and Dames & Moore.

         General and administrative expenses also decreased by approximately $481,247 during fiscal year ended 2000 from $1,291,344 incurred during fiscal year ended 1999 compared to $810,097 incurred during fiscal year ended 2000. This decrease in administrative expenses was due primarily to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to the exploration and administration of the Blackhawk Property.

     During fiscal year ended 2000, IGCO recorded a loss of $1,424,213, which resulted from the settlement of advances and accrued interest of $603,378 by the issuance of 20,345,900 shares of Common Stock with a fair value of $2,011,260. Although IGCO incurred this loss of $1,424,213, as discussed above, the significant decrease in net loss during fiscal year ended December 31, 2000 as compared to fiscal year ended December 31, 1999 is attributable primarily to the substantial decrease in property exploration expenses. IGCO's net earnings
(losses)  during  fiscal  year  ended  December  31,  2000  were   approximately
($2,940,123) or ($0.040) per share compared to a net loss of approximately ($5,803,534) or ($0.112) per share during fiscal year ended December 31, 1999. The weighted average number of shares outstanding were 73,224,722 for fiscal year ended December 31, 2000 compared to 51,830,453 for fiscal year ended December 31, 1999.

Liquidity and Capital Resources

     IGCO's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should IGCO be unable to continue in operation.

     As of fiscal year ended December 31, 2000, IGCO's total assets were $3,368 compared to total assets of $30,023 for fiscal year ended 1999. This decrease in total assets from fiscal year ended 1999 was due primarily to a decrease in cash and cash equivalents and the $20,000 valuation adjustment upon the sale of IGCO's ownership of 1,000,000 shares of restricted common stock of Goldstate Corporation. On February 11, 2000, IGCO transferred to Investor Communications International, Inc. ("ICI") its equity ownership of 1,000,000 shares of restricted common stock of Goldstate Corporation for settlement of a debt and accrued interest in the amount of $150,000, which represented prior advances made by ICI to IGCO.

     As of fiscal year ended December 31, 2000, IGCO's total liabilities were $2,227,440 compared to total liabilities of $2,278,562 for fiscal year ended 1999. This decrease in liabilities from fiscal year ended 2000 was due primarily to settlement of advances and accrued interest due and owing by IGCO to significant shareholders and debt holders in the amount of $603,378 by the issuance of 20,345,900 shares of Common Stock.

     Stockholders' Deficit decreased from $(2,248,539) for fiscal year ended December 31, 1999 to $(2,224,072) for fiscal year ended December 31, 2000.

Audit Committee

     As of the date of this Annual Report, IGCO has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of IGCO. When established, the audit committee's primary function will be to provide advice with respect to IGCO's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor IGCO's financial reporting process and internal control system; (ii) review and appraise the audit efforts of IGCO's independent accountants; (iii) evaluate IGCO's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

     The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

         Audit Fees

     As of the date of this Annual Report, IGCO has incurred $7,500 as fees billed by its principal independent accountant for professional services rendered in connection with preparation of IGCO's audited financial statements for fiscal year ended December 31, 2000. For fiscal year ended December 31, 2000, IGCO incurred $19,489 as fees billed by its principal independent accountant for all other non-audit services (including reviews of IGCO's quarterly financial statements).

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements".

Index to Financial Statements

         Report of Independent Public Accountants
         Consolidated Balance Sheet
         Consolidated Statements of Operations
         Statements of Stockholders' Equity
         Consolidated Statement of Cash Flow
         Notes to Consolidated Financial Statements

                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2000

                                TABLE OF CONTENTS
                                                                        PAGE

Table of Contents                                                        11

Auditors' Report                                                         12

Consolidated Balance Sheets                                              13

Consolidated Statements of Operations                                    14

Consolidated Statements of Cash Flows                                    15

Consolidated Statement of Stockholders' Equity                           16 - 17

Notes to Consolidated Financial Statements                               18 - 26

              LABONTE & CO.                       1205 - 1095 WEST PENDER STREET
--------------------------------------------      VANCOUVER, BC  CANADA
 C H A R T E R E D  A C C O U N T A N T S         V6E 2M6
--------------------------------------------      TELEPHONE      (604) 682-2778
                                                  FACSIMILE      (604) 689-2778
                                                  EMAIL        RJL@LABONTECO.COM







                                AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Intergold Corporation

We have audited the consolidated balance sheet of Intergold Corporation (an exploration stage company) as at December 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended in accordance with United States generally accepted accounting principles.

The financial statements as at December 31, 1999 and for the year then ended were audited by other auditors who expressed an opinion without reservation in their report dated March 13, 2000.



                                                           CHARTERED ACCOUNTANTS


Vancouver, B.C.
January 31, 2000


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES
--------------------------------------------------------------------------------

In the United States, reporting standards for auditors' would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the Stockholders and Board of Directors dated January 31, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.



                                                           CHARTERED ACCOUNTANTS

Vancouver, B.C.
January 31, 2001


                                                         INTERGOLD CORPORATION
                                                    (An Exploration Stage Company)
                                                      Consolidated Balance Sheet

                                                                                           December 31,       December 31,
                                                                                               2000               1999
                                                                                          ---------------    ----------------

                                                                ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                             $            406   $           1,469
   Prepaid expenses                                                                                    -               5,000
                                                                                          ---------------    ----------------

                                                                                                     406               6,469
PROPERTY PLANT AND EQUIPMENT
  Equipment (net of accumulated depreciation)                                                      2,962               3,554
OTHER ASSETS
  Available-for-sale investments                                                                       -              20,000
                                                                                          ---------------    ----------------

      Total Assets                                                                      $          3,368   $          30,023
                                                                                          ===============    ================

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                      $        404,482   $         367,691
  Advances payable (Note 3)                                                                      898,545           1,025,030
  Directors fees payable                                                                          52,000              45,500
  Notes payable (Note 4)                                                                         551,890             551,890
  Accrued Series A warrant redemption payable                                                     60,000              90,000
  Accrued interest payable                                                                       260,523             198,451
                                                                                          ---------------    ----------------

      Total Liabilities                                                                        2,227,440           2,278,562
                                                                                          ---------------    ----------------

CONTINGENCIES (Notes 1 & 9)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)
  Common stock $.00025 par value; authorized at December 31, 2000
     125,000,000 shares; 81,140,600 (1999 - 56,328,000) shares issued and outstanding             20,284              14,081
  Preferred stock, $.001 par value; authorized at December 31, 2000
    75,000,000 shares; issued and outstanding at December 31, 2000
    Series A - 6,200,000 shares                                                                    6,200               7,300
    Series B - 2,510,000 shares                                                                    2,510               2,510
    Upon Liquidation, Series A shares have a $.25 per share preference over other preferred or common stock, Series B shares have a $.50 preference over common stock
  Additional Paid - in capital                                                                10,317,039           7,415,877
  Accumulated unrealized gain/loss on investments                                                      -            (150,000)
  Accumulated deficit through exploration stage                                              (12,570,105)         (9,538,307)
                                                                                          ---------------    ----------------

      Total Stockholders' Equity (Deficit)                                                    (2,224,072)         (2,248,539)
                                                                                          ---------------    ----------------

      Total Liabilities and Stockholders' Equity                                        $          3,368   $          30,023
                                                                                          ===============    ================






          See accompanying notes to consolidated financial statements.


                                                   INTERGOLD CORPORATION
                                              (An Exploration Stage Company)
                                           Consolidated Statements of Operations


                                                                                                               Inception
                                                                                                               (July 26,
                                                                            For the Year Ended Dec. 31,        1996) to
                                                                     ----------------------------------      December 31,
                                                                         2000                1999                2000
                                                                     --------------      --------------     ----------------
REVENUE
    Other income                                                   $             -     $             -    $           1,699
                                                                     --------------      --------------     ----------------

EXPENSES
    Property exploration expenses                                           45,192           4,129,500            5,882,078
    Consulting                                                              56,951             109,500              228,451
    Directors' fees                                                         20,000              24,000               73,500
    General and administrative                                             810,097           1,291,344            3,437,268
    Interest expense                                                        87,384              62,734              285,840
    Loss on settlement of debt (Note 5)                                  1,424,213                   -            1,424,213
    Professional fees                                                      461,605             130,511              837,408
    Realized loss on sale of available for sale investment                  20,000                   -               20,000
    Travel                                                                  14,681              55,945              147,371
                                                                     --------------      --------------     ----------------

       Total Operating Expenses                                          2,940,123           5,803,534           12,336,129
                                                                     --------------      --------------     ----------------

Net Loss                                                           $    (2,940,123)    $    (5,803,534)   $     (12,334,430)
                                                                     ==============      ==============     ================


Loss per Share - basic                                             $        (0.040)    $        (0.112)   $          (0.276)
                                                                     ==============      ==============     ================

Weighted Average Number of
 Common Shares Outstanding                                              73,224,722          51,830,453           44,682,599
                                                                     ==============      ==============     ================







          See accompanying notes to consolidated financial statements.


                                                INTERGOLD CORPORATION
                                           (An Exploration Stage Company)
                                        Consolidated Statements of Cash Flows


                                                                                                     Inception
                                                                                                     (July 26,
                                                               For the Year Ended Dec. 31,           1996) to
                                                              -------------------------------         December 31,
                                                                  2000              1999               2000
                                                              -------------     -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $   (2,940,123)   $   (5,803,534)    $   (12,334,430)
  Adjustments to reconcile net loss to cash
    Depreciation and Amortization                                      592               592               1,338
    Loss on settlement of debt                                   1,424,213                 -           1,424,213
    Loss on sale of investment                                      20,000                 -              20,000
    Changes in Working Capital Assets and Liabilities
        Prepaid expenses                                             5,000            (5,000)                  -
        Accounts payable                                            36,791           249,071             404,482
        Accrued interest payable                                    87,383            62,729             285,834
        Director fees payable                                        6,500            24,000              52,000
                                                              -------------     -------------      --------------

      Net Cash Flows Used by Operating Activities               (1,359,644)       (5,472,142)        (10,146,563)
                                                              -------------     -------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of available-for-sale investments                         -                 -            (170,000)
   Equipment purchases                                                   -                 -              (4,300)
   Other                                                                 -             1,771                   -
                                                              -------------     -------------      --------------

      Net Cash Flows From Investing Activities                           -             1,771            (174,300)
                                                              -------------     -------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                 750             2,075              14,831
  Sale of Series A preferred stock                                       -                 -              10,000
  Sale of Series B preferred stock                                       -             2,510               2,510
  Additional paid-in capital                                       749,250         3,875,415           8,108,427
  Net advances received                                            608,581           842,990           1,633,611
  Note payable                                                           -           500,000             551,890
                                                              -------------     -------------      --------------

      Net Cash Flows Provided by Financing Activities            1,358,581         5,222,990          10,321,269
                                                              -------------     -------------      --------------

Net increase (decrease) in cash                                     (1,063)         (247,381)                406

Cash and cash equivalents -  Beginning of period                     1,469           248,850                   -
                                                              -------------     -------------      --------------

Cash and cash equivalents - End of period                   $          406    $        1,469     $           406
                                                              =============     =============      ==============

SUPPLEMENTAL CASH FLOW INFORMATION

During 1999, the Company accrued $62,729 of interest on outstanding notes and advances payable.
During 2000, the Company accrued $43,107 of interest on outstanding notes and advances payable.
Since inception the Company has not capitalized any interest.
On Feb. 11, 2000, the Company exchanged its available for sale investments in settlement of debt outstanding to a creditor for $150,000.
On March 20, 2000, a shareholder converted 1,000,000 Series A preferred shares for 1,000,000 common shares.
On March 20, 2000, the Company issued 326,100 common shares as a dividend of $81,525 pursuant to the conversion of the 1,000,000 Series A preferred shares.
On March 31, 2000, the Company issued 20,345,900 common shares in exchange for advances received and accrued interest owed to creditors in the amount of $610,378.
On August 31, 2000, a shareholder converted 100,000 Series A preferred shares for 100,000 common shares.
On August 31, 2000, the Company issued 40,600 common shares as a dividend of $10,150 pursuant to the conversion of the 100,000 Series A preferred shares.





          See accompanying notes to consolidated financial statements.

                                                   INTERGOLD CORPORATION
                                              (An Exploration Stage Company)
                                 Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                     Deficit
                                                                                                   Accumulated   Other
                                             Common Stock        Preferred Stock       Additional    During    Comprehensive
                                          --------------------  -------------------    Paid - in    Exploration   Income
                                           Shares       Amount   Shares      Amount    Capital        Stage      (Loss)      Total
                                          ---------    -------  ---------    --------  ---------    ----------   --------   --------

Balance, July 26, 1996                          -    $     -          -    $    -    $       -    $        -   $      -   $       -

Issuance of common stock
 for cash, net of offering costs         3,013,000     3,013          -         -        4,644             -          -       7,657

Net income, July 26, 1996
 (inception) to December 31, 1996               -          -          -         -            -           215          -         215
                                         ---------    -------  ---------    ------    ---------    ----------   --------   ---------

Balance, December 31, 1996               3,013,000     3,013          -         -        4,644           215          -       7,872

Redemption of shares of stock
 for note payable                       (1,889,750)   (1,890)         -         -            -             -          -      (1,890)

Stock split on a 4:1 basis               3,369,750         -          -         -            -             -          -           -

Issuance of common stock for
 acquisition of subsidiary              42,000,000    10,500          -         -            -             -          -      10,500

Issuance of common stock for cash        1,000,000       250          -         -      499,750             -          -     500,000

Issuance of common stock for cash          450,000       113          -         -      449,888             -          -     450,001

Net loss, Year ended December 31, 1997           -         -          -         -            -    (1,779,733)         -  (1,779,733)
                                         ---------    -------  ---------    ------    ---------    ----------   --------   ---------

Balance, December 31, 1997              47,943,000    11,986          -         -      954,282    (1,779,518)         -    (813,250)

Issuance of Series A preferred stock
 for cash                                        -         -  1,100,000     1,100      273,900             -          -     275,000

Issuance of Series A preferred stock
for cash                                         -         -  2,700,000     2,700      672,300             -          -     675,000

Issuance of Series A preferred stock
for cash                                         -         -  4,000,000     4,000      996,000             -          -    1,000,000

Issuance of Series A preferred stock
for cash                                         -         -  1,200,000     1,200      298,800             -          -     300,000

Issuance of Series A preferred stock
in settlement of covertible debenture            -         -  1,000,000     1,000      249,000             -          -     250,000

Issuance of common stock in settlement
of debt                                     79,000        20          -         -       39,480             -          -      39,500

Accumulated unrealized loss on
investments                                                                                                     (95,000)    (95,000)

Net Loss, Year Ended December 31, 1998           -         -          -         -            -    (1,811,255)            (1,811,255)
                                         ---------    -------  ---------    ------    ---------    ----------   --------   ---------

Balance, December 31, 1998              48,022,000    12,006 10,000,000    10,000    3,483,762    (3,590,773)   (95,000)   (180,005)

Issuance of common stock pursuant to
technology sub-license agreement         4,000,000     1,000          -         -    2,359,000             -          -   2,360,000

Issuance of common stock in settlement
of debt                                     30,000         7          -         -       14,993             -          -      15,000

Issuance of common stock pursuant to
Series A Preferred warrant redemption    1,000,000       250          -         -      249,750             -          -     250,000

Issuance of common stock pursuant to
conversion of Series A Preferred stock   2,700,000       674 (2,700,000)   (2,700)       2,026             -          -           -

Issuance of common stock in settlement
of cumulative dividend on converted
Series A preferred stock                   576,000       144          -         -      143,856             -          -     144,000

Issuance of Series B Preferred Stock
pursuant to private placement at $.50
per share                                                     2,510,000     2,510    1,252,490             -          -   1,255,000







           See accompanying notes to consolidated financial statements




                                                   INTERGOLD CORPORATION
                                              (An Exploration Stage Company)
                             Consolidated Statements of Stockholders' Equity (Deficit)(Cont'd.)
                                                                                                     Deficit
                                                                                                   Accumulated   Other
                                             Common Stock        Preferred Stock       Additional    During    Comprehensive
                                          --------------------  -------------------    Paid - in    Exploration   Income
                                           Shares       Amount   Shares      Amount    Capital        Stage      (Loss)      Total
                                          ---------    -------  ---------    --------  ---------    ----------   --------   --------

20% Cumulative Preferred Dividends Paid on
Converted Series A Preferred Stock               -   $     -          -     $   -    $       -    $ (144,000)   $     -   $(144,000)

Preferred Series A Warrant Redemption            -         -          -         -      (90,000)            -          -     (90,000)

Accumulated unrealized loss on investments                            -         -            -             -    (55,000)    (55,000)

Net Loss, Year Ended December 31, 1999           -         -          -         -            -     (5,803,534)           (5,803,534)
                                         ---------   -------  ---------    ------    ---------    ----------   --------   ----------

Balance, December 31, 1999              56,328,000    14,081  9,810,000     9,810    7,415,877    (9,538,307)  (150,000) (2,248,539)

Loss realized on disposition of investment                                                                      150,000     150,000

Issuance of common stock pursuant to conversion
of Series A Preferred stock              1,000,000       250 (1,000,000)   (1,000)         750             -          -           -

Issuance of common stock in settlement of
cumulative dividend on converted Series A
preferred stock                            326,100        82          -         -       81,443             -          -      81,525

20% Cumulative Preferred Dividends Paid on
Converted Series A Preferred Stock               -         -          -         -            -       (81,525)         -     (81,525)

Issuance of common stock is settlment
of debt                                 20,345,900     5,086          -         -    2,029,504             -          -   2,034,590

Issuance of common stock pursuant to Preferred
Series A warrant redemption              3,000,000       750          -         -      749,250             -          -     750,000

Reversal of Preferred Series A warrant
redemption                                       -         -          -         -       30,000             -          -      30,000

Issuance of common stock pursuant to conversion
of Series A Preferred stock                100,000        25   (100,000)     (100)          75             -          -           -

Issuance of common stock in settlement of cumulative
cumulative dividend on converted Series A
preferred stock                             40,600        10          -         -       10,140             -          -      10,150

20% Cumulative Preferred Dividends Paid on
Converted Series A Preferred Stock               -         -          -         -            -       (10,150)         -     (10,150)

Net Loss, Year Ended December 31, 2000        -          -          -         -            -     (2,940,123)        -    (2,940,123)
                                         ---------   -------  ---------    ------    ---------    ----------   --------   ----------


Balance, December 31, 2000              81,140,600  $ 20,284  8,710,000     8,710 $ 10,317,039 $ (12,570,105)         -  (2,224,072)
                                        ==========   =======  =========    ======   ==========    ==========   ========   =========




           See accompanying notes to consolidated financial statements

                              INTERGOLD CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000




NOTE 1:  NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company is in the exploration stage of its mineral property development. To date, the Company has not generated significant revenues from operations and has a working capital deficit of $2,227,034 and a stockholders' deficit of $2,224,072 at December 31, 2000. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, settling its outstanding debt and litigation and on the future development of the Company's mineral claims or a new business venture. Advances from certain significant shareholders will form the primary source of short-term funding for the Company during the next twelve months. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

During the first quarter of 2000, the Company ceased exploration of the Blackhawk claims located in the State of Idaho, pending the outcome of the Company's ongoing litigation with regard to the transfer of technology pursuant to the Sub-license Agreement between the Company and Geneva Resources, Inc. and the Company's Agreement for Services with Auric Metallurgical Laboratories, LLC. The technology to be transferred under the Sub-license Agreement may be delayed indefinitely, or cancelled all together, depending on the outcome of the Intergold/Geneva litigation. As the alleged assay and metallurgical recovery technology developed by Auric is deemed essential to the further development of the Blackhawk claims, and since further consulting conducted by independent consultants to the Company indicate that gold is not present in economic quantities on the claims, business operations are expected to be minimal pending the outcome of the litigation in process. Refer to Note 9.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, International Gold Corporation. International Gold Corporation was acquired by purchase on July 23, 1997. The acquisition of International Gold Corporation has been accounted for on the purchase method of accounting. All significant intercompany transactions and account balances have been eliminated.

MINERAL PROPERTY COSTS
----------------------

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven reserves on its mineral properties.

LOSS PER SHARE
--------------
As of December 31, 2000, there were 3,450,000 exercisable options, 8,710,000 shares of convertible preferred stock and 2,510,000 common stock warrants that can be converted into a total of 14,670,000 shares of common stock. As these options, convertible preferred stock and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

DEPRECIATION
------------
The Company depreciates equipment over 7 years using the straight-line method.

                              INTERGOLD CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

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

FINANCIAL INSTRUMENTS
---------------------
The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

STOCK-BASED COMPENSATION
------------------------
The Company accounts for stock-based compensation in respect to stock options granted to employees and officers using the intrinsic value based method in accordance with APB 25. Stock options granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No.
96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

INCOME TAXES
------------
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock
Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998. The Company has determined that the implementation of this standard does not have a material impact on its financial statements.

                              INTERGOLD CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives; as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. The Company determined that the implementation of this standard does not have a material impact on its financial statements.


NOTE 3:  ADVANCES PAYABLE

Advances are comprised of the following:


                 Sonanini Holdings Ltd.                            $ 442,770
                 Investor Communications International, Inc.         280,775
                 Amerocan Marketing, Inc.                             60,000
                 Tristar Financial Services Ltd.                     115,000
                                                                    --------
                                                                   $ 898,545
                                                                   =========

The advances bear 10% simple interest and are due on demand. There is $225,347 of interest accrued on the advances as of December 31, 2000. See Note 8 - Related Party Transactions.


NOTE 4   NOTES PAYABLE

         Auric  Metallurgical  Laboratories,  LLC,  pursuant  to the  technology sub-license  agreement dated March 18, 1999, bearing interest at 3% per annum, simple interest on the balance  outstanding.  Maturity was to be upon  transfer of technology  described in Note 8. Accrued  interest on
         the note through December 31, 2000 totals $13,387                                                 $ 250,000

         Geneva Resources, Inc. pursuant to the technology sub-license agreement dated March 18,
         1999, bearing interest at 3% per annum, simple interest on the balance outstanding.
         Maturity was to be upon transfer of technology described in Note 9. Accrued interest on
         the note through December 31, 2000 totals $13,387                                                   250,000

         Sonanini Holdings Ltd., bearing interest at 7% per annum, simple interest on the balance outstanding. The note is dated August 6, 1998 and has no stated maturity date. Accrued interest on the note through December 31, 2000 totals $8,402.
                                                                                                              50,000

         For the redemption of 1,889,750 shares of restricted common stock of the Company payable
         at par value of $.00025.                                                                              1,890
                                                                                                      ---------------

                                                                                                           $ 551,890
                                                                                                      ===============

                              INTERGOLD CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000



NOTE 5:  STOCKHOLDERS' EQUITY

COMMON STOCK
------------

On July 26, 1996 2,000,000 shares were issued for gross proceeds of $2,000.

On August 23, 1996, 1,013,000 shares were issued under an SEC Exemption Reg. D-504 offering with gross proceeds of $10,130.

In June 1997 the Company redeemed 1,889,750 shares for a promissory note in the amount of $1,890.

On July 23, 1997 the Company completed a 4 for 1 stock split and issued an additional 3,369,750 shares.

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

On December 31, 1998, 79,000 shares were issued under Section 4(2) of the Securities Act of 1933 in exchange for $39,500 of debt.

Effective August 6, 1998, the Company increased the number of authorized shares of common stock from 80,000,000 to 125,000,000 at a par value of $.00025 per share.

On January 6, 1999, 30,000 shares were issued under Section 4(2) of the Securities Act of 1933 in exchange for $15,000 owed to a creditor.

On March 18, 1999, the Company issued 4,000,000 restricted shares pursuant to a sublicense agreement for metallurgical and assay technology and know-how (See
Note 7).

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

                              INTERGOLD CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 5:  STOCKHOLDERS' EQUITY (CON'T)

On February 16, 2000, the Company settled advances and accrued interest totalling $610,377 from significant shareholders by issuance of 20,345,900 common shares with a fair value of $2,034,590, resulting in a loss of $1,424,213.

On March 20, 2000, shareholders converted 1,000,000 Series A preferred shares into 1,000,000 shares of the Company's common stock. On March 20, 2000, an additional 326,100 shares of the common stock were issued in settlement of declared cumulative dividends of $81,525 payable upon conversion of the 1,000,000 Series A preferred shares into 1,000,000 common shares.

On May 5, 2000, 3,000,000 common shares were issued from the exercise of 3,000,000 Series A warrants for a total of $750,000.

On August 31, 2000, a shareholder converted 100,000 Series A preferred shares into 100,000 shares of the Company's common stock. On August 31, 2000, an additional 40,600 shares of the common stock were issued in settlement of declared cumulative dividends of $10,150 payable upon conversion of the 100,000 Series A preferred shares into 100,000 common shares.

PREFERRED STOCK
---------------

The Company authorized for issuance 5,000,000 shares of Preferred Stock at a par value of $.001 per share at December 31, 1997.

Effective August 6, 1998, the Company increased the number of authorized shares of preferred stock from 5,000,000 to 75,000,000 at a par value of $.001 per share.

SERIES A
--------

Pursuant to a private placement memorandum dated August 10, 1998, the Company offered 50 Series A units at a cost of $50,000 each for a total of $2,500,000. Each unit consisted of 200,000 shares of Series A Preferred stock with a par value of $.001 per share and 200,000 warrants. Each warrant entitles the holder to purchase one share of restricted common stock at $.25 per share. The warrants expire on July 31, 2001. The Series A preferred shares are redeemable by the Company at any time after July 31, 2001 for $.25 per share, plus accrued and unpaid dividends. Dividends will accrue cumulatively at the rate of 20% per year, and will be paid annually in arrears when, as and if declared by the Company's Board of Directors. The Company may redeem the warrants at any time at a cost of $.01 per warrant. Each Series A preferred share is convertible into one share of restricted common stock and all then accrued and unpaid dividends are convertible into restricted common stock at the conversion price of $.25 per share.

During 1999, 2,700,000 of the Series A Preferred shares were converted into the Company's common stock. Additionally 1,000,000 of the outstanding warrants had been exercised at $.25 per warrant for proceeds of $250,000. On October 27, 1999, the Company issued a notice of redemption on the remaining outstanding warrants.

Concurrent with the conversion of the Series A Preferred shares, the Company paid a 20% cumulative dividend on the Series A Preferred shares. The Series A Preferred dividend was paid in common stock. Accordingly, 576,000 common shares were issued at $.25 per share in settlement of a dividend of $144,000.

                              INTERGOLD CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 5:  STOCKHOLDERS' EQUITY (CON'T)

During the first quarter of 2000, 1,000,000 of the Series A Preferred shares were converted into the Company's common stock. The Company also issued an additional 326,100 common shares at $.25 per share in settlement of the accumulated dividend of $81,525 on the 1,000,000 converted Series A Preferred Shares.

During the second quarter of 2000, 3,000,000 of the outstanding warrants were exercised at $.25 per warrant for proceeds of $750,000.

During the third quarter of 2000, 100,000 of the Series A Preferred shares were converted into the Company's common stock. The Company also issued an additional 40,600 common shares at $.25 per share in settlement of the accumulated dividend of $10,150 on the 100,000 converted Series A Preferred Shares.

As of December 31, 2000, there are 6,200,000 Series A preferred shares and 6,200,000 Series A warrants outstanding. If the Company's Series A Preferred shareholders elect to convert the remaining outstanding Series A Preferred stock, an additional 8,916,600 shares of common stock would be issued, including 2,716,600 shares in settlement of accrued 20% cumulative undeclared dividends totalling $679,150.

SERIES B
--------

During 1999, the Company completed a private placement of Series B units consisting of 100,000 shares of Series B preferred stock with a par value of $.001 per share and 100,000 warrants. The terms and conditions of the Series B unit offering are similar to those of the Series A offering except the cost per share and any conversion price is at $0.50 per share and the Series B offering is subordinate to the Series A offering. A total of 2,510,000 Series B preferred shares and warrants were issued for proceeds of $1,255,000.

As of December 31, 2000, the Company has $435,000 of undeclared dividends on the Series B Preferred shares. If the Company's Series B Preferred shareholders elect to convert the remaining outstanding Series B Preferred stock, an additional 3,251,700 shares of common stock would be issued, consisting of 2,510,000 shares for the remaining preferred stock and 870,000 shares for the 20% cumulative undeclared dividends.

NOTE 6:  EMPLOYEE STOCK OPTION PLAN

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

During the year ended December 31, 1999, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 2,000,000 options with an exercise price of $.50 per share of common stock and 1,450,000 options with an exercise price of $1.00 per common share. Selected information regarding the Company's employee stock options as of December 31, 2000 are as follows:

                              INTERGOLD CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 6:  EMPLOYEE STOCK OPTION PLAN (CON'T)

                                                              DECEMBER 31, 2000
                                                     ---------------------------
                                                                        Weighted
                                                      Number             Average
                                                          of            Exercise
                                                      Options              Price
                                                      --------------------------

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

As of December 31, 2000, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 16 years 187 days. There are 3,450,000 options that are exercisable with a weighted average exercise price of $.71 per share of common stock.


NOTE 7:  TECHNOLOGY SUB-LICENSE AGREEMENT

On March 18, 1999, the Company entered into a sub-license agreement with Geneva Resources, Inc. ("Geneva"), to utilize assay and metallurgical technology, know-how, and rights to technological processes developed specifically for the Blackhawk mineralization by Auric Metallurgical Laboratories, LLC. (Auric"). This sub-license is for non-exclusive use in the Company's claim area in the State of Idaho for a period not less than 40 years. Pursuant to this agreement, the Company has issued 1,500,000 restricted common shares to Geneva and 2,500,000 restricted common shares to Auric. Pursuant to the same agreement, the Company also issued promissory notes to both Geneva and Auric in the amount of $250,000 to each company. These are 3% interest bearing notes and are payable upon the transfer of the technology.

As of December 31, 2000 the promissory notes and common stock have been issued to the various parties, however, the related technology has not been transferred. These promissory notes become due and payable upon the transfer of the technology.

The Company has initiated legal proceedings  related to this agreement (See Note
9).


NOTE 8:  RELATED PARTY TRANSACTIONS

The Company, on January 1, 1999, entered into a management services agreement with Investor Communications, Inc. ("Investor Communications") to provide management of the day-to-day operations of the Company. The management services agreement requires monthly payments not to exceed $75,000 for services rendered.

                              INTERGOLD CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 8:  RELATED PARTY TRANSACTIONS (CON'T)

The Company's subsidiary entered into a similar agreement on January 1, 1999 with Amerocan Marketing, Inc. ("Amerocan") with required monthly payments not to exceed $25,000 for services rendered.

Two officers and directors of Intergold Corporation have been employed by Investor Communications and Amerocan and are part of the management team provided to Intergold Corporation and its subsidiary. During the year ended December 31, 2000 a total of $788,163 was incurred to these private companies which were also significant shareholders for managerial, administrative and investor relations services provided to the Company and its subsidiary. During the year ended December 31, 2000 these companies paid a total of $60,500 to these officers and directors for services provided to the Company and its subsidiary.

During the year ended December 31, 2000 net cash advances of $583,311 were received from Investor Communications, Amerocan, and other companies and/or individuals who are significant shareholders. Interest of $24,498 was accrued on theses advances, and an advance was settled in the amount of $150,000 by the transfer of an investment held by the Company. A total of 20,345,900 shares with a fair value of $2,011,260 were issued to settle outstanding advances from related individuals and private companies in the amount of $603,378 including interest of $25,311 resulting in a loss of $1,424,213.

During the year ended December 31, 2000 a director of the Company was paid $30,000 for consulting fees.

During the year ended December 31, 2000 two directors of the Company were paid $20,000 for directors' fees. At December 31, 2000 $52,000 is owing to these directors.


NOTE 9:  LEGAL PROCEEDINGS AND CONTINGENCIES

On September 27, 1999, IGC and Geneva filed an action against Auric and Dames & Moore in the Third Judicial District court in and for Salt Lake County, State of Utah. On October 8, 1999, IGC and Geneva filed a First Amended Complaint in the in the Utah Lawsuit in which they added Ahmet Altinay ("Altinay") and Richard Daniele ("Daniele") as defendants. In the First Amended Complaint, IGC and Geneva assert causes of action for breaches of contract, specific performance, fraud, negligent misrepresentation, failure to repay advances, breach of fiduciary duties, and professional negligence in the license of metallurgical technology of engineering services related thereto.

On or about November 17, 1999, Auric, Dames & Moore, Daniele and Altinay filed separate answers to the First Amended Complaint, along with counterclaims and a Third Party Complaint against IGC, Geneva, the Company, and Brent Pierce ("Pierce") for breach of contract against Geneva, breach of contract against IGC, breach of contract against Pierce, defamation against the Company, IGC, Geneva and Pierce, injunctions against the Company, IGC, Geneva and Pierce, amongst other claims. In their defamation claim against the Company, the plaintiffs seek damages and punitive damages in an amount to be determined at trial, as well as attorney's fees and costs. In connection with their cause of action for preliminary and permanent injunctions against the Company, Auric and Altinay seek attorney's fees and costs.

                              INTERGOLD CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 9:  LEGAL PROCEEDINGS AND CONTINGENCIES (CON'T)

On or about July 19, 2000, Geneva and IGC filed a Second Amended Complaint in which they also named Michael B. Mehrtens ("Mehrtens") and MBM Consultants Inc. ("MBM") as defendants in the Utah Lawsuit. On or about September 26, 2000, Mehrtens and MBM filed an Answer, Counterclaim and Third-Party Complaint in which Mehrtens asserted claims against the Company for Intentional Infliction of Emotional Distress for actual and punitive damages in an amount to be determined at trial; and Breach of Separation Agreement for actual damages in an amount to be determined at trial. MBM has also asserted a cause of action for Breach of Contract/Quantum Meruit against IGC for actual damages in an amount to be determined at trial.

The parties to the Utah Lawsuit are currently conducting discovery regarding the allegations and defenses raised.

The Company intends to vigorously contest the claims and allegations of Auric, Altinay, Dames & Moore, Daniele, Mehrtens and MBM. The likelihood of an unfavourable outcome and an estimate of the range of potential loss is not presently determinable.

On or about June 14, 2000, Dames & Moore filed an action against the Company, IGC, and others in the District Court of the Fifth Judicial District of the State of Idaho, in and for the County of Lincoln. In the Idaho lawsuit, Dames & Moore seeks foreclosure of a lien against the Company and/or IGC which purportedly arose in favour of Dames & Moore. Dames & Moore seeks to have the mining claims sold to compensate Dames & Moore for its services, materials, and equipment. IGC has dropped the bulk of its mining claims, except for a small group related to this litigation as the Company believes that the mining claims contain no commercial quantities of gold or silver. Dames & Moore also seeks its fees and costs incurred in enforcing its claimed lien. IGC and the Company filed an Answer on or about August 8, 2000. No discovery has occurred in the Idaho Lawsuit. The Company intends to vigorously contest the claims and allegations of Dames & Moore.

The Company and Geneva entered into an assignment agreement dated May 9, 2000 that transferred and conveyed to Geneva the potential claims and causes of action that the Company may have under the Sub-License Agreement with Geneva. If damages are recovered in the lawsuit initiated by Geneva and IGC, on behalf of the Company, the Company will receive a pro-rata share of such damages relating to its claims and causes of action in relation to all other claims and causes of action for which damages are recovered.


NOTE 10: INCOME TAXES

The Company incurred operating losses for the year ended December 31, 2000 and 1999 of approximately $1,495,000 and $5,800,000, respectively. The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2000, the Company had net operating loss carry forwards of approximately $10,625,000 which expire between the years 2007 - 2015. Due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

                              INTERGOLD CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

         Since January 1, 1997 to August 8, 2000, IGCO had a former accountant. Since August 9, 2000 and to date, IGCO's current principal independent accountants have not resigned or declined to stand for re-election or were dismissed. IGCO's former principal independent accountant, Johnson, Holscher & Company, P.C., resigned because of a business decision made by management of Johnson, Holscher & Company, P.C. to cease rendering services for clients which involve services or representation under the Securities Act or the Securities Exchange Act of 1934, as amended. Subsequently, management of IGCO determined that the accounting firm of Labonte & Company be engaged to provide services. Such decision to change accountants was approved by the Board of Directors. During IGCO's two most recent fiscal years and any subsequent interim period preceding the resignation of Johnson, Holscher & Company, P.C., there were no disagreements with Johnson, Holscher & Company, P.C., whether or not resolved, on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Johnson, Holscher & Company, P.C., would have caused Johnson, Holscher & Company, P.C. to make reference to the subject matter of the disagreements in its reports.

         Moreover,   there  have  been  no  disagreements  with  IGCO's  current principal independent accountant which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

         Neither IGCO's current principal independent accountants nor its former principal independent accountant have provided an adverse opinion or disclaimer of opinion to IGCO's financial statements, nor modified their respective opinion as to uncertainty, audit scope or accounting principles. However, the auditor's report to the financial statements for fiscal year ended December 31, 1999 is qualified as to IGCO's ability to continue as a going concern.

         IGCO's principal independent accountant from January 1, 1997 to August 8, 2000 was Johnson, Holscher & Company, P.C. of 5975 Greenwood Plaza Blvd., Suite 140, Greenwood Village, Colorado 80111. IGCO's principal independent accountant from August 9, 2000 to the current date is Labonte & Co., 1205 - 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

     The directors and executive officers of IGCO are as follows:

Name                      Age                 Position with IGCO
----                      ---                 ------------------

Gary J. Powers             53                 President and Director

Grant Atkins               40                 Secretary, Treasurer and Director

     The directors and executive officers of IGCO's wholly-owned subsidiary, International Gold Corporation ("INGC") are as follows:

Name                       Age                Position with INGC
----                       ---                ------------------

Gary J. Powers             53                 President, Secretary/Treasurer and
                                              Director

     The directors and executive officers of Intergold Mining Corporation are as follows:

Name                       Age                Position with Intergold Mining
----                       ---                ------------------------------

Grant Atkins               40                 President, Secretary/Treasurer and
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

         GRANT ATKINS has been the Secretary, Treasurer and a Director of IGCO since September of 1998. Mr. Atkins has also been the sole director and the President, Secretary and Treasurer of Intergold Mining Corporation since March of 1998. For the past six years, Mr. Atkins has been self-employed as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. Mr. Atkins has provided organization and controller duties in IGCO since its formation. Mr. Atkins is also the director and president for Vega-Atlantic Corporation, an OTC Bulletin Board public company engaged in the exploration and development of gold and other minerals within the United States and internationally, and Hadro Resources, Inc., an OTC Bulletin Board public company engaged in oil and natural gas exploration and development within the United States and internationally.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers and Directors

         As of the date of this Annual Report, all directors of IGCO and INGC may receive $500 per month in director's fees for their roles as directors. All officers of IGCO are to be paid up to $5,000 per month for their executive officer roles. Gary Powers, the President of IGCO, currently invoices IGCO through Guest Investments Ltd ("Guest Investments") for management consulting services performed. Grant Atkins derives remuneration from IGCO directly and through Investor Communications International, Inc. ("ICI"), which provides a wide range of management, financial and administrative services to IGCO. Grant Atkins also derives remuneration directly and through Amerocan Marketing, Inc. ("Amerocan"), which provides a wide range of management, financial and administrative services to INGC.

         As of fiscal year ended December 31, 2000, IGCO accrued approximately $53,000 and paid approximately $46,500 to its officers and directors as executive compensation. IGCO (i) accrued $6,000 in director fees to Gary Powers and paid $0; (ii) accrued $6,000 in director fees to Grant Atkins and paid $0;
(iii) accrued $2,000 in director fees to Harold Gooding and paid $13,500; (iv) accrued $603,647.13 and paid approximately $230,872.13 to ICI for services rendered; (v) settled amount of $193,801 owed to ICI by issuance of 6,460,000 shares of common stock of IGCO; (vi) settled amounts owed to ICI of $150,000 by transfer and assignment of 1,000,000 shares of common stock of Goldstate Corporation held of record by IGCO; and (vii) accrued $30,000 in fees for services rendered by Grant Atkins and paid $30,000.

         As of fiscal year ended December 31, 2000, INGC (i) accrued $3,000 and paid approximately $3,000 to Guest Investments for services rendered, (ii) accrued $6,000 in director fees to Gary Powers and paid $0, (iii) accrued $184,516 and paid $0 to Amerocan for services rendered, (iv) settled amounts owed to Amerocan of $87,870 by issuance of 2,929,000 shares of common stock of IGCO, and (v) settled amounts owed to ICI of $4,932 by issuance of 138,000 shares of common stock of IGCO.

         Of the amounts paid to Guest Investments during fiscal year 2000, Gary Powers received approximately $3,000. Of the amounts paid to ICI during the fiscal year 2000, Grant Atkins received approximately $27,500, and Gary Powers received approximately $30,000. Of the amounts paid to Amerocan during fiscal year 2000, Grant Atkins received $0 and Gary Powers received $0. See "Summary Compensation Table" below.

         All executive officers and directors of IGCO are reimbursed for any out-of-pocket expenses incurred by them on behalf of IGCO. Executive compensation is subject to change concurrent with IGCO requirements. None of the officers and directors of IGCO are officers or directors of Amerocan or ICI, nor does IGCO own of record capital stock of Amerocan or ICI although certain officers or directors comprise the management teams of Amerocan and ICI.

Summary Compensation Table
--------------------------

                               Annual Compensation           Awards      Payouts
                              ---------------------       -------------  -------
                                 $      $       $          $       #       $
Name and Position             Salary  Bonus   Other       RSA   Options    LTIP
--------------                ------  -----   -----       ---   -------  ------
                                                   (1)
Gary Powers             1998     0      0    $10,000       0       0       0
Pres./Director          1999     0      0    $57,000       0       0       0
                        2000     0      0    $33,000       0       0       0

                                                   (1)
Grant Atkins            1998     0      0    $55,000       0       0       0
Secretary/Director      1999     0      0    $61,000       0       0       0
                        2000     0      0    $57,500       0       0       0

                                                   (1)
Harold Gooding          1998     0      0    $ 7,500       0       0       0
Director                1999     0      0    $    0        0       0       0
                        2000     0      0    $13,500       0       0       0

Michael Mehrtens, Ph.D. 1998       0     0  $200,000       0       0       0
Chief Geologist,        1999       0     0  $ 97,425       0       0       0
Consultant              2000       0     0  $      0       0       0       0


(1) Received pursuant to respective contractual arrangements between IGCO and Guest Investments, Ltd., and/or Amerocan Marketing, Inc. and/or ICI.

(2)  Received  pursuant  to  contractual   arrangement   between  IGCO  and  MBM
     Consultants, Inc.


Non-Qualified Stock Option Plan
-------------------------------

         During fiscal years ended 1999 and 2000, the Board of Directors of IGCO authorized the grant of stock options to certain officers, directors and significant consultants as reflected below in the "Aggregated Options/SAR Exercises and Fiscal Year-End Options/SAR Value Table". As of the date of this Annual Report, none of the officers, directors or significant consultants have exercised such stock options.

Aggregated Options/SAR Exercises and Fiscal Year-End Options/SAR Value Table

--------------------------------------------------------------------------------
                    Number of    Date of Grant   Exercise Price      Date of
                 Shares Granted                                     Expiration
--------------------------------------------------------------------------------

Harold Gooding     100,000         6-Jan-99          $0.50        Dec. 27, 2017
                   100,000         6-Jan-99          $1.00        Dec. 27, 2017
Gary Powers         50,000         6-Jan-99          $0.50        Dec. 27, 2017
                    50,000         6-Jan-99          $1.00        Dec. 27, 2017
Brent Pierce       850,000         6-Jan-99          $0.50        Dec. 27, 2017
                   500,000         6-Jan-99          $1.00        Dec. 27, 2017
Grant Atkins       500,000         6-Jan-99          $0.50        Dec. 27, 2017
                   500,000         6-Jan-99          $1.00        Dec. 27, 2017
Michael Merhtens   200,000         6-Jan-99          $0.50        Dec. 27, 2017
Herb Ackerman      100,000         6-Jan-99          $0.50        Dec. 27, 2017
                   100,000         6-Jan-99          $1.00        Dec. 27, 2017
Marcus Johnson     200,000         3-Mar-99          $0.50        Dec. 27, 2017
                   200,000         3-Mar-99          $1.00        Dec. 27, 2017

Total            3,450,000
--------------------------------------------------------------------------------

No share options have been exercised as at the date of this Annual Report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of Common Stock of IGCO owned of record or beneficially by each person who owned of record, or was known by IGCO to own beneficially, more than five percent (5%) of IGCO's Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Annual Report.


-------------------------------------------------------------------------------------------------------------
Title of Class             Name and Address                 Amount and Nature         Percent
                          of Beneficial Owner               of Beneficial Owner       of Class
-------------------------------------------------------------------------------------------------------------
                                                                     (1)
Common Stock               Alexander Cox                    13,245,000                16.32%
                           428 - 755 Burrard Street
                           Vancouver, British Columbia
                           Canada V6Z 1X6
                                                                     (1)
Common Stock               Calista Capital Corporation      10,059,963                12.40%
                           P.O. Box W-961
                           St. Johns, Antigua
                                                                     (1)
Common Stock               Buffy Holdings Ltd.               8,467,400                10.44%
                             C/O Frederick Gottlieb
                           P.O. Box AB20405
                           Marsh Harbor, Abaco Bahamas
                                                                     (1)
Common Stock               Intergold Mining Corporation     17,424,300                21.48%
                          3305 W. Spring Mountain Road
                           Suite 60
                             Las Vegas, Nevada 89102
                                                                     (1)
Common Stock               Investor Communications           6,992,000                8.62%
                               International, Inc.
                          435 Martin Street, Suite 2000
                            Blaine, Washington 98320
                                                                     (1)
Common Stock               Amerocan Marketing, Inc.          6,917,000                8.52%
                             219 Broadway, Suite 505
                         Laguna Beach, California 92651
                                                                     (1)
Common Stock               Phoenix Asset Corp.               5,709,300                7.03%
                           P.O. Box W-960
                           St. Johns, Antigua
                                                                     (2)
Common Stock               All officers and directors as a   1,100,000                0.14%
                           Group (2 persons)

 --------------------------------------------------------------------------------------------------------------

(1)
  These are restricted shares of Common Stock.
(2)
  Includes the assumption of the exercise of options by each option holder pursuant to the terms of the Non-Qualified Stock Option Plan to purchase an aggregate of 1,100,000 shares of restricted Common Stock at $0.50 per share and $1.00 per share, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On December 11, 1997, IGCO and its wholly-owned subsidiary, INGC, and Goldstate Corporation ("GDSS") entered into a joint venture agreement pertaining to the joint exploration of gold and silver on the Blackhawk II Property (the "Joint Venture Agreement"). Pursuant to the terms of the Joint Venture Agreement, GDSS paid $100,000 and issued 1,000,000 shares of its restricted common stock to IGCO in exchange for the purchase of a future profit sharing interest. The terms of the Joint Venture Agreement further provided that GDSS would be the operating partner and be responsible solely for providing funding for all exploration expenses to be incurred on the Blackhawk II Property. In accordance with the terms of the Joint Venture Agreement, GDSS would receive eighty percent (80%) of the net profits realized from the joint venture until its invested capital is repaid, and IGCO and INGC would receive twenty percent (20%) of the net profits realized from the joint venture. After the invested capital by GDSS had been repatriated, GDSS would then receive fifty-one percent (51%) of the net profits realized from the joint venture and IGCO and INGC would retain forty-nine percent (49%) of the net profits realized from the joint venture. GDSS also agreed to contribute all future capital requirements for the further exploration and mining operation costs of the claims on the Blackhawk II Property.

         As of the date of this Annual Report, IGCO and GDSS have mutually agreed to suspend GDSS's obligations and duties under the Joint Venture Agreement until resolution of the litigation against AuRIC and Dames & Moore.

         The officers/directors of IGCO are engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. Certain conflicts of interest, therefore, may arise between IGCO and the respective officer/director. Such conflicts can be resolved through the exercise by such officer/director of judgment consistent with his fiduciary duties to GDSS. The officers/directors of IGCO intend to resolve such conflicts in the best interests of IGCO. Moreover, the officers/directors will devote their time to the affairs of IGCO as they deem necessary.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed as part of this Annual Report: None.

     (b) Reports on Form 8-K - None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERGOLD CORPORATION

Dated: March 29, 2001                     By: /s/  GARY POWERS
                                              ----------------------------------
                                              Gary Powers, President


Dated: March 29, 2001                     By: /s/  GRANT ATKINS
                                              ----------------------------------
                                              Grant Atkins, Secretary