Form 10QSB
period 2001-03-31
INTERGOLD CORP
filed 2001-05-30
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

Class                                  Outstanding as of May 11, 2001

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

                     INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  March 31, 2001


                                                                         Page
                                                                         ----

Consolidated Balance Sheets                                               2

Interim Consolidated Statements of Operations                             3

Interim Consolidated Statements of Cash Flows                             4

Notes to Interim Consolidated Financial Statements                        5


                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEETS



                                                                                               March 31, 2001     December 31,
                                                                                                                          2000
-------------------------------------------------------------------------------------------------------------- ----------------
                                                                                                  (Unaudited)
                                                            ASSETS

CURRENT ASSETS
   Cash                                                                                          $        101     $        406

PROPERTY PLANT AND EQUIPMENT (net of accumulated depreciation)                                          2,814            2,962
-------------------------------------------------------------------------------------------------------------- ----------------

                                                                                                 $      2,915     $      3,368
============================================================================================================== ================


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                              $    484,310     $    404,482
   Advances payable (Note 3)                                                                        1,100,245          898,545
   Directors fees payable                                                                              56,500           52,000
   Notes payable (Note 4)                                                                             551,890          551,890
   Accrued Series A warrant redemption payable                                                         60,000           60,000
   Accrued interest payable                                                                           291,007          260,523
-------------------------------------------------------------------------------------------------------------- ----------------

                                                                                                    2,543,952        2,227,440
-------------------------------------------------------------------------------------------------------------- ----------------

CONTINGENCIES (Notes 1 & 9)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)
   Common stock $.00025 par value; 125,000,000 shares authorized
      81,140,600 shares issued and outstanding                                                         20,284           20,284
   Preferred stock, $.001 par value; 75,000,000 shares authorized
      Issued and outstanding
      Series A - 6,200,000 shares                                                                       6,200            6,200
      Series B - 2,510,000 shares                                                                       2,510            2,510
      Upon liquidation, Series A shares have a $.25 per share preference over other preferred or common stock, Series B shares have a $.50 preference over common stock
   Additional paid-in capital                                                                      10,317,039       10,317,039
   Deficit accumulated during the exploration stage                                               (12,887,070)     (12,570,105)
-------------------------------------------------------------------------------------------------------------- ----------------

                                                                                                   (2,481,037)      (2,224,072)
-------------------------------------------------------------------------------------------------------------- ----------------

                                                                                                 $      2,915     $      3,368
============================================================================================================== ================


 The accompanying notes are an integral part of these interim consolidated financial statements


                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                            Three months     Three months      July 26, 1996
                                                                             ended March      ended March     (inception) to
                                                                               31, 2001         31, 2000      March 31, 2001
-----------------------------------------------------------------------------------------------------------------------------

REVENUE
   Other income                                                              $         -      $         -      $       1,699
-----------------------------------------------------------------------------------------------------------------------------

EXPENSES                                                                                                -
   Property exploration expenses                                                   1,600           15,239          5,883,678
   Consulting                                                                          -                -            228,451
   Directors fees                                                                  4,500                -             78,000
   General and administrative                                                    183,227          306,656          3,620,494
   Interest expense                                                               30,484           28,221            316,325
   Loss on settlement of debt                                                          -                -          1,424,213
   Professional fees                                                              97,154                -            934,562
   Realized loss on sale of available for sale investment                              -           20,000             20,000
   Travel                                                                              -                -            147,371
-----------------------------------------------------------------------------------------------------------------------------

                                                                                 316,965          370,116         12,593,094
----------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                                      $  (316,965)     $  (370,116)     $ (12,651,395)
=============================================================================================================================




BASIC NET LOSS PER SHARE                                                     $   (0.0039)      $   (0.007)
=============================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    81,140,600       50,916,934
=============================================================================================================================


 The accompanying notes are an integral part of these interim consolidated financial statements


                                                INTERGOLD CORPORATION
                                            (An Exploration Stage Company)

                                    INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (Unaudited)

                                                                                                                 July 26, 1996
                                                                              Three months      Three months    (inception) to
                                                                               ended March     ended March 31,   March 31, 2001
                                                                                 31, 2001            2000
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                       $ (316,965)       $ (370,116)    $ (12,651,395)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Depreciation and amortization                                                      148               148             1,486
  - Loss on settlement of debt                                                           -                 -         1,424,213
  - Loss on sale of investment                                                           -            20,000            20,000
  - Changes in working capital assets and liabilities
       Prepaid expenses                                                                  -             5,000                 -
       Advances payable                                                            180,000                 -           180,000
       Accounts payable                                                             79,828            15,438           484,310
       Accrued interest payable                                                     30,484            28,221           316,318
       Directors fees payable                                                        4,500             6,000            56,500
-------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                        (22,005)         (295,309)      (10,168,568)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of available-for-sale investments                                          -                 -          (170,000)
  Equipment purchases                                                                    -                 -            (4,300)
-------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                                 -                 -          (174,300)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                                   -                 -            14,831
  Sale of Series A preferred stock                                                       -                 -            10,000
  Sale of Series B preferred stock                                                       -                 -             2,510
  Additional paid-in capital                                                             -                 -         8,108,427
  Net advances received                                                             21,700           313,783         1,655,311
  Note payable                                                                           -                 -           551,890
-------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                            21,700           313,783        10,342,969
-------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                           (305)           18,474               101
CASH, BEGINNING OF PERIOD                                                              406             1,469                 -
-------------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                             $      101        $   19,943     $         101
===============================================================================================================================

 The accompanying notes are an integral part of these interim consolidated financial statements

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)



NOTE 1:  NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company is in the exploration stage of its mineral property development. To date, the Company has not generated significant revenues from operations and has a working capital deficit of $2,542,851 and a stockholders' deficit of $2,481,037 at March 31, 2001. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, settling its outstanding debts and lawsuits and on the future development of the Company's mineral claims or a new business venture. Advances from certain significant shareholders will form the primary source of short-term funding for the Company during the next twelve months. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, International Gold Corporation. International Gold Corporation was acquired by purchase on July 23, 1997. The acquisition of International Gold Corporation has been accounted for on the purchase method of accounting. All significant intercompany transactions and account balances have been eliminated.

MINERAL PROPERTY COSTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven reserves on its mineral properties.

LOSS PER SHARE
As of March 31, 2001, there were 3,450,000 exercisable options, 8,710,000 shares of convertible preferred stock and 2,510,000 common stock warrants that can be converted into a total of 14,670,000 shares of common stock. As these options, convertible preferred stock and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

DEPRECIATION
The Company depreciates equipment over 7 years using the straight-line method.

INTERGOLD CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------
(Unaudited)


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS
The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in respect to stock options granted to employees and officers using the intrinsic value based method in accordance with APB 25. Stock options granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

RECENT ACCOUNTING PRONOUNCEMENTS
On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock
Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998. The Company has determined that the implementation of this standard does not have a material impact on its financial statements.

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

INTERGOLD CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------
(Unaudited)


NOTE 3:  ADVANCES PAYABLE

Advances are comprised of the following:


         Sonanini Holdings Ltd.                               $   442,770
         Investor Communications International, Inc.              431,975
         Amerocan Marketing, Inc.                                  90,000
         Tristar Financial Services Ltd.                          135,500
                                                              -----------
                                                              $ 1,100,245
                                                              ===========

The advances bear 10% simple interest and are due on demand. There is $248,235 of interest accrued on the advances as of March 31, 2001. See Note 8 - Related Party Transactions.


NOTE 4:  NOTES PAYABLE

Auric Metallurgical Laboratories, LLC, pursuant to the technology sub-license  agreement dated March 18, 1999,  bearing interest at
3%  per  annum,  simple  interest  on  the  balance  outstanding.
Maturity was to be upon transfer of technology  described in Note
7.  Accrued  interest on the note  through  March 31, 2001 totals
$15,262                                                                $ 250,000

Geneva  Resources,  Inc.  pursuant to the technology  sub-license agreement dated March 18, 1999, bearing interest at 3% per annum, simple  interest on the balance  outstanding.  Maturity was to be upon transfer of technology described in Note 7. Accrued interest
on the note through March 31, 2001 totals $15,262                        250,000

Sonanini Holdings Ltd., bearing interest at 7% per annum,  simple interest on the balance outstanding.  The note is dated August 6,
1998 and has no stated  maturity  date.  Accrued  interest on the
note through March 31, 2001 totals $9,277                                 50,000

For the redemption of 1,889,750 shares of restricted common stock
of the Company payable at par value of $.00025.                            1,890
                                                                       ---------

                                                                       $ 551,890
                                                                       =========

NOTE 5:  STOCKHOLDERS' EQUITY

As of March 31, 2001, there are 6,200,000 Series A preferred shares and 6,200,000 Series A warrants outstanding. If the Company's Series A Preferred shareholders elect to convert the remaining outstanding Series A Preferred stock, an additional 9,226,600 shares of common stock would be issued, including 3,026,600 shares in settlement of accrued 20% cumulative undeclared dividends totalling $756,650.

As of March 31, 2001, the Company has $497,750 of undeclared dividends on the Series B Preferred shares. If the Company's Series B Preferred shareholders elect to convert the remaining outstanding Series B Preferred stock, an additional 3,505,500 shares of common stock would be issued, consisting of 2,510,000 shares for the remaining preferred stock and 995,500 shares for the 20% cumulative undeclared dividends.


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

INTERGOLD CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------
(Unaudited)


NOTE 6:  EMPLOYEE STOCK OPTION PLAN (con't)

During the year ended December 31, 1999, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 2,000,000 options with an exercise price of $.50 per share of common stock and 1,450,000 options with an exercise price of $1.00 per common share. Selected information regarding the Company's employee stock options as of March 31, 2001 are as follows:

                                                        March 31, 2001
                                                -------------------------------
                                                                  Weighted
                                                  Number of        average
                                                   options      exercise price

     Outstanding at Beg. of Period                  3,450,000       $.71/share
     Outstanding at End of Period                   3,450,000       $.71/share
     Exercisable at End of Period                   3,450,000       $.71/share
     Options Granted                                3,450,000       $.71/share
     Options Exercised                                      -                -
     Options Forfeited                                      -                -
     Options Expired                                        -                -

As of March 31, 2001, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 16 years 97 days. There are 3,450,000 options that are exercisable with a weighted average exercise price of $.71 per share of common stock.


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

As of March 31, 2001 the promissory notes and common stock have been issued to the various parties, however, the related technology has not been transferred. These promissory notes become due and payable upon the transfer of the technology.

The Company has initiated legal proceedings  related to this agreement (See Note
9).


NOTE 8:  RELATED PARTY TRANSACTIONS

The Company, on January 1, 1999, entered into a management services agreement with Investor Communications, Inc. ("ICI") to provide management of the day-to-day operations of the Company. The management services agreement requires monthly payments not to exceed $75,000 for services rendered. The Company's subsidiary entered into a similar agreement on January 1, 1999 with Amerocan Marketing, Inc. ("Amerocan") with required monthly payments not to exceed $25,000 for services rendered.

Two officers and directors of Intergold Corporation have been contracted by ICI and Amerocan and are part of the management team provided to Intergold Corporation and its subsidiary. During the period ended March 31, 2001 a total of $180,000 was incurred to these private companies which are also significant shareholders for managerial, administrative and investor relations services provided to the Company and its subsidiary. During the period ended March 31, 2001 these companies paid a total of nil to these officers and directors for services provided to the Company and its subsidiary.

INTERGOLD CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------
(Unaudited)


NOTE 8:  RELATED PARTY TRANSACTIONS (con't)

During the period ended March 31, 2001 net cash advances of $1,200 was received from ICI. Interest of $30,485 was accrued on outstanding advances.

During the period ended March 31, 2001 Company accrued $4,500 for directors' fees. At March 31, 2001 $56,500 is owing to two directors.



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

On or about November 17, 1999, Auric, Dames & Moore, Daniele, and Altinay filed separate answers to the First Amended Complaint, along with counterclaims, and a Third Party Complaint against IGC, Geneva, the Company, and Brent Pierce ("Pierce") for breach of contract against Geneva, breach of contract against IGC, breach of contract against Pierce, defamation against the Company, IGC, Geneva and Pierce, injunctions against the Company, IGC, Geneva and Pierce, amongst other claims. In their defamation claim against the Company, the plaintiffs seek damages and punitive damages in an amount to be determined at trial, as well as attorney's fees and costs. In connection with their cause of action for preliminary and permanent injunctions against the Company, Auric and Altinay seek attorney's fees and costs.

On or about July 19, 2000, Geneva and IGC filed a Second Amended Complaint in which they also named Michael B. Mehrtens ("Mehrtens") and MBM Consultants Inc. ("MBM") as defendants in the Utah Lawsuit. On or about September 26, 2000, Mehrtens and MBM filed an Answer, Counterclaim and Third-Party Complaint in which Mehrtens asserted claims against the Company for Intentional Infliction of Emotional Distress for actual and punitive dames in an amount to be determined at trial; and Breach of Separation Agreement for actual damages in an amount to be determined at trial. MBM has also asserted a cause of action for Breach of Contract/Quantum Meruit against IGC for actual damages in an amount to be determined at trial.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         As of the date of this Quarterly Report, there has been no income realized from the business operations of the Company. During fiscal year ended December 31, 2000, the Company's primary source of financing was proceeds received by the Company from the conversion of Series A Warrants into shares of the Company's Common Stock at the redemption price of $0.25 per Series A Warrant and cash advances provided to the Company as debt. During fiscal year ended December 31, 2000, an aggregate of 3,000,000 Series A Warrants were converted into 3,000,000 shares of the Company's restricted Common Stock for an aggregate consideration of $750,000. Each Series A Preferred share is also convertible into one share of Common Stock of the Company and all then accrued and unpaid dividends are convertible into Common Stock at the conversion price of $0.25 per share. During fiscal year ended December 31, 2000, an aggregate of 1,100,000 Preferred Series A shares were converted into 1,100,000 shares of the Company's Common Stock and an additional 366,700 shares of the Company's Common Stock were issued as a dividend pursuant to such conversion.

         As of the date of this Quarterly Report, 6,200,000 Series A Preferred Stock and 6,200,000 Series A Warrants remain outstanding. If the Series A Preferred Stock is converted by the holders thereof, an additional 9,226,600 shares of Common Stock would be issued, including 3,026,600 shares of Common Stock as settlement of accrued 20% cumulative undeclared dividends on the Series A Preferred Stock totaling approximately $756,650.

         As of the date of this Quarterly Report, 2,510,000 shares of Series B Preferred Stock remain outstanding and, if converted, an additional 2,510,000 shares of Common Stock would be issued, including 995,5000 shares of Common Stock as settlement of accrued 20% cumulative undeclared dividends on the Series B Preferred Stock totaling approximately $497,750.

RESULTS OF OPERATION

Three-Month Period Ended March 31, 2001 Compared to Three-Month Period Ended March 31, 2000

         The Company's net losses for the three-month period ended March 31, 2001 were approximately $256,965 compared to a net loss of approximately $370,116 in the corresponding period of 2000. During the three-month period ended March 31, 2001 and March 31, 2000, the Company recorded no income.

         During the three-month period ended March 31, 2001, the Company recorded operating expenses of $256,965 compared to $370,116 of operating expenses recorded in the same period for 2000. Property exploration expenses decreased by approximately $13,639 during the three-month period ended March 31, 2001 from $15,239 incurred during the three-month period ended March 31, 2000 compared to $1,600 incurred during the three-month period ended March 31, 2001. This decrease in property exploration expenses resulted from suspension of any further exploration of the Blackhawk Property and the cessation of work orders for research, development and metallurgical services compared to the significant property exploration expenses incurred in the same period for 2000 relating to amounts paid by the Company for research, development and metallurgical services performed associated with contractual agreements between the Company and AuRIC Metallurgical Laboratories LLC ("AuRIC"), Dames & Moore ("Dames & Moore") and Geneva Resources, Inc. ("Geneva"), respectively.

         General and administrative expenses also decreased by approximately $123,429 during the three-month period ended March 31, 2001 from $306,656 incurred during the three-month period ended March 31, 2000 compared to $183,227 incurred during the three-month period ended March 31, 2001. This decrease in administrative expenses was due primarily to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to exploration and administration of the Blackhawk Property. Of the $183,227 incurred as administrative expenses during the three-month period ended March 31, 2001, $180,000 was incurred payable to Investor Communications International, Inc. ("ICI") and Amerocan Marketing, Inc. ("Amerocan") for services rendered by ICI and Amerocan including, but not limited to, financial, administrative and metals exploration management. During the three-month period ended March 31, 2001, the Company paid $-0- to ICI and Amerocan towards the amount due and owing. Two of the Company's officers/directors are contracted by ICI and Amerocan and are part of the management team provided by ICI and Amerocan to the Company.

         During the three-month period ended March 31, 2001, the Company recorded a loss of $256,965. As discussed above, the decrease in net loss during the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000 is attributable primarily to the substantial decrease in general and administrative expenses. The Company's net earnings (losses) during the three-month period ended March 31, 2001 were approximately ($256,965) or ($0.0032) per share compared to a net loss of approximately ($370,116) or ($0.007) per share during the three-month period ended March 31, 2000. The weighted average number of shares outstanding were 81,140,600 for the three-month period ended March 31, 2001 compared to 50,916,934 for the three-month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

         As of the three-month period ended March 31, 2001, the Company's total assets were $2,915 compared to total assets of $3,368 for fiscal year ended December 31, 2000. This decrease in total assets from fiscal year ended 2000 was due primarily to a decrease in cash and cash equivalents.

         As of the three-month period ended March 31, 2001, the Company's total liabilities were $2,483,952 compared to total liabilities of $2,227,440 for fiscal year ended December 31, 2000. This increase in liabilities from from fiscal year ended December 31, 2000 was due primarily to an increase in advances due and owing by the Company to significant shareholders and debt holders in the amount of $201,700 and an increase in accrued interest payable in the amount of $30,484.

         Stockholders' deficit increased from ($2,224,072) for fiscal year ended December 31, 2000 to ($2,481,037) for the three-month period ended March 31, 2001.

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

         On or about November 17, 1999, AuRIC, Dames & Moore, Richard Daniele and Ahmet Altinay filed separate answers to the amended complaint, along with counterclaims and a third party complaint against Geneva, INCG, the Company and Brent Pierce for breach of contract against Geneva, breach of contract against INCG, breach of contract against Pierce, defamation against the Company, INCG, Geneva and Pierce, injunctions against the Company, INCG, Geneva and Pierce, amongst other claims. In their defamation claim against the Company, the plaintiffs seek damages and punitive damages in an amount to be determined at trial, as well as attorney's fees and costs. In connection with the cause of action for preliminary and permanent injunctions against the Company, AuRIC and Ahmet Altinay seek attorney's fees and costs.

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

         On approximately June 14, 2000, Dames & Moore filed an action against the Company, INGC and others in the District Court of the Fifth Judicial District of the State of Idaho, in and for the County of Lincoln (the "Idaho Lawsuit"). In the Idaho Lawsuit, Dames & Moore seeks foreclosure of a lien against the Company and/or INGC which purportedly arose in favor of Dames & Moore. Dames & Moore seeks to have the mining claims sold to compensate Dames & Moore for its services, materials and equipment. Dames & Moore also seeks its fees and costs incurred in enforcing its claimed lien. The Company and INGC filed an answer on or about August 8, 2000. No discovery has occurred in the Idaho Lawsuit. The Company intends to vigorously contest the claims and allegations of Dames & Moore.

         Due to the Company's knowledge that the Blackhawk Property's unpatented lode mining claims do not contain commercial quantities of gold or silver, IGCO has ceased to maintain and pay annual fees relating to most of the Blackhawk Property claimed areas, except for certain claims relating to the litigation. Moreover, management deems the proprietary technology purported to be developed by AuRIC and verified by Dames & Moore is crucial with respect to successful exploration of the Blackhawk Property. Management has suspended exploration of the Blackhawk Property and works exclusively towards resolution of the legal proceedings. Management believes that the legal proceedings will prove that the alleged proprietary technology is invalid.

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


                                             INTERGOLD CORPORATION

Dated: May 14, 2001                          By:/s/ GARY POWERS
                                             ---------------------------
                                             Gary Powers, President



Dated: May 14, 2001                          By:/s/GRANT ATKINS
                                             ----------------------------
                                             Grant Atkins, Secretary