Form 10QSB
period 2001-06-30
INTERGOLD CORP
filed 2001-08-14
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

Class                                  Outstanding as of August 11, 2001

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

                                   June 30, 2001


                                                                         Page
                                                                         ----

Consolidated Balance Sheets                                               3

Interim Consolidated Statements of Operations                             4

Interim Consolidated Statements of Cash Flows                             5

Notes to Interim Consolidated Financial Statements                        6


                                           INTERGOLD CORPORATION
                                      (An Exploration Stage Company)

                                        CONSOLIDATED BALANCE SHEETS

                                                                                June 30, 2001   December 31,
                                                                                                    2000
                                                                                ------------    ------------
                                                                                (Unaudited)
                                                  ASSETS
CURRENT ASSETS
   Cash                                                                         $        121    $        406

FIXED ASSETS                                                                           2,666           2,962
                                                                                ------------    ------------

                                                                                $      2,787    $      3,368
                                                                                ============    ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                             $    701,182    $    404,482
   Advances payable (Note 3)                                                       1,297,595         898,545
   Directors fees payable                                                             61,000          52,000
   Notes payable (Note 4)                                                            551,890         551,890
   Accrued Series A warrant redemption payable                                        60,000          60,000
   Accrued interest payable                                                          326,353         260,523
                                                                                ------------    ------------

                                                                                   2,998,020       2,227,440
                                                                                ------------    ------------

CONTINGENCIES (Notes 1 & 9)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)
   Common stock $.00025 par value; 125,000,000 shares authorized
      81,140,600 shares issued and outstanding                                        20,284          20,284
   Preferred stock, $.001 par value; 75,000,000 shares authorized
      Issued and outstanding
      Series A - 6,200,000 shares                                                      6,200           6,200
      Series B - 2,510,000 shares                                                      2,510           2,510
      Upon liquidation, Series A shares have a $.25 per share preference over other preferred or common stock, Series B shares have a $.50 preference over common stock
   Additional paid-in capital                                                     10,317,039      10,317,039
   Deficit accumulated during the exploration stage                              (13,341,266)    (12,570,105)
                                                                                ------------    ------------

                                                                                  (2,995,233)     (2,224,072)
                                                                                ------------    ------------

                                                                                $      2,787    $      3,368
                                                                                ============    ============


       The accompanying notes are an integral part of these interim consolidated financial statements



                                                  INTERGOLD CORPORATION
                                             (An Exploration Stage Company)

                                      INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (Unaudited)


                                                      June 30,
                                                 Three months    Three months      Six months      Six months   July 26, 1996
                                                   ended June      ended June      ended June      ended June  (inception) to
                                                     30, 2001        30, 2000        30, 2001        30, 2000   June 30, 2001
                                                 ------------    ------------    ------------    ------------    ------------
REVENUE
   Other income                                  $       --      $       --      $       --      $       --      $      1,699
                                                 ------------    ------------    ------------    ------------    ------------

EXPENSES                                                 --
   Property exploration expenses                         --            22,114           1,600          37,353       5,883,678
   Consulting                                          47,679            --            47,679            --           276,130
   Directors fees                                       4,500            --             9,000            --            82,500
   General and administrative                         167,341         425,742         350,568         732,398       3,787,836
   Interest expense                                    35,346          14,886          65,830          43,107         351,670
   Loss on settlement of debt                            --              --              --              --         1,424,213
   Professional fees                                  259,330            --           296,484            --         1,133,892
   Realized loss on sale of available for sale
      investment                                         --              --              --            20,000          20,000
   Travel                                                --              --              --              --           147,371
                                                 ------------    ------------    ------------    ------------    ------------
                                                      514,196         462,742         771,161         832,858      13,107,290
                                                 ------------    ------------    ------------    ------------    ------------

NET LOSS FOR THE PERIOD                          $   (514,196)   $   (462,742)   $   (771,161)   $   (832,858)   $(13,105,591)
                                                 ============    ============    ============    ============    ============




BASIC NET LOSS PER SHARE                         $     (0.006)   $     (0.006)   $     (0.009)   $     (0.013)
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                   81,140,600      79,846,154      81,140,600      65,269,753
                                                 ============    ============    ============    ============


       The accompanying notes are an integral part of these interim consolidated financial statements



                                                  INTERGOLD CORPORATION
                                             (An Exploration Stage Company)

                                      INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (Unaudited)


                                                                               Six months      Six months   July 26, 1996
                                                                           ended June 30,  ended June 30,  (inception) to
                                                                                     2001            2000   June 30, 2001
                                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                    $   (771,161)   $   (832,858)   $(13,105,591)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Depreciation                                                                      296             296           1,782
  - Loss on settlement of debt                                                       --              --         1,424,213
  - Loss on sale of investment                                                       --            20,000          20,000
  - Changes in working capital assets and liabilities
       Prepaid expenses                                                              --             5,000            --
       Advances payable                                                           343,000            --           343,000
       Accounts payable                                                           296,700        (114,197)        701,034
       Accrued interest payable                                                    65,830          43,107         351,664
       Directors fees payable                                                       9,000          (2,500)         61,000
                                                                             ------------    ------------    ------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                       (56,335)       (881,152)    (10,202,898)
                                                                             ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of available-for-sale investments                                      --              --          (170,000)
  Equipment purchases                                                                --              --            (4,300)
                                                                             ------------    ------------    ------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                             --              --          (174,300)
                                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                               --               750          14,831
  Sale of Series A preferred stock                                                   --              --            10,000
  Sale of Series B preferred stock                                                   --              --             2,510
  Additional paid-in capital                                                         --           749,250       8,108,427
  Net advances received                                                            56,050         160,807       1,689,661
  Note payable                                                                       --              --           551,890
                                                                             ------------    ------------    ------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                           56,050         910,807      10,377,319
                                                                             ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                                          (285)         29,655             121
CASH, BEGINNING OF PERIOD                                                             406           1,469            --
                                                                             ------------    ------------    ------------

CASH, END OF PERIOD                                                          $        121    $     31,124    $        121
                                                                             ============    ============    ============


              The accompanying notes are an integral part of these interim consolidated financial statements

                                                         5

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 1: NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company is in the exploration stage of its mineral property development. To date, the Company has not generated significant revenues from operations and has a working capital deficit of $2,997,889 and a stockholders' deficit of $2,995,233 at June 30, 2001. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, settling its outstanding debts and lawsuits and on the future development of the Company's mineral claims or a new business venture. Advances from certain significant shareholders will form the primary source of short-term funding for the Company during the next twelve months. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, International Gold Corporation (IGC). IGC was acquired by purchase on July 23, 1997. The acquisition of IGC has been accounted for on the purchase method of accounting. All significant intercompany transactions and account balances have been eliminated.

Mineral property costs
----------------------
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven reserves on its mineral properties.

Loss Per Share
--------------
As of June 30, 2001, there were 3,450,000 exercisable options, 8,710,000 shares of convertible preferred stock and 2,510,000 common stock warrants that can be converted into a total of 14,670,000 shares of common stock. As these options, convertible preferred stock and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

Depreciation
------------
The Company depreciates equipment over 7 years using the straight-line method.

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


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

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 3: ADVANCES PAYABLE

Advances payable are comprised of cash advances and accrued fees and expenses as follows:

            Sonanini Holdings Ltd.                        $  442,770
            Investor Communications International, Inc.      580,275
            Amerocan Marketing, Inc.                         120,000
            Tristar Financial Services Ltd.                  145,400
            Brent Pierce                                       9,150
                                                          ----------
                                                          $1,297,595
                                                          ==========

The advances bear 10% simple interest and are due on demand. There is $281,927 of interest accrued on the advances as of June 30, 2001. See Note 8 - Related Party Transactions.


NOTE 4: NOTES PAYABLE

Auric Metallurgical Laboratories, LLC, pursuant to the technology sub-license agreement dated March 18, 1999, bearing interest at 3%
per annum, simple interest on the balance outstanding. Maturity was to be upon transfer of technology described in Note 7. Accrued
interest on the note through June 30, 2001 totals $17,137.           $ 250,000

Geneva Resources, Inc. pursuant to the technology sub-license agreement dated March 18, 1999, bearing interest at 3% per annum, simple interest on the balance outstanding. Maturity was to be upon transfer of technology described in Note 7. Accrued interest on the
note through June 30, 2001 totals $17,137.                             250,000

Sonanini Holdings Ltd., bearing interest at 7% per annum, simple interest on the balance outstanding. The note is dated August 6,
1998 and has no stated maturity date. Accrued interest on the note
through June 30, 2001 totals $10,152.                                   50,000

For the redemption of 1,889,750 shares of restricted common stock of
the Company payable at par value of $.00025.                             1,890
                                                                     ---------

                                                                     $ 551,890
                                                                     =========

NOTE 5: STOCKHOLDERS' EQUITY

As of June 30, 2001, there are 6,200,000 Series A preferred shares issued and outstanding. If the Company's Series A Preferred shareholders elect to convert the remaining outstanding Series A Preferred stock, an additional 9,540,000 shares of common stock would be issued, including 3,340,000 shares in settlement of accrued 20% cumulative undeclared dividends totalling $835,000.

As of June 30, 2001, the Company has $561,250 of undeclared dividends on the Series B Preferred shares. If the Company's Series B Preferred shareholders elect to convert the remaining outstanding Series B Preferred stock, an additional 3,632,500 shares of common stock would be issued, consisting of 2,510,000 shares for the remaining preferred stock and 1,122,500 shares for the 20% cumulative undeclared dividends.


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

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 6: EMPLOYEE STOCK OPTION PLAN (con't)

During the year ended December 31, 1999, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 2,000,000 options with an exercise price of $.50 per share of common stock and 1,450,000 options with an exercise price of $1.00 per common share. Selected information regarding the Company's employee stock options as of June 30, 2001 are as follows:

                                                   June 30, 2001
                                            ---------------------------
                                                            Weighted
                                            Number of       average
                                             options     exercise price
                                            ---------    --------------

     Outstanding at Beg. of Period          3,450,000       $.71/share
     Outstanding at End of Period           3,450,000       $.71/share
     Exercisable at End of Period           3,450,000       $.71/share
     Options Granted                        3,450,000       $.71/share
     Options Exercised                              -                -
     Options Forfeited                              -                -
     Options Expired                                -                -


As of June 30, 2001, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 16 years 180 days. There are 3,450,000 options that are exercisable with a weighted average exercise price of $.71 per share of common stock.


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

As of June 30, 2001 the promissory notes and common stock have been issued to the various parties, however, the related technology has not been transferred. These promissory notes become due and payable upon the transfer of the technology.

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

Two officers and directors of Intergold Corporation have been contracted by ICI and Amerocan and are part of the management team provided to Intergold Corporation and its subsidiary. During the period ended June 30, 2001 a total of $343,000 was incurred to these private companies which are also significant shareholders for managerial, administrative and investor relations services provided to the Company and its subsidiary. During the period ended June 30, 2001 these companies paid a total of $3,400 to these officers and directors for services provided to the Company and its subsidiary.

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 8: RELATED PARTY TRANSACTIONS (con't)

During the period ended June 30, 2001 net cash advances of $56,050 were received from ICI and other shareholders. Interest of $65,830 was accrued on outstanding advances.

During the period ended June 30, 2001 Company accrued $9,000 for directors' fees. At June 30, 2001 $61,000 is owing to two directors.


NOTE 9: LEGAL PROCEEDINGS AND CONTINGENCIES

On September 27, 1999, Geneva and IGC filed an action against Auric and Dames & Moore in the Third Judicial District court in and for Salt Lake County, State of Utah. On October 8, 1999, IGC and Geneva filed a First Amended Complaint in the Utah Lawsuit in which they added Ahmet Altinay ("Altinay") and Richard Daniele ("Daniele") as defendants. In the First Amended Complaint, IGC and Geneva assert causes of action for breaches of contract, specific performance, fraud, negligent misrepresentation, failure to repay advances, breach of fiduciary duties, and professional negligence in the license of metallurgical technology of engineering services related thereto.

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

On or about June 14, 2000, Dames & Moore filed an action against the Company, IGC, and others in the District Court of the Fifth Judicial District of the State of Idaho, in and for the County of Lincoln. In the Idaho lawsuit, Dames & Moore seeks foreclosure of a lien against the Company and/or IGC which purportedly arose in favour of Dames & Moore. Dames & Moore seeks to have the mining claims sold to compensate Dames & Moore for its services, materials, and equipment. Dames & Moore also seeks its fees and costs incurred in enforcing its claimed lien. IGC and the Company filed an Answer on or about August 8, 2000. No discovery has occurred in the Idaho Lawsuit. IGC has dropped the bulk of its mining claims, except for a small group related to this litigation, as Geneva and IGC believe that the mining claims contain no commercial quantifies of gold and silver.

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

Geneva and ING subsequently obtained an order from the District Court to grant its Motion to Compel. The Order requires that AuRIC and Dames & Moore produce the proprietary technology for Geneva's and ING's restricted use by its legal counsel and industry experts. Geneva and ING have obtained expert opinions as to the validity or ineffectiveness of the proprietary technology, as well as damage calculations.

On November 10, 2000, Geneva and ING filed motions for partial summary judgment against Dames & Moore and AuRIC. Subsequently, on March 19, 2001, the motions for partial summary judgment were denied. The court, however, provided a ninety-day period during which both parties were required to prepare for trial, and after such period the court would set a date for trial.

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 9: LEGAL PROCEEDINGS AND CONTINGENCIES (con't)

On June 22, 2001, the Company, ING, Geneva, Brent Pierce, MBM Consultants, Inc. and Michael B. Mehrtens entered into a settlement agreement (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, the parties agreed to treat the contents of the Settlement Agreement as strictly confidential and to not disclose such terms and provisions to anyone.

As of the date of this Quarterly Report, various depositions have been taken by various parties to the lawsuit. Discovery and document production have been conducted by both sides to the dispute. At a scheduling conference on July 31, 2001, the Court set trial of these cases for fifteen days, beginning October 16, 2001. All dispositive motions will be heard by September 14, 2001 and discovery must be completed by October 5, 2001. The Court has denied Plaintiffs' motion for leave to amend the Complaint to assert an action against Dames & Moore for fraud. Plaintiffs are considering the possibility of an appeal. Trial preparation and discovery are continuing.

Due to the Company's belief that the Vega Property's unpatented lode mining claims do not contain commercial quantities of gold or silver and that management deems the proprietary technology purported to be developed by AuRIC and verified by Dames & Moore crucial with respect to successful exploration of the Vega Property, management has suspended exploration of the Vega Property. As a result, the Company holds no lode mining claims relating to the Joint Venture Agreement or the Vega Property. Management of the Company believes the legal proceedings will prove that the alleged proprietary technology is invalid.

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

     As of the date of this Quarterly Report, 6,200,000 Series A Preferred shares remain outstanding. If the Series A Preferred Stock is converted by the holders thereof, an additional 9,540,000 shares of Common Stock would be issued, including 3,340,600 shares of Common Stock as settlement of accrued 20% cumulative undeclared dividends on the Series A Preferred Stock totaling approximately $835,000.

     As of the date of this Quarterly Report, 2,510,000 shares of Series B Preferred Stock remain outstanding and, if converted, an additional 3,632,500 shares of Common Stock would be issued, including 1,112,500 shares of Common Stock as settlement of accrued 20% cumulative undeclared dividends on the Series B Preferred Stock totaling approximately $561,250.

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2001 Compared to Six-Month Period Ended June 30, 2000

     The Company's net losses for the six-month period ended June 30, 2001 were approximately $771,161 compared to a net loss of approximately $832,858 in the corresponding period of 2000. During the six-month periods ended June 30, 2001 and June 30, 2000, the Company recorded no income.

     During the six-month period ended June 30, 2001, the Company recorded operating expenses of $771,161 compared to $832,858 of operating expenses recorded in the same period for 2000. Property exploration expenses decreased by approximately $35,753 during the six-month period ended June 30, 2001 from $37,353 incurred during the six-month period ended June 30, 2000 compared to $1,600 incurred during the six-month period ended June 30, 2001. This decrease in property exploration expenses resulted from suspension of any further exploration of the Blackhawk Property and the cessation of work orders for research and project development compared to the property exploration expenses incurred in the same period for 2000.

     General and administrative expenses also decreased by approximately $381,830 during the six-month period ended June 30, 2001 from $732,398 incurred during the six-month period ended June 30, 2000 compared to $350,568 incurred during the six-month period ended June 30, 2001. Although professional fees relating to the litigation were incurred in the amount of $296,484, the decrease in administrative expenses was due primarily to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to exploration and administration of the Blackhawk Property. See "Part II. Other Information. Item 1. Legal Proceedings." Of the $350,568 incurred as administrative expenses during the six-month period ended June 30, 2001, $343,000 was incurred payable to Investor Communications International, Inc. ("ICI") and Amerocan Marketing, Inc. ("Amerocan") for services rendered by ICI and Amerocan including, but not limited to, financial, administrative and project exploration management. During the six-month period ended June 30, 2001, the Company paid $3,400 to ICI and Amerocan towards the amount due and owing. One of the Company's officers/directors is currently employed by ICI and Amerocan and is part of the management team provided by ICI and Amerocan to the Company.

     During the six-month period ended June 30, 2001, the Company recorded a loss of $771,161. As discussed above, the decrease in net loss during the six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000 is attributable primarily to the substantial decrease in general and administrative expenses. The Company's net earnings (losses) during the six-month period ended June 30, 2001 were approximately ($771,161) or ($0.009) per share compared to a net loss of approximately ($832,858) or ($0.013) per share during the six-month period ended June 30, 2000. The weighted average number of shares outstanding were 81,140,600 for the six-month period ended June 30, 2001 compared to 65,269,753 for the six-month period ended June 30, 2000.

Three-Month Period Ended June 30, 2001 Compared to Three-Month Period Ended June 30, 2000

     The Company's net losses for the three-month period ended June 30, 2001 were approximately $514,196 compared to a net loss of approximately $462,742 in the corresponding period of 2000. During the three-month periods ended June 30, 2001 and June 30, 2000, the Company recorded no income.

     During the three-month period ended June 30, 2001, the Company recorded operating expenses of $514,196 compared to $462,742 of operating expenses recorded in the same period for 2000. Property exploration expenses decreased by approximately $22,114 during the three-month period ended June 30, 2001 from $22,114 incurred during the three-month period ended June 30, 2000 compared to $-0- incurred during the three-month period ended June 30, 2001.

     General and administrative expenses also decreased by approximately $258,401 during the three-month period ended June 30, 2001 from $425,742 incurred during the three-month period ended June 30, 2000 compared to $167,341 incurred during the three-month period ended June 30, 2001.

     Professional fees, however, were incurred in the amount of $259,330 during the three-month period ended June 30, 2001. Professional fees incurred related to legal fees pertaining to the Blackhawk litigation. See "Part II. Other Information. Item 1. Legal Proceedings."

     During the three-month period ended June 30, 2001, the Company recorded a loss of $514,196. The increase in net loss during the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000 is attributable primarily to the substantial increase in professional fees relating to its litigation. The Company's net earnings (losses) during the three-month period ended June 30, 2001 were approximately ($514,196) or ($0.006) per share compared to a net loss of approximately ($462,742) or ($0.006) per share during the three-month period ended June 30, 2000. The weighted average number of shares outstanding were 81,140,600 for the three-month period ended June 30, 2001 compared to 79,846,154 for the three-month period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of the six-month period ended June 30, 2001, the Company's total assets were $2,787 compared to total assets of $3,368 for fiscal year ended December 31, 2000. This decrease in total assets from fiscal year ended 2000 was due primarily to a decrease in cash and in the valuation of fixed assets.

     As of the six-month period ended June 30, 2001, the Company's total liabilities were $2,998,020 compared to total liabilities of $2,227,440 for fiscal year ended December 31, 2000. This increase in liabilities from from fiscal year ended December 31, 2000 was due primarily to an increase in advances due and owing by the Company to significant shareholders and debt holders in the amount of $1,297,595 and an increase in accrued interest payable in the amount of $326,353.

     Stockholders' Equity (deficit) increased from ($2,224,072) for fiscal year ended December 31, 2000 to ($2,995,233) for the three-month period ended March 31, 2001.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 27, 1999, Geneva and INGC, on behalf of the Company, initiated legal proceedings against AuRIC and Dames & Moore by filing its complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah.

     INGC and AuRIC entered into an Agreement for Services whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the Blackhawk Property (the "Proprietary Technology"). Dames & Moore verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability. The Company subsequently entered into multiple work orders with Dames & Moore relating to a variety of services. Gevena and AuRIC entered into a License Agreement whereby AuRIC agreed to (i) supply the Proprietary Technology to Geneva, (ii) grant to Geneva a license to use the Proprietary Technology on claims located adjacent to the Blackhawk Property and the right to sub-license the Proprietary Technology to the Company for use on the Blackhawk Property. The Company and Geneva simultaneously entered into the Sub-License Agreement whereby the Company acquired from Geneva a sub-license to utilize AuRIC's Proprietary Technology and related precious metals recovery processes on the Blackhawk

     On September 27, 1999, Geneva and INGC, on behalf of the Company, initiated legal proceedings against AuRIC for: (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to the Company and Geneva; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance, (v) non-disclosure injunction; (vi) failure by AuRIC to repay advances, and (vii) quantum meruit/unjust enrichment. INGC, on behalf of the Company, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action.

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

     On or about November 17, 1999, AuRIC, Dames & Moore, Richard Daniele and Ahmet Altinay filed separate answers to the amended complaint, along with counterclaims and a third party complaint against Geneva, INCG, the Company and Brent Pierce for breach of contract against Geneva, breach of contract against INCG, breach of contract against Pierce, defamation against the Company, INCG, Geneva and Pierce, injuctions against the Company, INCG, Geneva and Pierce, amongst other claims. In their defamation claim against the Company, the plaintiffs seek damages and punitive damages in an amount to be determined at trial, as well as attorney's fees and costs. In connection with the cause of action for preliminary and permanent injunctions against the Company, AuRIC and Ahmet Altinay seek attorney's fees and costs.

     On June 21, 2000, Geneva and INGC, on behalf of the Company, filed a second amended complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah. The second amended complaint increased detail regarding the alleged breaches of contract and increased causes of action against other parties involved by adding two new defendants, MBM Consulting, Inc. and Dr. Michael B. Merhtens, who provided consulting services to the Company. The amendment also added certain claims of other entities involved through Geneva against the defendants. The proprietary technology forms the basis of claims made by Geneva and INGC, on behalf of the Company, in the complaints as filed with the District Court. Geneva and INGC, on behalf of the Company, allege that the proprietary technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit.

     Geneva and INGC subsequently obtained an order from the District Court to grant its Motion to Compel. The Order requires that AuRIC and Dames & Moore produce the proprietary technology for Geneva's and INGC's restricted use by its legal counsel and industry experts. Geneva and INGC, on behalf of the Company, have obtained an expert opinion as to the validity or ineffectiveness of the proprietary technology.

     On November 10, 2000, Geneva and INGC filed motions for partial summary judgment against Dames & Moore and AuRIC. Subsequently, on March 19, 2001, the motions for partial summary judgment were denied. The court, however, provided a ninety-day period during which both parties were required to prepare for trial, and after such period the court would set a date for trial.

     At a scheduling conference held on July 31, 2001, the court set trial for a period of fifteen days commencing October 16, 2001. All dispositive motions will be head by September 14, 2001 and discovery must be completed by October 5, 2001. The court has denied Geneva's and INGC's motion for leave to amend the Complaint to assert an action against Dames & Moore for fraud. Geneva and INGC are considering the possibility of an appeal. As of the date of this Quarterly Report, trial preparation and discovery are continuing.

     On June 22, 2001, the Company, INGC, Geneva, Brent Pierce, MBM Consultants, Inc. and Michael B. Mehrtens entered into a settlement agreement (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, the parties agreed to treat the contents of the Settlement Agreement as strictly confidential and to not disclose such terms and provisions to anyone.

     On approximately June 14, 2000, Dames & Moore filed an action against the Company, INGC and others in the District Court of the Fifth Judicial District of the State of Idaho, in and for the County of Lincoln (the "Idaho Lawsuit"). In the Idaho Lawsuit, Dames & Moore seeks foreclosure of a lien against the Company and/or INGC which purportedly arose in favor of Dames & Moore. INGC has dropped the bulk of its mining claims, except for a small group related to this litigation as the Company and INGC believe that the mining claims contain no commercial quantities of gold or silver. Dames & Moore seeks to have the mining claims sold to compensate Dames & Moore for its services, materials and equipment. Dames & Moore also seeks its fees and costs incurred in enforcing its claimed lien. The Company and INGC filed an answer on or about August 8, 2000. The Company intends to vigorously contest the claims and allegations of Dames & Moore.

     As of the date of this Quarterly Report, various depositions have been taken by various parties to the lawsuit. Discovery and document production have been conducted by both sides to the dispute. Geneva and INGC, on behalf of the Company, continue to pursue all such legal actions and review further legal remedies against AuRIC and Dames & Moore, and have hired expert witnesses in this regard.

     Due to the Company's knowledge that the Blackhawk Property's unpatented lode mining claims do not contain commercial quantities of gold or silver, the Company has ceased to maintain and pay annual fees relating to most of the Blackhawk Property claimed areas, except for certain claims relating to the litigation. Moreover, management deems the proprietary technology purported to be developed by AuRIC and verified by Dames & Moore is crucial with respect to successful exploration of the Blackhawk Property. Management has suspended exploration of the Blackhawk Property and works exclusively towards resolution of the legal proceedings. Management believes that the legal proceedings will prove that the alleged proprietary technology is invalid.

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

     The Company and Geneva entered into an assignment agreement dated May 9, 2000 (the "Assignment Agreement") that transferred and conveyed to Geneva the potential claims and causes of action that the Company may have under the Sub-License Agreement with Geneva. If damages are recovered in the lawsuit initiated by Geneva and INGC, on behalf of the Company, the Company will receive a pro rata share of such damages relating to its claims and causes of action in relation to all other claims and causes of action for which damages are recovered. Thus, Geneva will receive any such pro rata share of the damages recovered pursuant to the terms and provisions of the Assignment Agreement. Management believes that the Company will, under these circumstances, be entitled to receive a pro-rata portion of the awarded damages for potential losses incurred due to the breach of the Sub-License Agreement by Geneva

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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


                                             INTERGOLD CORPORATION

Dated: August 13, 2001                       By: /s/ Gary Powers
                                             ---------------------------
                                             Gary Powers, President



Dated: August 13, 2001                       By: /s/ Grant Atkins
                                             ----------------------------
                                             Grant Atkins, Secretary