Form 10QSB
period 2001-09-30
INTERGOLD CORP
filed 2001-11-14
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                         Commission file number 0-25455

                              INTERGOLD CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                               88-0365453
            ------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                    5000 Birch Street, West Tower, Suite 4000
                         Newport Beach, California 92660
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (949) 476-3611
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                  Outstanding as of November 11, 2001

Common Stock, $.00025 par value        77,140,600

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



                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)

                     INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2001


                                                                         Page
                                                                         ----

Consolidated Balance Sheets

Interim Consolidated Statements of Operations

Interim Consolidated Statements of Cash Flows

Notes to Interim Consolidated Financial Statements

                                                    INTERGOLD CORPORATION
                                                 (An Exploration Stage Company)

                                                  CONSOLIDATED BALANCE SHEETS


                                                                                                September 30,     December 31,
                                                                                                         2001             2000
------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Unaudited)
                                                            ASSETS
CURRENT ASSETS
   Cash                                                                                            $      194       $      406

FIXED ASSETS                                                                                                -            2,962
------------------------------------------------------------------------------------------------------------------------------

                                                                                                   $      194       $    3,368
==============================================================================================================================


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                                $  254,660       $  404,482
   Advances payable (Note 3)                                                                        1,473,895          898,545
   Directors fees payable                                                                              54,000           52,000
   Notes payable (Note 4)                                                                              51,890          551,890
   Accrued Series A warrant redemption payable                                                         60,000           60,000
   Accrued interest payable                                                                           325,579          260,523
------------------------------------------------------------------------------------------------------------------------------

                                                                                                    2,220,024        2,227,440
------------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES (Notes 1 & 9)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 5)
   Common stock $.00025 par value; 125,000,000 shares authorized
      81,140,600 shares issued and outstanding                                                         20,284           20,284
   Preferred stock, $.001 par value; 75,000,000 shares authorized
      Issued and outstanding
      Series A - 6,200,000 shares                                                                       6,200            6,200
      Series B - 2,510,000 shares                                                                       2,510            2,510
      Upon liquidation, Series A shares have a $.25 per share preference over other preferred or common stock, Series B shares have a $.50 preference over common stock
   Additional paid-in capital                                                                      10,317,039       10,317,039
   Deficit accumulated during the exploration stage                                               (12,565,863)     (12,570,105)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                   (2,219,830)      (2,224,072)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                   $      194       $    3,368
==============================================================================================================================





                    The accompanying notes are an integral part of these interim consolidated financial statements


                                               INTERGOLD CORPORATION
                                           (An Exploration Stage Company)

                                   INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   (Unaudited)


                                                Three months    Three months    Nine months      Nine months    July 26, 1996
                                                       ended           ended          ended            ended   (inception) to
                                               September 30,   September 30,  September 30,    September 30,    September 30,
                                                       2001            2000           2001             2000             2001
-----------------------------------------------------------------------------------------------------------------------------


REVENUE
   Other Income                                $       --      $       --      $       --      $       --      $      1,699
---------------------------------------------------------------------------------------------------------------------------

EXPENSES
   Property exploration expenses                       --            25,434           1,600          62,787       5,883,678
   Directors fees (recovery)                         (7,000)           --             2,000            --            75,500
   General and administrative                       140,186         301,709         491,024       1,034,107       4,304,114
   Interest expense                                  33,619            --            99,449          62,770         385,289
   Loss on settlement of debt                          --            19,663            --              --         1,424,213
   Professional fees                                627,016            --           970,909            --         1,808,317
   Realized loss on sale of available                  --
       for sale investment                             --              --              --            20,000          20,000
   Gain on settlement of lawsuit                 (1,569,224)           --        (1,569,224)           --        (1,569,224)
---------------------------------------------------------------------------------------------------------------------------

                                                   (775,403)        346,806          (4,242)      1,179,664      12,331,887
---------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD               $    775,403    $   (346,806)   $      4,242    $ (1,179,664)   $(12,330,188)
===========================================================================================================================




BASIC NET INCOME (LOSS) PER SHARE              $      0.010    $     (0.004)   $      0.001      $ ( 0.017)
===========================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                 81,140,600      81,045,848      81,140,600      70,566,836
==========================================================================================================





                    The accompanying notes are an integral part of these interim consolidated financial statements




                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                               Nine months       Nine months     July 26, 1996
                                                                                     ended   ended September    (inception) to
                                                                              September 30,         30, 2000      September 30,
                                                                                      2001                                 2001
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                              $      4,242     $ (1,179,664)    $(12,330,188)
  Adjustments to reconcile net loss to net
   cash from operating activities:
  - Depreciation                                                                         296              444            1,634
  - Loss on disposal of fixed assets                                                   2,666             --              2,666
  - Write-off of accounts payable                                                    (41,172)            --            (41,172)
  - Gain on settlement of lawsuit                                                 (1,569,224)            --         (1,569,224)
  - Loss on settlement of debt                                                          --               --          1,424,213
  - Loss on sale of investment                                                          --             20,000           20,000
  - Non-cash exploration costs                                                          --               --          2,860,000
  - Changes in working capital assets and liabilities
       Prepaid expenses                                                                 --              5,000             --
       Advances payable                                                              508,200             --            597,779
       Accounts payable                                                              128,300          (23,517)         508,200
       Accrued interest payable                                                       99,330           62,769          385,167
       Directors fees payable                                                          2,000            2,000           54,000
------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                         (865,362)      (1,112,968)      (8,086,925)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of available-for-sale investments                                         --               --           (170,000)
  Equipment purchases                                                                   --               --             (4,300)
------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                                --               --           (174,300)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                                  --            750,000        1,957,658
  Sale of Series A preferred stock                                                      --               --          2,500,000
  Sale of Series B preferred stock                                                      --               --          1,255,000
  Net advances received                                                               67,150          362,482        1,700,761
  Net cash received on settlement of lawsuit                                         798,000             --            798,000
  Note payable                                                                          --               --             50,000
------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                             865,150        1,112,482        8,261,419
------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                             (212)            (486)             194
CASH, BEGINNING OF PERIOD                                                                406            1,469             --
------------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                             $        194     $        983     $        194
==============================================================================================================================


OTHER NON-CASH TRANSACTIONS:
In connection with the settlement described in Note 9, during the nine month period ended September 30, 2001, the Company wrote off its notes payable, accrued interest and certain accounts payable resulting in a gain of $1,569,224.


                    The accompanying notes are an integral part of these interim consolidated financial statements



                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

                                   (Unaudited)


NOTE 1:  NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company is in the exploration stage of its mineral property development. To date, the Company has not generated significant revenues from operations and has a working capital deficit and a stockholders' deficiency of $2,219,830 at September 30, 2001. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, settling its outstanding debts and on the future development of a new business venture. Advances from certain significant shareholders will form the primary source of short-term funding for the Company during the next twelve months. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

On September 28, 2001 the Company agreed to settle the ongoing litigation against Auric and Dames & Moore. During the first quarter of 2000, the Company ceased exploration of the Blackhawk claims located in the State of Idaho. As a result of the settlement, the transfer of technology pursuant to the Sub-license Agreement between the Company and Geneva Resources, Inc. and the Company's Agreement for Services with Auric Metallurgical Laboratories, LLC have been cancelled. In addition all related promissory notes to Auric and Geneva have been cancelled and four million shares of common stock previously issued for the technology sub-license agreement have been returned to the Company for cancellation. Since further consulting conducted by multiple independent consultants to the Company indicated that gold is not present in economic quantities on the Blackhawk claims, all exploration related business operations have ceased and the Company has abandoned all of its mineral properties. Refer to Note 9.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, International Gold Corporation ("IGC"). IGC was acquired by purchase on July 23, 1997. The acquisition of International Gold Corporation has been accounted for on the purchase method of accounting. All significant intercompany transactions and account balances have been eliminated.

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven reserves on its mineral properties.

Loss Per Share
As of September 30, 2001, there were 3,450,000 exercisable options, 8,710,000 shares of convertible preferred stock and 2,510,000 common stock warrants that can be converted into a total of 14,670,000 shares of common stock. As these options, convertible preferred stock and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

Financial Instruments
The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

INTERGOLD CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
(Unaudited)


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


NOTE 3:  ADVANCES PAYABLE

Advances payable are comprised of cash advances and accrued fees and expenses as follows:


     Sonanini Holdings Ltd.                                        $  442,770
     Investor Communications International, Inc.                      725,475
     Amerocan Marketing, Inc.                                         151,000
     Tristar Financial Services Ltd.                                  145,400
     Brent Pierce                                                       9,150
     Grant Atkins                                                         100
                                                                   ----------
                                                                   $1,473,895
                                                                   ==========



The advances bear 10% simple interest and are due on demand. There is $314,553 of interest accrued on the advances as of September 30, 2001. See Note 8 - Related Party Transactions.



INTERGOLD CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
(Unaudited)


NOTE 4:  NOTES PAYABLE

                                                                                                          September      December
                                                                                                           30, 2001      31, 2000
Auric Metallurgical Laboratories, LLC, pursuant to the technology sub-license agreement dated March 18, 1999, bearing interest at 3% per annum, simple interest on the balance outstanding. The note for $250,000 and accrued interest of $17,137 has been cancelled as per the Settlement Agreement of
September 28, 2001.  See Note 9.                                                                           $      -     $ 250,000

Geneva Resources, Inc. pursuant to the technology sub-license agreement dated March 18, 1999, bearing interest at 3% per annum, simple interest on the balance outstanding.  The note for
$250,000 and accrued interest of $17,137 has been cancelled as per the Settlement Agreement of
September 28, 2001.  See Note 9.                                                                                  -       250,000

Sonanini Holdings Ltd., bearing interest at 7% per annum, simple interest on the balance outstanding. The note is dated August 6, 1998 and has no stated maturity date. Accrued interest on
the note through September 30, 2001 totals $11,027.                                                          50,000        50,000

For the redemption of 1,889,750 shares of restricted common stock of the Company payable at par
value of $.00025.                                                                                             1,890         1,890
                                                                                                           ----------------------

                                                                                                           $ 51,890     $ 551,890

NOTE 5:  STOCKHOLDERS' EQUITY

During the third quarter 4,000,000 common shares originally issued pursuant to the Technology Sub-license agreement were returned to the Company as part of the litigation settlement agreement and are to be cancelled. See Note 9.

As of September 30, 2001, there are 6,200,000 Series A Preferred shares issued and outstanding. If the Company's Series A Preferred shareholders elect to convert the remaining outstanding Series A Preferred shares, an additional 9,856,900 shares of common stock would be issued, including 3,656,900 shares in settlement of accrued 20% cumulative undeclared dividends totaling $914,225.

As of September 30, 2001, there are 2,510,000 Series B Preferred shares issued and outstanding. If the Company's Series B Preferred shareholders elect to convert the remaining outstanding Series B Preferred shares, an additional 3,760,600 shares of common stock would be issued, including 1,250,600 shares in settlement of accrued 20% cumulative undeclared dividends totaling $625,300.


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

During the year ended December 31, 1999, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 2,000,000 options with an exercise price of $.50 per share of common stock and 1,450,000 options with an exercise price of $1.00 per common share. Selected information regarding the Company's employee stock options as of September 30, 2001 are as follows:

INTERGOLD CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
(Unaudited)


NOTE 6:  EMPLOYEE STOCK OPTION PLAN (con't)

                                                    September 30, 2001
                                                 ----------------------------
                                                                  Weighted
                                                 Number of        average
                                                  options      exercise price

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

As of September 30, 2001, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 16 years 88 days. There are 3,450,000 options that are exercisable with a weighted average exercise price of $.71 per share of common stock.


NOTE 7:  TECHNOLOGY SUB-LICENSE AGREEMENT

On March 18, 1999, the Company entered into a sub-license agreement with Geneva Resources, Inc. ("Geneva"), to utilize assay and metallurgical technology, know-how, and rights to technological processes developed specifically for the Blackhawk mineralization by Auric Metallurgical Laboratories, LLC. (Auric"). This sub-license was for non-exclusive use in the Company's claim area in the State of Idaho for a period not less than 40 years. Pursuant to this agreement, the Company issued 1,500,000 restricted common shares to Geneva and 2,500,000 restricted common shares to Auric. Pursuant to the same agreement, the Company also issued promissory notes to both Geneva and Auric in the amount of $250,000 to each company. These were 3% interest bearing notes and were payable upon the transfer of the technology.

During September 2001, a settlement was reached and all parties agreed to have the lawsuit dismissed. As part of the settlement, the Company received $808,000, the promissory notes totaling $500,000 to AuRIC and Geneva were cancelled along with accrued interest, 4,000,000 shares issued to AuRIC and Geneva were returned to treasury and subsequently cancelled, and certain accounts payable were written off, resulting in a total gain of $1,569,224. See Note 9.


NOTE 8:  RELATED PARTY TRANSACTIONS

The Company, on January 1, 1999, entered into a management services agreement with Investor Communications, Inc. ("ICI") to provide management of the day-to-day operations of the Company for a two year term. The management services agreement requires monthly payments not to exceed $75,000 for services rendered. The Company's subsidiary entered into a similar agreement on January 1, 1999 with Amerocan Marketing, Inc. ("Amerocan") with required monthly payments not to exceed $25,000 for services rendered for a two year term. Both agreements have been extended for a further two year term.

Two officers and directors of Intergold Corporation have been contracted by ICI and Amerocan and are part of the management team provided to Intergold Corporation and its subsidiary. During the period ended September 30, 2001 a total of $518,000 was incurred to these private companies which are also significant shareholders for managerial, administrative and investor relations services provided to the Company and its subsidiary. During the period ended September 30, 2001 these companies paid a total of $8,500 to these officers and directors for services provided to the Company and its subsidiary.

During the period ended September 30, 2001 net cash advances of $67,050 were received from ICI and other shareholders. Interest of $89,206 was accrued on outstanding advances.

INTERGOLD CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
(Unaudited)


NOTE 8:  RELATED PARTY TRANSACTIONS (con't)

During the period ended September 30, 2001 Company accrued $13,500 for directors' fees and wrote off $11,500 accrued to former directors. At September 30, 2001 $54,000 is owing to two directors.

Refer to Note 9.

NOTE 9:  SETTLEMENT OF LAWSUIT

On September 27, 1999, Geneva and IGC filed an action against Auric and Dames & Moore in the Third Judicial District court in and for Salt Lake County, State of Utah. On October 8, 1999, IGC and Geneva filed a First Amended Complaint in the in the Utah Lawsuit in which they added Ahmet Altinay ("Altinay") and Richard Daniele ("Daniele") as defendants. In the First Amended Complaint, IGC and Geneva asserted causes of action for breaches of contract, specific performance, fraud, negligent misrepresentation, failure to repay advances, breach of fiduciary duties, and professional negligence in the license of metallurgical technology of engineering services related thereto.

On or about November 17, 1999, Auric, Dames & Moore, Daniele, and Altinay filed separate answers to the First Amended Complaint, along with counterclaims, and a Third Party Complaint against IGC, Geneva, the Company, and Brent Pierce for breach of contract against Geneva, and breach of contract against IGC and others, defamation against the Company, IGC, Geneva and others, injunctions against the Company, IGC, Geneva and others, amongst other claims. In their defamation claim against the Company, the plaintiffs sought damages and punitive damages in an amount to be determined at trial, as well as attorney's fees and costs.

On or about June 14, 2000, Dames & Moore filed an action against the Company, IGC, and others in the District Court of the Fifth Judicial District of the State of Idaho, in and for the County of Lincoln. In the Idaho lawsuit, Dames & Moore sought foreclosure of a lien against the Company and/or IGC which purportedly arose in favour of Dames & Moore. Dames & Moore sought to have the mining claims sold to compensate Dames & Moore for its services, materials, and equipment. Dames & Moore also sought its fees and costs incurred in enforcing its claimed lien. IGC and the Company filed an Answer on or about August 8, 2000. No discovery has occurred in the Idaho Lawsuit. IGC has dropped the bulk of its mining claims, except for a small group related to this litigation, as Geneva and IGC believe that the mining claims contain no commercial quantifies of gold and silver.

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

Geneva and IGC subsequently obtained an order from the District Court to grant its Motion to Compel. The Order requires that AuRIC and Dames & Moore produce the alleged proprietary technology for Geneva's and IGC's restricted use by its legal counsel and industry experts. Geneva and IGC have obtained expert opinions as to the ineffectiveness of the alleged proprietary technology, as well as damage calculations.

The Company and Geneva entered into an assignment agreement dated May 9, 2000 that transferred and conveyed to Geneva the potential claims and causes of action that the Company may have under the Sub-License Agreement with Geneva.

On November 10, 2000, Geneva and IGC filed motions for partial summary judgment against Dames & Moore and AuRIC. Subsequently, on March 19, 2001, the motions for partial summary judgment were denied. The court, however, provided a ninety-day period during which both parties were required to prepare for trial, and after such period the court would set a date for trial.

On June 22, 2001, the Company, IGC, Geneva, Brent Pierce, MBM Consultants, Inc. and Michael B. Mehrtens entered into a settlement agreement (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, the parties agreed to treat the contents of the Settlement Agreement as strictly confidential and to not disclose such terms and provisions to anyone.

INTERGOLD CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
(Unaudited)



NOTE 9:  LEGAL PROCEEDINGS AND CONTINGENCIES (con't)

As the Company has not generated revenues and has no liquid assets to commit to fund the significant estimated future expenses associated with ongoing litigation, Geneva, the Company, IGC, Tristar Financial Services, Inc. ("Tristar") and Alexander Cox ("Cox") entered into a funds sharing agreement (the "Funds Sharing Agreement") dated on June 28, 2001, executed in July 2001. Pursuant to the terms of the Funds Sharing Agreement, (i) Tristar would fund the direct costs of the litigation on a best efforts basis relating to the Lawsuit for the period from April 1, 2001 to the date that the Lawsuit was settled; (ii) as consideration therefore, Tristar would receive thirty percent (30%) of the gross proceeds received by Geneva, the Company and IGC from any and all settlements relating to the Lawsuit, plus the repayment of all payments and advances made by Tristar (the "Tristar Payment"); and (iii) the Tristar Payment would be shared with Cox in proportion of (a) the funds advanced and paid by Cox to Tristar for the purpose of funding the costs of the litigation, (b) divided by the total amount of funds advanced by and paid by Tristar, (c) times the amount of the Tristar Payment. Cox is a significant shareholder of the Company and as of the date of this Quarterly Report, holds an approximate 17% equity interest.

During September 2001, a settlement was reached and all parties agreed to have the lawsuit dismissed. Geneva, the Company, IGC and other parties received an aggregate of $808,000 in settlement proceeds. Of the $808,000 in settlement proceeds, $345,000 was paid for outstanding amounts due and owing to legal counsel relating to the litigation, $10,000 was paid to Goldstate Corporation, and the remaining $453,000 was paid to Tristar in full settlement of amounts incurred by Tristar pursuant to the provisions of the Funds Sharing Agreement. In addition, the promissory notes totaling $500,000 to AuRIC and Geneva were cancelled along with accrued interest of $34,274, 4,000,000 shares issued to AuRIC and Geneva were returned to treasury for cancellation, and all accounts payable owing to Dames & Moore and MBM totaling $236,950 were written off, resulting in a gain of $1,569,224. As costs of litigation exceeded the funds received from the Settlement, as per the lawsuit initiated by Geneva and IGC, on behalf of the Company, Intergold did not receive any cash benefit from the Settlement.

Due to the Company's understanding from multiple industry experts that the Blackhawk Property's unpatented lode mining claims do not contain commercial quantities of gold or silver and that the alleged proprietary technology purported to be developed by AuRIC and verified by Dames & Moore was invalid and ineffective, management has ceased all exploration of the Blackhawk Property.


NOTE 10:INCOME TAXES

The Company has recorded no tax provision for the period ended September 30, 2001 as it has sufficient loss carryforwards available to offset the income in the period. Also, due to the uncertainty of realization the Company has provided a full valuation allowance against the deferred tax assets resulting from its additional unutilised loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Intergold Corporation, a Nevada corporation (the "Company") was primarily engaged in the business of exploration of gold and precious metals in the United States. As of the date of this Quarterly Report, there has been no income realized from the business operations of the Company and the Company has ceased all gold exploration activities.

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

     As of the date of this Quarterly Report, 6,200,000 shares of Series A Preferred Stock and 6,200,000 Series A Warrants remain outstanding. If the Series A Preferred Stock is converted by the holders thereof, an additional 9,856,900 shares of Common Stock would be issued, including 3,656,900 shares of Common Stock as settlement of accrued 20% cumulative undeclared dividends on the Series A Preferred Stock totaling approximately $914,225.

     As of the date of this Quarterly Report, 2,510,000 shares of Series B Preferred Stock remain outstanding and, if converted, an additional 3,760,600 shares of Common Stock would be issued, including 1,250,600 shares of Common Stock as settlement of accrued 20% cumulative undeclared dividends on the Series B Preferred Stock totaling approximately $625,300.

     Blackhawk Property and Settlement of Litigation

     The Company's prior operational business activities had been carried out through International Gold Corporation ("INGC"), a private wholly-owned subsidiary of the Company. INGC's primary assets previously consisted of title to a block of 321 contiguous unpatented lode mining claims located in Lincoln County, south-central Idaho (the "Blackhawk Property"). As of the date of this Quarterly Report, the Company has ceased to hold title to all previously held unpatented lode mining claims that comprised the Blackhawk Property. The 28 unpatented lode mining claims previously retained by the Company were for purposes relating only to the litigation initiated by INGC, on behalf of the Company, against AuRIC Metallurgical Laboratories, LLC ("AuRIC") and Dames & Moore. Such claims have not been held by the Company since August 31, 2001.

     The Company also previously owned forty-nine percent (49%) of a future profit sharing interest in profits to be realized from the exploration of 439 unpatented lode mining claims located in an area adjacent to the Blackhawk Property (the "Blackhawk II Property"). The Company and its prior joint venture partner, Goldstate Corporation ("GDSA"), previously held joint title to the 439 unpatented lode mining claims on the Blackhawk II Property. As of the date of this Quarterly Report, neither the Company nor GDSA hold title to such mining claims on the Blackhawk II Property.

     INGC, on behalf of the Company, and AuRIC Metallurgical Laboratories, LLC, of Salt Lake City, Utah ("AuRIC") had entered into an Agreement for Services dated March 18, 1999 (the "Agreement for Services") whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the exploration of properties of the Company.

     INGC, on behalf of the Company, had also retained the services of Dames & Moore, an internationally recognized engineering and consulting firm ("Dames & Moore") to provide validation audits of each major step of the assay and metallurgical recovery procedures conducted by AuRIC. In November of 1998, according to independent testing conducted by Dames & Moore, Dames & Moore validated AuRIC's fire assay and parallel chemical leach procedures as a method to verify the existence of mineralization. The positive outcome of the testing program conducted by Dames & Moore formed the subject of a November 30, 1998 and three further subsequently dated reports regarding the Company's properties. Dames & Moore verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability as well as metallurgical recovery.

     AuRIC and Geneva Resources, Inc., a Nevada corporation ("Geneva") entered into a Technology License Agreement dated March 17, 1999 (the "License Agreement") whereby AuRIC agreed to supply the proprietary technology to Geneva and grant to Geneva the right to sub-license the proprietary technology to the Company for use on the Blackhawk Property. The Company and Geneva entered into a Technology Sub-License Agreement dated March 18, 1999 (the "Sub-License Agreement") whereby the Company acquired from Geneva a sub-license to utilize AuRIC's proprietary information and related precious metals recovery processes to carry out assay testing and chemical leach analysis of core samples derived from any subsequent drilling on the Blackhawk Property.

     Pursuant to certain contractual terms and provisions, AuRIC and Dames & Moore had not been successful in transferring the proprietary fire assay technology to Geneva or to any independent third party assay laboratory. On September 27, 1999, Geneva and INGC, on behalf of the Company, initiated legal proceedings against AuRIC for multiple breaches of contract stemming from the Agreement for Services and the License Agreement and against Dames & Moore in a declaratory relief cause of action (the "Lawsuit").

     The Company suspended further exploration of the Blackhawk Property indefinitely due to (i) the independent assessment information which did not support the claims of AuRIC and Dames & Moore; (ii) the existence of multiple breaches of contract by AuRIC and Dames & Moore under the Agreement for Services and the License Agreement; and (iii) the pending Lawsuit and further claims of action against AuRIC and Dames & Moore. Moreover, the Company deemed the probability of commercial grade gold or silver located in the Blackhawk Property claims to be nil.

     On approximately September 25, 2001, Geneva, the Company, INGC, and others entered into settlement agreements and releases with Dames & Moore, et. al., and AuRIC in which the parties agreed to settle in order to diminish the continuous burden, cost and expense of protracted ongoing litigation. See "Part II. Other Information Item 1. Legal Proceedings" for further disclosure.

     New Business Endeavors

     As of the date of this Quarterly Report, management of the Company is undertaking research relating to prospective new business endeavors and possible new acquisitions. This research may result in the Company entering into business operations that are not in the minerals exploration field.

RESULTS OF OPERATION

Nine-Month Period Ended September 30, 2001 Compared to Nine-Month Period Ended September 30, 2000

     The Company's net income for the nine-month period ended September 31, 2001 was approximately $4,242 compared to a net loss of approximately $1,179,664 for the nine-month period ended September 30, 2000. During the nine-month periods ended September 30, 2001 and 2000, the Company recorded no income.

     During the nine-month period ended September 30, 2001, the Company recorded operating expenses of $1,564,982 (which included $2,666 incurred as a loss on disposal of fixed assets). The operating expenses of $1,564,982 were offset by a recognized gain of $1,569,224, resulting in a recognized net income of $4,242. During the nine-month period ended September 30, 2000, the Company incurred operating expenses of $1,179,664 (a decrease of $1,183,906).

     During the nine-month period ended September 30, 2001, the Company incurred property exploration expenses of $1,600 compared to $62,787 of property exploration expenses recorded in the same period for 2000. Property exploration expenses decreased by approximately $61,187 during the nine-month period ended September 30, 2001. This decrease in property exploration expenses resulted from suspension of any further exploration of the Blackhawk Property compared to the significant property exploration expenses incurred in the same period for 2000 relating to amounts paid by the Company for preliminary confirmation test work undertaken by the Company associated with contractual agreements between the Company and AuRIC, Dames & Moore and Geneva, respectively (resulting in the litigation between the Company, INGC, Geneva and AuRIC, Dames & Moore and other parties).

     During the nine-month period ended September 30, 2001, the Company incurred general and administrative expenses of $491,024 as compared to general and administrative expenses of $1,034,107 incurred during the nine-month period ended September 30, 2000. General and administrative expenses decreased by approximately $543,083 during the nine-month period ended September 30, 2001. This decrease in administrative expenses was due primarily to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to exploration and administration of the Blackhawk Property.

     Although the Company incurred actual operating expenses of $1,564,982 (which included $2,666 recognized as a loss on disposal of fixed assets) during the nine-month period ended September 30, 2001, such expenses were offset by the recognition of $1,569,224 realized as a gain on the settlement of the Lawsuit. During the nine-month period ended September 30, 2001, this resulted in a recognized net income of $4,242.

     Of the $491,024 incurred as administrative expenses during the nine-month period ended September 30, 2001, $518,000 was incurred payable to Investor Communications International, Inc. ("ICI") and Amerocan Marketing, Inc. ("Amerocan") for amounts due and owing for metals exploration management, administrative and financial services rendered and/or advances made by ICI and Amerocan. During the nine-month period ended September 30, 2001, the Company accrued interest of $44,951 to ICI and Amerocan towards an aggregate principal amount due of $876,475. Two of the Company's officers/directors are employed by ICI and Amerocan are part of the management team provided by ICI and Amerocan to the Company. See "Item 2. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".

     The Company and ICI entered into a two-year consulting services and management agreement dated January 1, 1999 and the Company's subsidiary, International Gold Corporation, and Amerocan entered into a similar agreement dated January 1, 1999 whereby ICI and Amerocan perform a wide range of management, administrative, financial, marketing and public company services including, but not limited to, the following: (i) international business relations and strategy development, (ii) investor relations and shareholder liaison, (iii) corporate public relations, press release and public information distribution, (iv) property exploration management, including administration of metallurgical development, metallurgical liaison, BLM liaison, engineering company liaison, drilling administration, geologist liaison, mapping, survey and catalogue, geostatistical liaison, environmental research, geological reports compilation and due diligence efforts, (v) administration, including auditor and legal liaison, media liaison, corporate minutebook maintenance and record keeping, corporate secretarial services, printing and production, office and general duties, and (vi) financial and business planning services, including capital and operating budgeting, banking, bookkeeping, documentation, database records, preparation of financial statements and creation of annual reports. On January 1, 2001, the Company and ICI and International Gold Corporation and Ameroca, respectively, renewed its consulting services and management agreement for an additional two-year period.

     As discussed above, the recognition of net income during the nine-month period ended September 30, 2001 as compared to the net loss incurred during the nine-month period ended September 30, 2000 is attributable primarily to the (i) realization of a gain on the settlement of the Lawsuit and the decreased general and administrative expenses incurred during the nine-month period ended September 30, 2001. The Company's net income during the nine-month period ended September 30, 2001 was approximately $4,242 or $0.001 per share compared to a net loss of approximately ($1,179,664) or ($0.017) per share during the nine-month period ended September 30, 2000. The weighted average number of shares outstanding were 81,140,600 for the nine-month period ended September 30, 2001 compared to 70,566,836 for the nine-month period ended September 30, 2000.

Three-Month Period Ended September 30, 2001 Compared to Three-Month Period Ended September 30, 2000

     The Company's net income for the three-month period ended September 31, 2001 was approximately $775,403 compared to a net loss of approximately $346,806 for the three-month period ended September 30, 2000. During the three-month periods ended September 30, 2001 and 2000, the Company recorded no income.

     During the three-month period ended September 30, 2001, the Company recorded operating expenses of $800,821 (which included $2,666 incurred as a loss on disposal of fixed assets). The operating expenses of $800,821 were offset by a recognized gain of $1,576,224, resulting in a recognized net income of $775,403. During the three-month period ended September 30, 2000, the Company incurred operating expenses of $346,806.

     During the three-month period ended September 30, 2001, the Company did not incur any property exploration expenses as compared to $25,434 of property exploration expenses recorded in the same period for 2000. The decrease in property exploration expenses resulted from suspension of any further exploration of the Blackhawk Property compared to the minor property exploration expenses incurred in the same period for 2000.

     During the three-month period ended September 30, 2001, the Company incurred general and administrative expenses of $140,186 as compared to general and administrative expenses of $301,709 incurred during the three-month period ended September 30, 2000. General and administrative expenses decreased by approximately $161,523 during the three-month period ended September 30, 2001. This decrease in administrative expenses was due primarily to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to exploration and administration of the Blackhawk Property.

     Although the Company incurred actual operating expenses of $880,821 (which included $2,666 recognized as a loss on disposal of fixed assets) during the three-month period ended September 30, 2001, such expenses were offset by the recognition of $1,576,224 resulting from (i) $1,569,224 realized as a gain on the settlement of the Lawsuit, (ii) a $7,000 write down of directors' fees no longer due to former directors. During the three-month period ended September 30, 2001, this resulted in a recognized net income of $775,403.

     As discussed above, the recognition of net income during the three-month period ended September 30, 2001 as compared to the net loss incurred during the three-month period ended September 30, 2000 is attributable primarily to the (i) realization of a gain on the settlement of the Lawsuit, the write down of accounts payable and directors' fees, and the decreased general and administrative expenses incurred during the three-month period ended September 30, 2001. The Company's net income during the three-month period ended September 30, 2001 was approximately $775,403 or $0.010 per share compared to a net loss of approximately ($346,806) or ($0.004) per share during the three-month period ended September 30, 2000. The weighted average number of shares outstanding was 81,140,600 for the three-month period ended September 30, 2001 compared to 81,045,848 for the three-month period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of the nine-month period ended September 30, 2001, the Company's total assets were $194 compared to total assets of $3,368 for fiscal year ended December 31, 2000. This decrease in total assets from fiscal year ended 2000 was due primarily to a decrease in cash and in the write-off of fixed assets.

     As of the nine-month period ended September 30, 2001, the Company's total liabilities were $2,220,024 compared to total liabilities of $2,227,440 for fiscal year ended December 31, 2000. This slight decrease in liabilities from fiscal year ended December 31, 2000 was due primarily to the cancellation of certain notes payable in the amount of $500,000 which was offset, however, by an increase of $575,350 in advances and related interest accruals due and owing by the Company to significant shareholders and debt holders. As of the nine-month period ended September 30, 2001, advances payable were due and owing in the amount of $1,473,895 plus accured interest in the amount of $325,579. Of the $1,473,895 in advances payable, approximately $725,475 and $151,000 in principal is due and owing to ICI and Amerocan, respectively.

     Stockholders' deficit decreased from ($2,224,072) for fiscal year ended December 31, 2000 to ($2,219,830) for the nine-month period ended September 30, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     General

     On September 27, 1999, Geneva and INGC, on behalf of the Company, initiated legal proceedings against AuRIC and Dames & Moore by filing its complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah, for: (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to the Company and Geneva; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance, (v) non-disclosure injunction;
(vi) failure by AuRIC to repay advances, and (vii) quantum meruit/unjust enrichment. INGC, on behalf of the Company, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action (collectively, the "Lawsuit").

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

     On or about November 17, 1999, AuRIC, Dames & Moore, Richard Daniele and Ahmet Altinay filed separate answers to the amended complaint, along with counterclaims and a third party complaint against Geneva, INCG, the Company and others for breach of contract against Geneva, INCG and others, defamation against the Company, INCG, Geneva and others, injunctions against the Company, INCG, Geneva and others, amongst other claims. In their defamation claim against the Company, the plaintiffs sought damages and punitive damages in an amount to be determined at trial, as well as attorney's fees and costs. In connection with the cause of action for preliminary and permanent injunctions against the Company, AuRIC and Ahmet Altinay sought attorney's fees and costs.

     On approximately June 14, 2000, Dames & Moore filed an action against the Company, INGC and others in the District Court of the Fifth Judicial District of the State of Idaho, in and for the County of Lincoln (the "Idaho Lawsuit"). In the Idaho Lawsuit, Dames & Moore sought foreclosure of a lien against the Company and/or INGC which purportedly arose in favor of Dames & Moore. INGC has dropped the bulk of its mining claims, except for a small group related to this litigation as the Company and INGC believed that the mining claims contain no commercial quantities of gold or silver. Dames & Moore sought to have the mining claims sold to compensate Dames & Moore for its services, materials and equipment. Dames & Moore also sought its fees and costs incurred in enforcing its claimed lien. The Company and INGC filed an answer on or about August 8, 2000.

     On June 21, 2000, Geneva and INGC, on behalf of the Company, filed a second amended complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah. The second amended complaint increased detail regarding the alleged breaches of contract and increased causes of action against other parties involved by adding two new defendants, MBM Consulting, Inc. and Dr. Michael B. Merhtens, who provided consulting services to the Company. The amendment also added certain claims of other entities involved through Geneva against the defendants. The proprietary technology formed the basis of claims made by Geneva and INGC, on behalf of the Company, in the complaints as filed with the District Court. Geneva and INGC, on behalf of the Company, alleged that the proprietary technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit.

     Geneva and INGC subsequently obtained an order from the District Court to grant its Motion to Compel. The Order required that AuRIC and Dames & Moore produce the proprietary technology for Geneva's and INGC's restricted use by its legal counsel and industry experts. Geneva and INGC, on behalf of the Company, obtained an expert opinion as to the absence of validity and or ineffectiveness of the proprietary technology through industry respected specialists.

     On November 10, 2000, Geneva and INGC filed motions for partial summary judgment against Dames & Moore and AuRIC. Subsequently, on March 19, 2001, the motions for partial summary judgment were denied. The court, however, provided a ninety-day period during which both parties were required to prepare for trial, and after such period the court would set a date for trial. At a scheduling conference held on July 31, 2001, the court set trial for a period of fifteen days commencing October 16, 2001. The court date was subsequently changed to October 26, 2001 pursuant to mutual consent of the parties in an attempt to mediate the dispute. Such mediation was unsuccessful.

     Agreements Relating to Litigation

     The Company and Geneva entered into an assignment agreement dated May 9, 2000 (the "Assignment Agreement") that transferred and conveyed to Geneva the potential claims and causes of action that the Company may have had under the Sub-License Agreement with Geneva.

     On June 22, 2001, the Company, INGC, Geneva, Brent Pierce, MBM Consultants, Inc. and Michael B. Mehrtens entered into a settlement agreement (the "Mehrtens Settlement Agreement"). Pursuant to the terms of the Mehrtens Settlement Agreement, the parties agreed to treat the contents of the Settlement Agreement as strictly confidential and to not disclose such terms and provisions to anyone.

     As the Company has not generated revenues and has no liquid assets to commit to fund the significant estimated future expenses associated with ongoing litigation, on June 28, 2001, Geneva, the Company, INGC, Tristar Financial Services, Inc. ("Tristar") and Alexander Cox ("Cox") entered into a funds sharing agreement (the "Funds Sharing Agreement"). Pursuant to the terms of the Funds Sharing Agreement, (i) Tristar would fund the direct costs of the litigation on a best efforts basis relating to the Lawsuit for the period from April 1, 2001 to the date that the Lawsuit was settled; (ii) as consideration therefore, Tristar would receive thirty percent (30%) of the gross proceeds received by Geneva, the Company and INGC from any and all settlements relating to the Lawsuit, plus the repayment of all payments and advances made by Tristar (the "Tristar Payment"); and (iii) the Tristar Payment would be shared with Cox in proportion of (a) the funds advanced and paid by Cox to Tristar for the purpose of funding the costs of the litigation, (b) divided by the total amount of funds advanced by and paid by Tristar, (c) times the amount of the Tristar Payment. Cox is a shareholder of the Company and as of the date of this Quarterly Report, holds an approximate 17.12% equity interest.

     On September 21, 2001, Geneva, the Company, INGC and other parties entered into a settlement agreement with AuRIC and Ahmet Altinay (the "AuRIC Settlement Agreement"). Pursuant to the terms of the AuRIC Settlement Agreement, the parties agreed that: (i) significant additional expense and time would be incurred to proceed with and resolve the Lawsuit and therefore desired to settle the Lawsuit; (ii) AuRIC would pay $10,000.00; (iii) AuRIC would return three promissory notes in the principal amounts of $250,000 marked cancelled payable to AuRIC by the Company, Goldstate Corporation and Vega-Atlantic Corporation, respectively; (iii) AuRIC would return all stock certificates received from the Company, Goldstate Corporation and Vega-Atlantic Corporation, respectively; (iv) the parties would execute and jointly file a motion to dismiss the parties' respective claims and counterclaims in the Lawsuit; (v) the parties would release one another from any and all claims and liabilities, whether known or unknown, arising from or based upon the Lawsuit; and (vi) the Agreement for Services, the License Agreement and the related Sub-License Agreement would be deemed null, void and without further force or effect.

     On September 25, 2001, Geneva, the Company, INGC, and other parties entered into a settlement agreement and release with Dames & Moore, et. al. (the "Dames & Moore Settlement Agreement"). Pursuant to the terms of the Dames & Moore Settlement Agreement, the parties agreed that: (i) solely to save the burden, cost and expense of continued litigation, the Lawsuit and the Idaho Lawsuit would be settled without any admission of liability by any party; (ii) the parties would execute and jointly file a motion to dismiss the parties' respective claims and counterclaims in the Lawsuit and the Idaho Lawsuit with prejudice; (iii) the parties would release one another from any and all claims and liabilities, whether known or unknown, arising from or based upon the Lawsuit and the Idaho Lawsuit, including those arising from or related to the Blackhawk projects, mining claims and property; (iv) each party would bear its own respective attorneys' fees and costs incurred in connection with the Lawsuit, the Idaho Lawsuit and the Dames & Moore Settlement Agreement; and (v) Dames & Moore would pay $798,000.

     Results of Settlement

     Pursuant to the Assignment Agreement, the Company transferred and conveyed to Geneva the potential claims and causes of action that the Company may have had under the Sub-License Agreement with Geneva. The amount of damages to be recovered by Geneva and INGC pursuant to the Dames & Moore Settlement Agreement and the AuRIC Settlement Agreement were primarily used for payment of attorneys fees, expert witness fees, and associated costs of litigation. The Company, therefore, was not in a position to retain any portion of the cash settlement damages.

     The Company and INGC had paid an aggregate of $938,805 in cash to AuRIC and Dames & Moore for services before the litigation commenced. The Company and INGC also owed a further $219,469 to Dames & Moore for disputed but unpaid services. Prior to the litigation, (i) AuRIC received 2,500,000 shares of Common Stock from the Company and a promissory note in the principal amount of $250,000, and
(ii) Geneva received 1,500,000 shares of Common Stock from the Company and a promissory note in the principal amount of $250,000.

     As of the date of this Quarterly Report and as a result of the settlements, the Company has received: (i) the share certificate issued to AuRIC representing 2,500,000 shares of Common Stock, which has been cancelled and the shares returned to treasury; (ii) the share certificate issued to Geneva representing 1,500,000 shares of Common Stock, which has been cancelled and the shares returned to treasury; (iii) the promissory note in the principal amount of $250,000 payable by INGC to Geneva, which has been cancelled; and (iv) the promissory note in the principal amount of $250,000 payable by INGC to AuRIC, which has been cancelled. As a result of the settlements, the Company's financial statements for the period ended September 30, 2001 reflect a write-down of all outstanding accounts payable owed to Dames & Moore and certain other parties. See "Financial Statements".

     Geneva, the Company, INGC and other parties received an aggregate of $808,000 in settlement proceeds. An aggregate of approximately $2,000,000 was incurred as legal fees and associated costs relating to the litigation. Of the $808,000 in settlement proceeds, $345,000 was paid for outstanding amounts due and owing to legal counsel relating to the litigation, $10,000 was paid to GDSA, and the remaining $453,000 was paid to Tristar pursuant to the provisions of the Funds Sharing Agreement.

     At the time the respective settlement agreements were entered into, management of the Company estimated that future additional costs to continue to proceed with litigation through the trial stage could have been approximately $1,000,000, with no guarantee of success. Management further believed that if the litigation proceeded to trial, any positive future monetary award in favor of the Company and INGC could have been subjected to a lengthy appeals process and further legal costs. While Dames & Moore, currently a subsidiary of URS Corporation, has approximately $2 billion in annual revenues representing a formidable resource for future legal expenses, the Company has not generated revenues and has no liquid assets to commit to such significant estimated future expenses associated with ongoing litigation. Management of the Company believes, therefore, that settlement of the litigation and execution of the respective settlement agreements was in the best interests of the Company and its shareholders.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In conjunction with the Dames & Moore Settlement Agreement, certain stock certificates evidencing an aggregate of 4,000,000 shares of Common Stock were returned to the Company and subsequently cancelled after September 30, 2001, thus subsequently reducing the aggregate issued and outstanding shares of Common Stock by 4,000,000. As of the date of this Quarterly Report, there are 77,140,600 shares of Common Stock issued and outstanding.

     The following table sets forth the name and address, as of the date of this Quarterly Report, and the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director and all officers and directors as a group.

--------------------------------------------------------------------------------
Title of Class    Name and Address of       Amount and Nature        Percent of
                    Beneficial Owner            of Class             Class
--------------------------------------------------------------------------------


Common Stock      Alexander Cox                   13,245,000            17.17%
                  428 - 755 Burrard Street
                  Vancouver, British Columbia
                  Canada V6Z 1X6

Common Stock      Calista Capital Corporation     10,040,263            13.02%
                  P.O. Box W-961
                  St. Johns, Antigua

Common Stock      Buffy Holdings Ltd.              8,467,400            10.98%
                      C/O Frederick Gottlieb
                  P.O. Box AB20405
                  Marsh Harbor, Abaco Bahamas

Common Stock      Intergold Mining Corporation    17,424,300            22.59%
                  3305 W. Spring Mountain Road
                  Suite 60
                  Las Vegas, Nevada 89102

Common Stock      Investor Communications          6,992,000             9.06%
                    International, Inc.
                  435 Martin Street, Suite 2000
                  Blaine, Washington 98320

Common Stock      Amerocan Marketing, Inc.         6,917,000             8.97%
                  219 Broadway, Suite 505
                  Laguna Beach, California 92651

Common Stock      Phoenix Asset Corp.              5,709,300             7.40%
                  P.O. Box W-960
                  St. Johns, Antigua

Common Stock      All officers and directors       1,100,000 (1)         0.14%
                    as a group (2 persons)

--------------------------------------------------------------------------------

(1) Includes the assumption of the exercise of options by each option holder pursuant to the terms of the Non-Qualified Stock Option Plan to purchase an aggregate of 1,100,000 shares of restricted Common Stock at $0.50 per share and $1.00 per share, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Report on Form 8-K filed October 31, 2001.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INTERGOLD CORPORATION

Dated: November 13, 2001                     By: /s/ Gary Powers
                                             -----------------------------------
                                             Gary Powers, President

Dated: November 13, 2001                     By: /s/ Grant Atkins
                                             -----------------------------------
                                             Grant Atkins, Secretary