Form 10QSB/A
period 2001-09-30
INTERGOLD CORP
filed 2001-12-11
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                AMENDMENT NO. 1

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

     Of the $491,024 incurred as administrative expenses during the nine-month period ended September 30, 2001, $518,000 was incurred payable to Investor Communications International, Inc. ("ICI") and Amerocan Marketing, Inc. ("Amerocan") for amounts due and owing for metals exploration management, administrative and financial services rendered and/or advances made by ICI and Amerocan. During the nine-month period ended September 30, 2001, the Company accrued interest of $44,951 to ICI and Amerocan towards an aggregate principal amount due of $876,475 plus $195,323.23 in accrued interest. Two of the Company's officers/directors are employed by ICI and Amerocan are part of the management team provided by ICI and Amerocan to the Company. See "Item 2. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".

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

--------------------------------------------------------------------------------
Title of Class    Name and Address of       Amount and Nature        Percent of
                    Beneficial Owner            of Class             Class
--------------------------------------------------------------------------------


Common Stock      Alexander Cox                   14,445,000            18.73%
                  428 - 755 Burrard Street
                  Vancouver, British Columbia
                  Canada V6Z 1X6

Common Stock      Calista Capital Corporation     10,040,263            13.02%
                  P.O. Box W-961
                  St. Johns, Antigua

Common Stock      Buffy Holdings Ltd.              8,467,400            10.98%
                      C/O Frederick Gottlieb
                  P.O. Box AB20405
                  Marsh Harbor, Abaco Bahamas

Common Stock      Intergold Mining Corporation    17,424,300            22.59%
                  3305 W. Spring Mountain Road
                  Suite 60
                  Las Vegas, Nevada 89102

Common Stock      Investor Communications          6,992,000             9.06%
                    International, Inc.
                  435 Martin Street, Suite 2000
                  Blaine, Washington 98320

Common Stock      Amerocan Marketing, Inc.         6,917,000             8.97%
                  219 Broadway, Suite 505
                  Laguna Beach, California 92651

Common Stock      Phoenix Asset Corp.              5,709,300             7.40%
                  P.O. Box W-960
                  St. Johns, Antigua

Common Stock      All officers and directors       1,100,000 (1)         0.14%
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


                                             INTERGOLD CORPORATION

Dated: December 11, 2001                     By: /s/ Gary Powers
                                             -----------------------------------
                                             Gary Powers, President




Dated: December 11, 2001                     By: /s/ Grant Atkins
                                             -----------------------------------
                                             Grant Atkins, Secretary