Form 10KSB40
period 2001-12-31
INTERGOLD CORP
filed 2002-03-29
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB40


(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2001

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from       to
                                       -------  -------

                         Commission file number 0-25455

                              INTERGOLD CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                               88-0365453
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)

                    5000 Birch Street, West Tower, Suite 3000
                         Newport Beach, California 92660
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (949) 376-5801
                            -------------------------
                           (Issuer's telephone number)

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

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2001): $ -0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2002: $2,131,637.50.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of March 22, 2002

Common Stock, $.00025 par value          77,140,600

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History of Business Development

     Intergold Corporation, which currently trades on the OTC Bulletin Board under the symbol "IGCO" (referred to in this Form 10-KSB as the "Company"), was primarily engaged in the business of exploration of gold and precious metals in the United States. In 1996, the Company was incorporated under the laws of the State of Nevada under the name All Wrapped Up, Inc. During 1997, control and management of the Company changed, its primary business focus was redirected to the exploration of gold and precious metals, and its name was changed to Intergold Corporation.

     The Company's prior operational business activities had been carried out through International Gold Corporation ("INGC"), a private wholly-owned subsidiary of the Company. INGC's primary assets previously consisted of title to a block of 321 contiguous unpatented lode mining claims located in Lincoln County, south-central Idaho (the "Blackhawk Property"). As of the date of this Annual Report, the Company has ceased to hold title to all previously held unpatented lode mining claims that comprised the Blackhawk Property. The 28 unpatented lode mining claims previously retained by the Company were for purposes relating only to the litigation initiated by INGC, on behalf of the Company, against AuRIC Metallurgical Laboratories, LLC ("AuRIC") and Dames & Moore. Such claims have not been held by the Company since August 31, 2001.

     The Company also previously owned forty-nine percent (49%) of a future profit sharing interest in profits to be realized from the exploration of 439 unpatented lode mining claims located in an area adjacent to the Blackhawk Property (the "Blackhawk II Property"). The Company and its prior joint venture partner, Goldstate Corporation ("GDSA"), previously held joint title to the 439 unpatented lode mining claims on the Blackhawk II Property. As of the date of this Annual Report, neither the Company nor GDSA hold title to such mining claims on the Blackhawk II Property.

     INGC, on behalf of the Company, and AuRIC had entered into an Agreement for Services dated March 18, 1999 (the "Agreement for Services") whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the exploration of properties of the Company.

     INGC, on behalf of the Company, had also retained the services of Dames & Moore, an internationally recognized engineering and consulting firm ("Dames & Moore") to provide validation audits of each major step of the assay and metallurgical recovery procedures conducted by AuRIC. In November of 1998, according to independent testing conducted by Dames & Moore, Dames & Moore validated AuRIC's fire assay and parallel chemical leach procedures as a method to verify the existence of mineralization. The positive outcome of the testing program conducted by Dames & Moore formed the subject of a November 30, 1998 report and three further subsequently dated reports regarding the Company's properties. Dames & Moore verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability as well as metallurgical recovery.

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

     On approximately September 25, 2001, Geneva, the Company, INGC, and others entered into settlement agreements and releases with Dames & Moore, et. al., and AuRIC in which the parties agreed to settle in order to diminish the continuous burden, cost and expense of protracted ongoing litigation. See "Part I. Item 3. Legal Proceedings" for further disclosure.

New Business Endeavors

     As of the date of this Annual Report, management of the Company is undertaking research relating to prospective new business endeavors and possible new acquisitions. This research may result in the Company entering into business operations that are not in the minerals exploration field.

ITEM 2. PROPERTIES

     The Company does not own any real estate or other properties. The Company leases office space and its offices are located at 5000 Birch Street, West Tower, Suite 3000, Newport Beach, California 92660.

ITEM 3. LEGAL PROCEEDINGS

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

     On approximately June 14, 2000, Dames & Moore filed an action against the Company, INGC and others in the District Court of the Fifth Judicial District of the State of Idaho, in and for the County of Lincoln (the "Idaho Lawsuit"). In the Idaho Lawsuit, Dames & Moore sought foreclosure of a lien against the Company and/or INGC which purportedly arose in favor of Dames & Moore. At the time, INGC had dropped the bulk of its mining claims, except for a small group related to this litigation as the Company and INGC believed that the mining claims contained no commercial quantities of gold or silver. Dames & Moore sought to have the mining claims sold to compensate Dames & Moore for its services, materials and equipment. Dames & Moore also sought its fees and costs incurred in enforcing its claimed lien. The Company and INGC filed an answer on or about August 8, 2000.

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

     As the Company has not generated revenues and has no liquid assets to commit to fund the significant estimated future expenses associated with ongoing litigation, on June 28, 2001, Geneva, the Company, INGC, Tristar Financial Services, Inc. ("Tristar") and Alexander Cox ("Cox") entered into a funds sharing agreement (the "Funds Sharing Agreement"). Pursuant to the terms of the

Funds Sharing Agreement, (i) Tristar would fund the direct costs of the litigation on a best efforts basis relating to the Lawsuit for the period from April 1, 2001 to the date that the Lawsuit was settled; (ii) as consideration therefore, Tristar would receive thirty percent (30%) of the gross proceeds received by Geneva, the Company and INGC from any and all settlements relating to the Lawsuit, plus the repayment of all payments and advances made by Tristar (the "Tristar Payment"); and (iii) the Tristar Payment would be shared with Cox in proportion of (a) the funds advanced and paid by Cox to Tristar for the purpose of funding the costs of the litigation, (b) divided by the total amount of funds advanced by and paid by Tristar, (c) times the amount of the Tristar Payment. Cox is a shareholder of the Company and as of the date of this Annual Report, holds an approximate 17.17% equity interest.

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

     As of the date of this Annual Report and as a result of the settlements, the Company has received: (i) the share certificate issued to AuRIC representing 2,500,000 (pre-consolidation) shares of Common Stock, which has been cancelled and the shares returned to treasury; (ii) the share certificate issued to Geneva representing 1,500,000 (pre-consolidation) shares of Common Stock, which has been cancelled and the shares returned to treasury; (iii) the promissory note in the principal amount of $250,000 payable by INGC to Geneva, which has been cancelled; and (iv) the promissory note in the principal amount of $250,000 payable by INGC to AuRIC, which has been cancelled. As a result of the settlements, the Company's financial statements for fiscal year ended December 31, 2001 reflect a write- down of all outstanding accounts payable owed to Dames & Moore and certain other parties. See "Financial Statements".

     Geneva, the Company, INGC and other parties received an aggregate of $808,000 in settlement proceeds. An aggregate of approximately $2,000,000 was incurred as legal fees and associated costs relating to the litigation. Of the $808,000 in settlement proceeds, $345,000 was paid for outstanding amounts due and owing to legal counsel relating to the litigation, $10,000 was paid to GDSA, and the remaining $453,000 was paid to Tristar to provide a partial recovery in excess of $900,000 paid by Tristar pursuant to the provisions of the Funds Sharing Agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during fiscal year ended December 31, 2001.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Intergold Corporation's common stock is traded on the OTC Bulletin Board under the symbol "IGCO". The market for the Company's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to the Company's common stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                                      FISCAL YEARS ENDED
                  ------------------------------------------------------------
                  DECEMBER 31, 2001                  DECEMBER 31, 2000
                  ------------------------------------------------------------
                  HIGH BID          LOW BID          HIGH BID         LOW BID
                  ------------------------------------------------------------

First Quarter     $0.021            $0.010           $0.700           $0.046
Second Quarter    $0.025            $0.010           $0.120           $0.045
Third Quarter     $0.010            $0.010           $0.050           $0.015
Fourth Quarter    $0.010            $0.010           $0.024           $0.005

Holders

     As of February 28, 2002, the Company had approximately 87 shareholders of record.

Dividends

     No dividends have ever been declared by the board of directors of the Company on its common stock. Holders of shares of Series A Preferred stock and Series B Preferred stock are entitled to receive, when, as, and if declared by the board of directors of the Company out of funds at the time legally available therefore, cash or stock dividends at an annual rate of 20%, payable annually in arrears, commencing January 1, 1999.

     As of December 31, 2002, there are 6,200,000 Series A Preferred shares issued and outstanding. If the Company's Series A Preferred shareholders elect to convert the remaining outstanding Series A Preferred shares, an additional 10,173,800 shares of common stock would be issued, including 3,973,800 shares in settlement of accrued 20% cumulative undeclared dividends totaling $993,450 for fiscal year ended December 31, 2001.

     As of December 31, 2002, there are 2,510,000 Series B Preferred shares issued and outstanding. If the Company's Series B Preferred shareholders elect to convert the remaining outstanding Series B Preferred shares, an additional 3,889,000 shares of common stock would be issued, including 1,379,000 shares in settlement of accrued 20% cumulative undeclared dividends totaling $689,500 for fiscal year ended December 31, 2001. See "Item 6. Management's Discussion and Analysis or Plan of Operation".

     The Company's losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends either on its common stock or preferred stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

For Fiscal Year Ended December 31, 2001 compared with Fiscal Year Ended December 31, 2000

General

     As of the date of this Annual Report, there has been no income realized from the business operations of the Company. The Company's primary source of financing during the prior fiscal years have been from proceeds received by IGCO from the conversion of Series A Warrants into shares of the Company's common stock at the redemption price of $0.25 per Series A Warrant and cash advances provided to the Company as debt.

     During fiscal year ended December 31, 2001, no Series A Warrants were converted into shares of the Company's restricted Common Stock. During fiscal year ended December 31, 2000, an aggregate of 3,000,000 Series A Warrants were converted into 3,000,000 shares of the Company's restricted Common Stock for an aggregate consideration of $750,000. Each Series A Preferred share is also convertible into one share of Common Stock of the Company and all then accrued and unpaid dividends are convertible into Common Stock at the conversion price of $0.25 per share. During fiscal year ended December 31, 2001, no Preferred Series A shares were converted into shares of the Company's restricted Common Stock. During fiscal year ended December 31, 2000, an aggregate of 1,100,000 Preferred Series A shares were converted into 1,100,000 shares of the Company's Common Stock and an additional 366,700 shares of the Company's Common Stock were issued as a dividend pursuant to such conversion. 6,200,000 Series A Preferred shares remain outstanding.

Results of Operation

     The Company's net loss for fiscal year ended December 31, 2001 was approximately $2,678 compared to a net loss of approximately $2,940,123 for fiscal year ended December 31, 2000. During fiscal years ended December 31, 2001 and 2000, the Company recorded no income.

     During fiscal year ended December 31, 2001, the Company recorded actual operating expenses of $1,643,902. The operating expenses of $1,643,902 were offset by a recognized gain of $1,589,224 on the settlement of the Lawsuit and by directors' fees recoverable in the amount of $52,000, resulting in a recognized net loss of $2,678. During fiscal year ended December 31, 2000, the Company incurred operating expenses of $2,940,123 (a decrease of $1,296,221).

     During fiscal year ended December 31, 2001, the Company did not incur any property exploration expenses compared to $45,192 of property exploration expenses recorded during fiscal year ended December 31, 2000. The decrease in property exploration expenses resulted from suspension of any further exploration of the Blackhawk Property compared to property exploration expenses incurred in the same period for 2000 relating to amounts paid by the Company for preliminary confirmation test work undertaken by the Company associated with contractual agreements between the Company and AuRIC, Dames & Moore and Geneva, respectively (resulting in the litigation between the Company, INGC, Geneva and AuRIC, Dames & Moore and other parties).

     During fiscal year ended December 31, 2001, the Company incurred general and administrative expenses of $522,442 as compared to general and administrative expenses of $824,778 incurred during fiscal year ended December

31, 2000. General and administrative expenses decreased by approximately $302,336 during fiscal year ended December 31, 2001. The decrease in administrative expenses was due primarily to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to exploration and administration of the Blackhawk Property.

     Although the Company incurred actual operating expenses of $1,643,902 during fiscal year ended December 31, 2001, such expenses were offset by the recognition of $1,641,224 resulting from (i) $1,589,224 realized as a gain on the settlement of the Lawsuit, and (ii) $52,000 written-off of directors' fees. During fiscal year ended December 31, 2001, this resulted in a recognized net loss of $2,678.

     Of the $522,442 incurred as administrative expenses during fiscal year ended December 31, 2001, $546,100 was incurred payable to Investor Communications International, Inc. ("ICI") and Amerocan Marketing, Inc. ("Amerocan") for amounts due and owing for operational management, administrative, financial and investor relations services rendered. During fiscal year ended December 31, 2001, net cash advances of $43,905 were made by ICI to the Company. During fiscal year ended December 31, 2001, the Company paid $5,500 to ICI and Amerocan towards an aggregate principal amount due of $590,005 plus $78,379 in accrued interest. One of the Company's officers/directors is contracted by ICI and Amerocan as part of the management team provided by ICI and Amerocan to the Company. During fiscal year ended December 31, 2001, ICI and Amerocan paid an aggregate of $18,250 to a director for services provided to the Company and its subsidiary. See "Item 10. Executive Compensation."

     The Company and ICI entered into a two-year consulting services and management agreement dated January 1, 1999 and the Company's subsidiary, International Gold Corporation, and Amerocan entered into a similar agreement dated January 1, 1999 whereby ICI and Amerocan perform a wide range of management, administrative, financial, marketing and public company services including, but not limited to, the following: (i) international business relations and strategy development, (ii) investor relations and shareholder liaison, (iii) corporate public relations, press release and public information distribution, (iv) property exploration management, including administration of metallurgical development, metallurgical liaison, BLM liaison, engineering company liaison, drilling administration, geologist liaison, mapping, survey and catalogue, geostatistical liaison, environmental research, geological reports compilation and due diligence efforts, (v) administration, including auditor and legal liaison, media liaison, corporate minutebook maintenance and record keeping, corporate secretarial services, printing and production, office and general duties, and (vi) financial and business planning services, including capital and operating budgeting, banking, bookkeeping, documentation, database records, preparation of financial statements and creation of annual reports. On January 1, 2001, the Company and ICI and International Gold Corporation and Amerocan, respectively, renewed its consulting services and management agreement for an additional two-year period.

     As discussed above, the recognition of a small net loss during fiscal year ended December 31, 2001 as compared to the net loss incurred during fiscal year ended December 31, 2000 is attributable primarily to the (i) realization of a gain on the settlement of the Lawsuit and the decreased general and administrative expenses during fiscal year ended December 31, 2001; and (ii) the realization of a loss on settlement of debt in the amount of $1,424,213 during fiscal year ended December 31, 2000. The Company's net loss during fiscal year ended December 31, 2001 was approximately $2,678 or $0.00 per share compared to a net loss of approximately ($2,940,123) or ($0.04) per share during fiscal year ended December 31, 2000. The weighted average number of shares outstanding were 77,140,600 for fiscal year ended December 31, 2001 compared to 73,224,722 for fiscal year ended December 31, 2000.

Liquidity and Capital Resources

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of fiscal year ended December 31, 2001, the Company's total assets were $127 compared to total assets of $3,368 for fiscal year ended 2000. This decrease in total assets from fiscal year ended 2000 was due primarily to a write down in fixed assets. As of fiscal year ended December 31, 2001, the Company's total liabilities were $2,246,877 compared to total liabilities of $2,227,440 for fiscal year ended 2000. This increase in liabilities from fiscal year ended 2000 was due primarily to an increase in advances payable and accrued interest due and owing by the Company to significant shareholders and debt holders which totaled $1,497,801 and $361,925, respectively.

     Stockholders' Deficit increased from ($2,224,072) for fiscal year ended December 31, 2000 to ($2,246,750) for fiscal year ended December 31, 2001.

Audit Committee

     As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

     The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

Audit Fees

     As of the date of this Annual Report, the Company has incurred $5,000 as fees billed by its principal independent accountant for professional services rendered in connection with preparation of the Company's audited financial statements for fiscal year ended December 31, 2001. For fiscal year ended December 31, 2001, the Company incurred $9,309 as fees billed by its principal independent accountant for all other non-audit services (including reviews of the Company's quarterly financial statements).

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements".

Index to Financial Statements

         Auditor's Report dated January 31, 2002
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flow
         Notes to Consolidated Financial Statements

                                TABLE OF CONTENTS
                                                                        PAGE

Table of Contents                                                        F-1

Auditors' Report                                                         F-2

Consolidated Balance Sheets                                              F-3

Consolidated Statements of Operations                                    F-4

Consolidated Statements of Stockholders' Equity                          F-5

Consolidated Statements of Cash Flows                                    F-8

Notes to Consolidated Financial Statements                               F-9

LABONTE & CO.                                    1205 - 1095 West Pender Street
----------------------------------------         Vancouver, BC  Canada
C H A R T E R E D  A C C O U N T A N T S         V6E 2M6
----------------------------------------         Telephone      (604) 682-2778
                                                 Facsimile      (604) 689-2778
                                                 Email        rjl@labonteco.com



                                AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Intergold Corporation

We have audited the consolidated balance sheets of Intergold Corporation (an exploration stage company) as at December 31, 2001 and 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with United States generally accepted accounting principles.




                                            /s/  LaBonte & Co.
                                            ----------------------------------
                                                 LaBonte & Co.

                                            CHARTERED ACCOUNTANTS


Vancouver, B.C.
January 31, 2002


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING
--------------------------------------------------------------------------------
DIFFERENCES
-----------

In the United States, reporting standards for auditors' would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the Stockholders and Board of Directors dated January 31, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

                                            /s/  LaBonte & Co.
                                            ----------------------------------
                                                 LaBonte & Co.

                                            CHARTERED ACCOUNTANTS


Vancouver, B.C.
January 31, 2002



                                                  INTERGOLD CORPORATION
                                             (An Exploration Stage Company)

                                               CONSOLIDATED BALANCE SHEETS



                                                                                            December 31,    December 31,
                                                                                                    2001            2000
                                                                                            ------------    ------------

                                                         ASSETS

CURRENT ASSETS
   Cash                                                                                     $        127    $        406

FIXED ASSETS                                                                                        --             2,962
                                                                                            ------------    ------------

                                                                                            $        127    $      3,368
                                                                                            ============    ============


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                         $    275,261    $    404,482
   Advances payable (Note 3)                                                                   1,497,801         898,545
   Directors fees payable                                                                           --            52,000
   Notes payable (Note 4)                                                                         51,890         551,890
   Accrued Series A warrant redemption payable                                                    60,000          60,000
   Accrued interest payable                                                                      361,925         260,523
                                                                                            ------------    ------------

                                                                                               2,246,877       2,227,440
                                                                                            ------------    ------------

CONTINGENCIES (Notes 1 & 9)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 5)
   Common stock $.00025 par value; 125,000,000 shares authorized
      77,140,600 (2000 - 81,140,600) shares issued and outstanding                                19,284          20,284
   Preferred stock, $.001 par value; 75,000,000 shares authorized
      Issued and outstanding
      Series A - 6,200,000 shares                                                                  6,200           6,200
      Series B - 2,510,000 shares                                                                  2,510           2,510
      Upon liquidation, Series A shares have a $.25 per share preference over other preferred or common stock, Series B shares have a $.50 preference over common stock
   Additional paid-in capital                                                                 10,298,039      10,317,039
   Deficit accumulated during the exploration stage                                          (12,572,783)    (12,570,105)
                                                                                            ------------    ------------

                                                                                              (2,246,750)     (2,224,072)
                                                                                            ------------    ------------

                                                                                            $        127    $      3,368
                                                                                            ============    ============


                     The accompanying notes are an integral part of these consolidated financial statements

                                                          F-3



                                           INTERGOLD CORPORATION
                                       (An Exploration Stage Company)

                                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                            July 26, 1996
                                                              Year ended      Year ended    (inception) to
                                                            December 31,    December 31,      December 31,
                                                                    2001            2000              2001
                                                            ------------    ------------      ------------

REVENUE
   Other Income                                             $       --      $       --        $      1,699
                                                            ------------    ------------      ------------

EXPENSES
   Property exploration expenses                                    --            45,192         5,582,078
   Directors fees (recovery)                                     (52,000)         20,000            21,500
   General and administrative                                    522,442         824,778         4,335,532
   Interest expense                                              136,473          87,384           422,313
   Loss on settlement of debt                                       --         1,424,213         1,424,213
   Professional fees                                             984,987         518,556         1,822,395
   Realized loss on sale of available for sale investment           --            20,000            20,000
   Gain on settlement of lawsuit (Note 9)                     (1,589,224)           --          (1,589,224)
                                                            ------------    ------------      ------------

                                                                   2,678       2,940,123        12,338,807
                                                            ------------    ------------      ------------

NET LOSS FOR THE PERIOD                                     $     (2,678)   $ (2,940,123)     $(12,337,108)
                                                            ============    ============      ============


BASIC NET INCOME (LOSS) PER SHARE                           $      (0.00)   $      (0.04)
                                                            ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    77,140,600      73,224,722
                                                            ============    ============


               The accompanying notes are an integral part of these consolidated financial statements

                                                    F-4



                                      INTERGOLD CORPORATION
                                 (An Exploration Stage Company)

                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD JULY 26, 1996 (INCEPTION) TO DECEMBER 31, 2001



                                                Common stock                Preferred stock
                                            Shares         Amount         Shares        Amount
                                         -----------    -----------    -----------   -----------
Balance, July 26, 1996                          --      $      --             --     $      --

Issuance of common stock
  for cash, net of offering costs          3,013,000          3,013           --            --

Net income, July 26, 1996
  (inception) to December 31, 1996              --             --             --            --
                                         -----------    -----------    -----------   -----------

Balance, December 31, 1996                 3,013,000          3,013           --            --

Redemption of shares of stock for
  note payable                            (1,889,750)        (1,890)          --            --

Stock split on a 4:1 basis                 3,369,750           --             --            --

Issuance of common stock for
  acquisition of subsidiary               42,000,000         10,500           --            --

Issuance of common stock for cash          1,000,000            250           --            --

Issuance of common stock for cash            450,000            113           --            --

Net loss, Year ended December 31, 1997          --             --             --            --
                                         -----------    -----------    -----------   -----------

Balance, December 31, 1997                47,943,000         11,986           --            --

Issuance of Series A preferred stock
  for cash                                      --             --        1,100,000         1,100

Issuance of Series A preferred stock
  for cash                                      --             --        2,700,000         2,700

Issuance of Series A preferred stock
  for cash                                      --             --        4,000,000         4,000

Issuance of Series A preferred stock
  for cash                                      --             --        1,200,000         1,200

Issuance of Series A preferred stock
  in settlement of convertible
  debenture                                     --             --        1,000,000         1,000

Issuance of common stock in
  settlement of debt                          79,000             20           --            --

Accumulated unrealized loss on
  investments                                   --             --             --            --

Net Loss, Year Ended December 31, 1998          --             --             --            --
                                         -----------    -----------    -----------   -----------
Balance, December 31, 1998                48,022,000    $    12,006     10,000,000   $    10,000


                        The accompanying notes are an integral part of
                            these consolidated financial statements

                                              F-5



                                       INTERGOLD CORPORATION
                                  (An Exploration Stage Company)

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE PERIOD JULY 26, 1996 (INCEPTION) TO DECEMBER 31, 2001
                                           (Continued)


                                                          Deficit
                                                        Accumulated     Other
                                         Additional       during     Comprehensive
                                           Paid-in      Development     Income
                                           Capital        Stage         (Loss)          Total
                                         -----------   -----------    -----------    -----------
Balance, July 26, 1996                   $      --     $      --      $      --      $      --

Issuance of common stock
  for cash, net of offering costs              4,644          --             --            7,657

Net income, July 26, 1996
  (inception) to December 31, 1996              --             215           --              215
                                         -----------   -----------    -----------    -----------

Balance, December 31, 1996                     4,644           215           --            7,872

Redemption of shares of stock for
  note payable                                  --            --             --           (1,890)

Stock split on a 4:1 basis                      --            --             --             --

Issuance of common stock for
  acquisition of subsidiary                     --            --             --           10,500

Issuance of common stock for cash            499,750          --             --          500,000

Issuance of common stock for cash            449,888          --             --          450,001

Net loss, Year ended December 31, 1997          --      (1,779,733)          --       (1,779,733)
                                         -----------   -----------    -----------    -----------

Balance, December 31, 1997                   954,282    (1,779,518)          --         (813,250)

Issuance of Series A preferred stock
  for cash                                   273,900          --             --          275,000

Issuance of Series A preferred stock
  for cash                                   672,300          --             --          675,000

Issuance of Series A preferred stock
  for cash                                   996,000          --             --        1,000,000

Issuance of Series A preferred stock
  for cash                                   298,800          --             --          300,000

Issuance of Series A preferred stock
  in settlement of convertible
  debenture                                  249,000          --             --          250,000

Issuance of common stock in
  settlement of debt                          39,480          --             --           39,500

Accumulated unrealized loss on
  investments                                   --            --          (95,000)       (95,000)

Net Loss, Year Ended December 31, 1998          --      (1,811,255)          --       (1,811,255)
                                         -----------   -----------    -----------    -----------
Balance, December 31, 1998               $ 3,483,762   $(3,590,773)   $   (95,000)   $  (180,005)


                          The accompanying notes are an integral part of
                              these consolidated financial statements

                                            F-5{Con't)



                                         INTERGOLD CORPORATION
                                    (An Exploration Stage Company)

                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE PERIOD JULY 26, 1996 (INCEPTION) TO DECEMBER 31, 2001



                                                     Common stock               Preferred stock
                                                 Shares        Amount        Shares         Amount
                                              -----------   -----------   -----------    -----------
Balance, December 31, 1998                     48,022,000   $    12,006    10,000,000    $    10,000

Issuance of common stock pursuant to
  technology sub-license agreement              4,000,000         1,000          --             --

Issuance of common stock in
  settlement of debt                               30,000             7          --             --

Issuance of common stock pursuant to
  Series A Preferred warrant
  redemption                                    1,000,000           250          --             --

Issuance of common stock pursuant to
  conversion of Series A Preferred
  stock                                         2,700,000           674    (2,700,000)        (2,700)

Issuance of common stock in settlement
  of cumulative dividend on converted
  Series A preferred stock                        576,000           144          --             --

Issuance of Series B Preferred Stock
  pursuant to private placement at $.50 per
  share                                              --            --       2,510,000          2,510

20% cumulative preferred dividends paid
  on converted Series A Preferred Stock              --            --            --             --

Preferred Series A Warrant Redemption                --            --            --             --

Accumulated unrealized loss on investments           --            --            --             --

Net Loss, Year Ended December 31, 1999               --            --            --             --
                                              -----------   -----------   -----------    -----------
Balance, December 31, 1999                     56,328,000   $    14,081     9,810,000    $     9,810


                            The accompanying notes are an integral part of
                                these consolidated financial statements





                                          INTERGOLD CORPORATION
                                     (An Exploration Stage Company)

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      FOR THE PERIOD JULY 26, 1996 (INCEPTION) TO DECEMBER 31, 2001
                                              (Continued)


                                                               Deficit
                                                             Accumulated       Other
                                               Additional      during      Comprehensive
                                                Paid-in      Development       Income
                                                Capital         Stage          (Loss)         Total
                                              -----------    -----------    -----------    -----------
Balance, December 31, 1998                    $ 3,483,762    $(3,590,773)   $   (95,000)   $  (180,005)

Issuance of common stock pursuant to
  technology sub-license agreement              2,359,000           --             --        2,360,000

Issuance of common stock in
  settlement of debt                               14,993           --             --           15,000

Issuance of common stock pursuant to
  Series A Preferred warrant
  redemption                                      249,750           --             --          250,000

Issuance of common stock pursuant to
  conversion of Series A Preferred
  stock                                             2,026           --             --             --

Issuance of common stock in settlement
  of cumulative dividend on converted
  Series A preferred stock                        143,856           --             --          144,000

Issuance of Series B Preferred Stock
  pursuant to private placement at $.50 per
  share                                         1,252,490           --             --        1,255,000

20% cumulative preferred dividends paid
  on converted Series A Preferred Stock              --         (144,000)          --         (144,000)

Preferred Series A Warrant Redemption             (90,000)          --             --          (90,000)

Accumulated unrealized loss on investments           --             --          (55,000)       (55,000)

Net Loss, Year Ended December 31, 1999               --       (5,803,534)          --       (5,803,534)
                                              -----------    -----------    -----------    -----------
Balance, December 31, 1999                    $ 7,415,877    $(9,538,307)   $  (150,000)   $(2,248,539)


                             The accompanying notes are an integral part of
                                these consolidated financial statements

                                               F-6(Con't)




                                          INTERGOLD CORPORATION
                                     (An Exploration Stage Company)

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      FOR THE PERIOD JULY 26, 1996 (INCEPTION) TO DECEMBER 31, 2001



                                                  Common stock                  Preferred stock
                                             Shares          Amount          Shares          Amount
                                          ------------    ------------    ------------    ------------
Balance, December 31, 1999                  56,328,000    $     14,081       9,810,000    $      9,810

Loss realized on disposition of
  investment                                      --              --              --              --

Issuance of common stock pursuant to
  conversion of Series A Preferred
  stock                                      1,000,000             250      (1,000,000)         (1,000)

Issuance of common stock in
  settlement of cumulative dividend on
  converted Series A preferred stock           326,100              82            --              --

20% cumulative preferred dividends
paid on converted Series A Preferred
  Stock                                           --              --              --              --

Issuance of common stock is settlement
  of debt                                   20,345,900           5,086            --              --

Issuance of common stock pursuant to
  Preferred Series A warrant redemption      3,000,000             750            --              --

Reversal of Preferred Series A warrant
  redemption                                      --              --              --              --

Issuance of common stock pursuant to
  conversion of Series A Preferred
  stock                                        100,000              25        (100,000)           (100)

Issuance of common stock in settlement
  of cumulative dividend on converted
  Series A preferred stock                      40,600              10            --              --

20% cumulative preferred dividends
  paid on converted Series A Preferred
  Stock                                           --              --              --              --

Net Loss, Year Ended December 31, 2000            --              --              --              --
                                          ------------    ------------    ------------    ------------

Balance, December 31, 2000                  81,140,600          20,284       8,710,000           8,710

Return and cancellation of stock
  previously issued for technology
  sub-license (Note 9)                      (4,000,000)         (1,000)           --              --

Net Loss, Year Ended December 31, 2001            --              --              --              --
                                          ------------    ------------    ------------    ------------
Balance, December 31, 2001                  77,140,600    $     19,284       8,710,000    $      8,710
                                          ============    ============    ============    ============


                             The accompanying notes are an integral part of
                                 these consolidated financial statements

                                                  F-7



                                          INTERGOLD CORPORATION
                                     (An Exploration Stage Company)

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      FOR THE PERIOD JULY 26, 1996 (INCEPTION) TO DECEMBER 31, 2001
                                              (Continued)



                                                            Deficit
                                                          Accumulated        Other
                                           Additional       during       Comprehensive
                                            Paid-in       Development        Income
                                            Capital          Stage           (Loss)          Total
                                          ------------    ------------    ------------    ------------
Balance, December 31, 1999                $  7,415,877    $ (9,538,307)   $   (150,000)   $ (2,248,539)

Loss realized on disposition of
  investment                                      --              --           150,000         150,000

Issuance of common stock pursuant to
  conversion of Series A Preferred
  stock                                            750            --              --              --

Issuance of common stock in
  settlement of cumulative dividend on
  converted Series A preferred stock            81,443            --              --            81,525

20% cumulative preferred dividends
paid on converted Series A Preferred
  Stock                                           --           (81,525)           --           (81,525)

Issuance of common stock is settlement
  of debt                                    2,029,504            --              --         2,034,590

Issuance of common stock pursuant to
  Preferred Series A warrant redemption        749,250            --              --           750,000

Reversal of Preferred Series A warrant
  redemption                                    30,000            --              --            30,000

Issuance of common stock pursuant to
  conversion of Series A Preferred
  stock                                             75            --              --              --

Issuance of common stock in settlement
  of cumulative dividend on converted
  Series A preferred stock                      10,140            --              --            10,150

20% cumulative preferred dividends
  paid on converted Series A Preferred
  Stock                                           --           (10,150)           --           (10,150)

Net Loss, Year Ended December 31, 2000            --        (2,940,123)           --        (2,940,123)
                                          ------------    ------------    ------------    ------------


Balance, December 31, 2000                  10,317,039     (12,570,105)           --        (2,224,072)

Return and cancellation of stock
  previously issued for technology
  sub-license (Note 9)                         (19,000)           --              --           (20,000)

Net Loss, Year Ended December 31, 2001            --            (2,678)           --            (2,678)
                                          ------------    ------------    ------------    ------------
Balance, December 31, 2001                $ 10,298,039    $(12,572,783)   $       --      $ (2,246,750)
                                          ============    ============    ============    ============


                             The accompanying notes are an integral part of
                                these consolidated financial statements

                                               F-7(Con't)



                                                        INTERGOLD CORPORATION
                                                   (An Exploration Stage Company)

                                                CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                                       July 26, 1996
                                                                                       Year ended       Year ended    (inception) to
                                                                                     December 31,     December 31,     December 31,
                                                                                             2001             2000             2001
                                                                                     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                                   $     (2,678)    $ (2,940,123)    $(12,337,108)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Depreciation                                                                              296              592            1,634
  - Loss on disposal of fixed assets                                                        2,666             --              2,666
  - Write-off of accounts payable                                                         (41,172)            --            (41,172)
  - Gain on settlement of lawsuit                                                      (1,589,224)            --         (1,589,224)
  - Loss on settlement of debt                                                               --          1,424,213        1,424,213
  - Loss on sale of investment                                                               --             20,000           20,000
  - Non-cash exploration costs                                                               --               --          2,860,000
  - Changes in working capital assets and liabilities
       Prepaid expenses                                                                      --              5,000             --
       Advances payable                                                                   599,256          608,581        2,232,867
       Accounts payable                                                                   148,901           36,791          618,380
       Accrued interest payable                                                           135,676           87,383          421,510
       Directors fees payable                                                             (52,000)           6,500             --
                                                                                     ------------     ------------     ------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                              (798,279)        (751,063)      (6,386,231)
                                                                                     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of available-for-sale investments                                              --               --           (170,000)
  Equipment purchases                                                                        --               --             (4,300)
                                                                                     ------------     ------------     ------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                                     --               --           (174,300)
                                                                                     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                                       --            750,000        1,957,658
  Sale of Series A preferred stock                                                           --               --          2,500,000
  Sale of Series B preferred stock                                                           --               --          1,255,000
  Net cash received on settlement of lawsuit                                              798,000             --            798,000
  Note payable                                                                               --               --             50,000
                                                                                     ------------     ------------     ------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                                  798,000          750,000        6,560,658
                                                                                     ------------     ------------     ------------

INCREASE (DECREASE) IN CASH                                                                  (279)          (1,063)             127

CASH, BEGINNING OF YEAR                                                                       406            1,469             --
                                                                                     ------------     ------------     ------------

CASH, END OF YEAR                                                                    $        127     $        406     $        127
                                                                                     ============     ============     ============


OTHER NON-CASH TRANSACTIONS:
In connection with the settlement described in Note 9, during the year ended
December 31, 2001, the Company wrote off its notes payable, accrued interest, certain accounts payable and cancelled 4,000,000 common shares with a fair value of $20,000 resulting in a gain of $1,589,224.


                                           The accompanying notes are an integral part of
                                               these consolidated financial statements



                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements

                                DECEMBER 31, 2001



NOTE 1:  NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company is in the exploration stage of its mineral property development. To date, the Company has not generated significant revenues from operations and has a working capital deficit and a stockholders' deficiency of $2,246,750 at December 31, 2001. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, settling its outstanding debts and on the future development of a new business venture. Advances from certain significant shareholders will form the primary source of short-term funding for the Company during the next twelve months. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Depreciation
The Company depreciates equipment over 7 years using the straight-line method.

Loss Per Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. As of December 31, 2001, there were 3,450,000 exercisable options, 8,710,000 shares of convertible preferred stock and 2,510,000 common stock warrants that can be converted into a total of 14,670,000 shares of common stock. As these options, convertible preferred stock and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

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

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
DECEMBER 31, 2001


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

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


NOTE 3:  ADVANCES PAYABLE

Advances payable are comprised of cash advances and accrued fees and expenses as follows:

                                                        2001            2000
                                                     -----------     -----------



     Sonanini Holdings Ltd.                          $   442,770     $   442,770
     Investor Communications International, Inc.         749,381         280,775
     Amerocan Marketing, Inc.                            151,000          60,000
     Tristar Financial Services Ltd.                     145,400         115,000
     Brent Pierce                                          9,150               -
     Grant Atkins                                            100               -
                                                     -----------     -----------
                                                     $ 1,497,801     $   898,545
                                                     ===========     ===========


The advances bear 10% simple interest and are due on demand. There is $351,758 of interest accrued on the advances as of December 31, 2001 (2000 - $225,347). See Note 8 - Related Party Transactions.




INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
DECEMBER 31, 2001



NOTE 4   :        NOTES PAYABLE                                                                            December      December
                                                                                                           31, 2001      31, 2000
Auric Metallurgical Laboratories, LLC, pursuant to the technology sub-license agreement dated March 18, 1999, bearing interest at 3% per annum, simple interest on the balance outstanding. The note for $250,000 and accrued interest of $17,137 has been cancelled as per the Settlement Agreement of
September 28, 2001.  See Note 9.                                                                           $   --       $ 250,000

Geneva Resources, Inc. pursuant to the technology sub-license agreement dated March 18, 1999, bearing interest at 3% per annum, simple interest on the balance outstanding.  The note for
$250,000 and accrued interest of $17,137 has been cancelled as per the Settlement Agreement of
September 28, 2001.  See Note 9.                                                                               --         250,000

Sonanini Holdings Ltd., bearing interest at 7% per annum, simple interest on the balance outstanding. The note is dated August 6, 1998 and has no stated maturity date. Accrued interest on
the note through December 31, 2001 totals $10,166.                                                           50,000        50,000

For the redemption of 1,889,750 shares of restricted common stock of the Company payable at par
value of $.00025.                                                                                             1,890         1,890
                                                                                                           ---------     ---------

                                                                                                           $  51,890     $ 551,890
                                                                                                           =========     =========


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

                                      F-11

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
DECEMBER 31, 2001


NOTE 5:  STOCKHOLDERS' EQUITY (con't)

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

On February 16, 2000, the Company settled advances and accrued interest totaling $610,377 from significant shareholders by issuance of 20,345,900 common shares with a fair value of $2,034,590, resulting in a loss of $1,424,213.

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

On October 29, 2001 4,000,000 common shares originally issued pursuant to the Technology Sub-license agreement were returned to the Company as part of the litigation settlement agreement and were cancelled. See Note 9.

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

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
DECEMBER 31, 2001


NOTE 5:  STOCKHOLDERS' EQUITY (con't)

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

As of December 31, 2001, there are 6,200,000 Series A Preferred shares issued and outstanding. If the Company's Series A Preferred shareholders elect to convert the remaining outstanding Series A Preferred shares, an additional 10,173,800 shares of common stock would be issued, including 3,973,800 shares in settlement of accrued 20% cumulative undeclared dividends totaling $993,450.

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

As of December 31, 2001, there are 2,510,000 Series B Preferred shares issued and outstanding. If the Company's Series B Preferred shareholders elect to convert the remaining outstanding Series B Preferred shares, an additional 3,889,000 shares of common stock would be issued, including 1,379,000 shares in settlement of accrued 20% cumulative undeclared dividends totaling $689,500.


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

During the year ended December 31, 1999, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 2,000,000 options with an exercise price of $.50 per share of common stock and 1,450,000 options with an exercise price of $1.00 per common share of common stock. Selected information regarding the Company's employee stock options as of December 31, 2001 are as follows:

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
DECEMBER 31, 2001


NOTE 6:  EMPLOYEE STOCK OPTION PLAN (con't)

                                                    December 31, 2001
                                                ---------------------------
                                                               Weighted
                                                Number of       average
                                                 options     exercise price

     Outstanding at Beg. of Period              3,450,000       $.71/share
     Outstanding at End of Period               3,450,000       $.71/share
     Exercisable at End of Period               3,450,000       $.71/share
     Options Granted During the Year                    -                -
     Options Exercised During the Year                  -                -
     Options Forfeited During the Year                  -                -
     Options Expired During the Year                    -                -

As of December 31, 2001, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 15 years 361 days.

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

The Company was involved in a dispute relating to this agreement and during September 2001, a settlement was reached and all parties agreed to have the lawsuit dismissed. As part of the settlement, the Company received $798,000, the promissory notes totaling $500,000 to AuRIC and Geneva were cancelled along with accrued interest, 4,000,000 shares issued to AuRIC and Geneva were returned to treasury and subsequently cancelled, and certain accounts payable were written off, resulting in a total gain of $1,589,224. Refer to Note 9.

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

One director of Intergold Corporation has been contracted by ICI and Amerocan and is part of the management team provided to Intergold Corporation and its subsidiary. During the year ended December 31, 2001 a total of $546,100 was incurred to these private companies which are also significant shareholders for managerial, administrative and investor relations services provided to the Company and its subsidiary. During the year ended December 31, 2001 these companies paid a total of $18,250 to a director for services provided to the Company and its subsidiary.

During the year ended December 31, 2001 net cash advances of $43,905 were received from ICI and other shareholders. Interest of $78,379 was accrued on outstanding advances and fees owing.

During the year ended December 31, 2001 accrued director fees totaling $52,000 were cancelled.

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
DECEMBER 31, 2001


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

On or about June 14, 2000, Dames & Moore filed an action against the Company, IGC, and others in the District Court of the Fifth Judicial District of the State of Idaho, in and for the County of Lincoln. In the Idaho lawsuit, Dames & Moore sought foreclosure of a lien against the Company and/or IGC which purportedly arose in favor of Dames & Moore. Dames & Moore sought to have the mining claims sold to compensate Dames & Moore for its services, materials, and equipment. Dames & Moore also sought its fees and costs incurred in enforcing its claimed lien. IGC and the Company filed an Answer on or about August 8, 2000. No discovery has occurred in the Idaho Lawsuit.

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

Geneva and IGC subsequently obtained an order from the District Court to grant its Motion to Compel. The Order required that AuRIC and Dames & Moore produce the alleged proprietary technology for Geneva's and IGC's restricted use by its legal counsel and industry experts. Geneva and IGC obtained expert opinions as to the ineffectiveness of the alleged proprietary technology, as well as damage calculations.

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

On June 22, 2001, the Company, IGC, Geneva, Brent Pierce, MBM and Mehrtens entered into a settlement agreement (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, the parties agreed to treat the contents of the Settlement Agreement as strictly confidential and to not disclose such terms and provisions to anyone.

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
DECEMBER 31, 2001


NOTE 9:  SETTLEMENT OF LAWSUIT (con't)

As the Company had not generated revenues and has no liquid assets to commit to fund the significant estimated future expenses associated with ongoing litigation, Geneva, the Company, IGC, Tristar Financial Services, Inc. ("Tristar") and Alexander Cox ("Cox") entered into a funds sharing agreement (the "Funds Sharing Agreement") dated on June 28, 2001, executed in July 2001. Pursuant to the terms of the Funds Sharing Agreement, (i) Tristar would fund the direct costs of the litigation on a best efforts basis relating to the Lawsuit for the period from April 1, 2001 to the date that the Lawsuit was settled; (ii) as consideration therefore, Tristar would receive thirty percent (30%) of the gross proceeds received by Geneva, the Company and IGC from any and all settlements relating to the Lawsuit, plus the repayment of all payments and advances made by Tristar (the "Tristar Payment"); and (iii) the Tristar Payment would be shared with Cox in proportion of (a) the funds advanced and paid by Cox to Tristar for the purpose of funding the costs of the litigation, (b) divided by the total amount of funds advanced by and paid by Tristar, (c) times the amount of the Tristar Payment. Cox is a significant shareholder of the Company and as of the date of these financial statements, holds an approximate 17% equity interest.

During September 2001, a settlement was reached and all parties agreed to have the lawsuit dismissed. Geneva, the Company, IGC and other parties received an aggregate of $798,000 in settlement proceeds. Of the $808,000 in settlement proceeds, $345,000 was paid for outstanding amounts due and owing to legal counsel relating to the litigation, $10,000 was paid to Goldstate Corporation and the remaining $453,000 was paid to Tristar in full settlement of amounts incurred by Tristar pursuant to the provisions of the Funds Sharing Agreement. In addition, the promissory notes totaling $500,000 to AuRIC and Geneva were cancelled along with accrued interest of $34,274, 4,000,000 shares issued to AuRIC and Geneva were returned to treasury for cancellation, and all accounts payable owing to Dames & Moore and MBM totaling $236,950 were written off, resulting in a gain of $1,589,224. As costs of litigation exceeded the funds received from the Settlement, as per the lawsuit initiated by Geneva and IGC, on behalf of the Company, Intergold did not receive any cash benefit from the Settlement.

As a result of the settlement of the lawsuit, management has ceased all exploration in the Blackhawk Property.


NOTE 10: INCOME TAXES

The Company incurred operating losses or gains for the year ended December 31, 2001 and 2000 of approximately $2,678 and $2,940,123, respectively. The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2001, the Company had net operating loss carry forwards of approximately $10,627,000 which expire between the years 2007 - 2016. Due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

     Since January 1, 1997 to August 8, 2000, the Company had a former accountant. Since August 9, 2000 and to date, the Company's current principal independent accountants have not resigned or declined to stand for re-election or were dismissed. The Company's former principal independent accountant, Johnson, Holscher & Company, P.C., resigned because of a business decision made by management of Johnson, Holscher & Company, P.C. to cease rendering services for clients which involve services or representation under the Securities Act or the Securities Exchange Act of 1934, as amended. Subsequently, management of the Company determined that the accounting firm of Labonte & Co. be engaged to provide services. Such decision to change accountants was approved by the board of directors of the Company. During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of Johnson, Holscher & Company, P.C., there were no disagreements with either Johnson, Holscher & Company, P.C. nor with LaBonte & Co., whether or not resolved, on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of either Johnson, Holscher & Company, P.C. or LaBonte & Co., would have caused Johnson, Holscher & Company, P.C. or LaBonte & Co. to make reference to the subject matter of the disagreements in its respective reports.

     Neither the Company's current principal independent accountants nor its former principal independent accountant have provided an adverse opinion or disclaimer of opinion to the Company's financial statements, nor modified their respective opinion as to uncertainty, audit scope or accounting principles. However, the auditor's report to the financial statements for fiscal year ended December 31, 2001 is qualified as to the Company's ability to continue as a going concern.

     The Company's principal independent accountant from August 9, 2000 to the current date is Labonte & Co., 1205 - 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

Name                      Age               Position with the Company
----                      ---                 ------------------

Gary J. Powers             54                 President and Director

Grant Atkins               41                 Secretary, Treasurer and Director

     The directors and executive officers of the Company's wholly-owned subsidiary, International Gold Corporation ("INGC") are as follows:

Name                       Age                Position with INGC
----                       ---                ------------------

Gary J. Powers             54                 President, Secretary/Treasurer and
                                              Director

     The directors and executive officers of Intergold Mining Corporation are as follows:

Name                       Age                Position with Intergold Mining
----                       ---                ------------------------------

Grant Atkins               41                 President, Secretary/Treasurer and
                                              Director

     GARY J. POWERS has been the President and a Director of the Company since September of 1998 and the President and a Director of INGC since September of 1998. Mr. Powers has worked in the public sector at a senior Canadian governmental level and has private sector experience in project development and business management. His background in the process of government and the needs of business will aid in the course of developing infrastructure and resources. For the past six years, Mr. Powers has worked for Guest Investments Ltd. as a management and education consultant and for Helen Kupper Enterprises, Ltd. as a business manager.

     GRANT ATKINS has been the Secretary, Treasurer and a Director of the Company since September of 1998. Mr. Atkins has also been the sole director and the President, Secretary and Treasurer of Intergold Mining Corporation since March of 1998. For the past six years, Mr. Atkins has been self-employed as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. Mr. Atkins has provided organization and controller duties in the Company since its formation. Mr. Atkins is also the director and president for Vega-Atlantic Corporation, an OTC Bulletin Board public company engaged in the exploration and development of gold and other minerals within the United States and internationally, Hadro Resources, Inc., an OTC Bulletin Board public company engaged in oil and natural gas exploration and development within the United States and internationally, and Eduverse.Com, an OTC Bulletin Board public company.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by IGCO and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers and Directors

     As of the date of this Annual Report, all executive officers and directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. Previously, all officers of the Company may be paid up to $5,000 per month for their executive officer roles, however, no such expenses were incurred during fiscal year ended December 31, 2001. Gary Powers, the President of the Company, has previously invoiced the Company through Guest Investments Ltd ("Guest Investments") for management consulting services performed, but no fees were incurred by the Company during fiscal year ended December 31, 2001. Grant Atkins derives remuneration from the Company directly and through Investor Communications International, Inc. ("ICI"), which provides a wide range of management, financial and administrative services to the Company. Grant Atkins may also derive remuneration directly and indirectly through Amerocan Marketing, Inc. ("Amerocan"), which provides a wide range of management, financial and administrative services to the Company.

     As of fiscal year ended December 31, 2001, the Company and INGC had accrued a total of approximately $52,000 as officers and directors executive compensation, which was cancelled effective December 31, 2001, resulting in the directors' fee recovery noted in the Consolidated Statement of Operations for fiscal year ended December 31, 2001.

     During fiscal year ended December 31, 2001, $546,100 was incurred payable to ICI and Amerocan for amounts due and owing for operational management, administrative, financial and other services rendered. During fiscal year ended December 31, 2001, net cash advances of $43,905 were made by ICI to the Company. During fiscal year ended December 31, 2001, the Company paid $5,500 to ICI and Amerocan towards an aggregate principal amount due of $590,005 plus $78,379 in accrued interest. One of the Company's officers/directors is employed by ICI and Amerocan and part of the management team provided by ICI and Amerocan to the Company.

     Of the amounts paid to ICI during fiscal year 2001, Grant Atkins received approximately $18,500, and Gary Powers received $-0-. Of the amounts paid to Amerocan during fiscal year 2001, Grant Atkins received $-0- and Gary Powers received $-0-. See "Summary Compensation Table" below.

     Executive compensation is subject to change concurrent with the Company's requirements. None of the officers and directors of the Company are officers or directors of Amerocan or ICI, nor does the Company own of record capital stock of Amerocan or ICI although certain officers or directors comprise the management teams of Amerocan and ICI.

Summary Compensation Table
--------------------------

                               Annual Compensation           Awards      Payouts
                              ---------------------       -------------  -------
                                 $      $       $          $       #       $
Name and Position             Salary  Bonus   Other       RSA   Options    LTIP
--------------                ------  -----   -----       ---   -------  ------
                                                   (1)
Gary Powers             1999     0      0    $57,000       0       0       0
Pres./Director          2000     0      0    $33,000       0       0       0
                        2001     0      0    $     0       0       0       0

                                                   (1)
Grant Atkins            1999     0      0    $61,000       0       0       0
Secretary/Director      2000     0      0    $57,500       0       0       0
                        2001     0      0    $18,500       0       0       0

                                                   (1)
Harold Gooding          1999     0      0    $     0       0       0       0
Director                2000     0      0    $13,500       0       0       0
                        2001     0      0    $     0       0       0       0

Michael Mehrtens, Ph.D. 1999     0      0    $97,425       0       0       0
Chief Geologist,        2000     0      0    $     0       0       0       0
Consultant              2001     0      0    $     0       0       0       0


(1) Received pursuant to respective contractual arrangements between the Company and Guest Investments, Ltd., and/or Amerocan Marketing, Inc. and/or ICI.

(2) Received pursuant to contractual arrangements between the Company and MBM Consultants, Inc.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of Common Stock of IGCO owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Annual Report.

--------------------------------------------------------------------------------
Title of Class        Name and Address         Amount and Nature     Percent of
                    of Beneficial Owner       of Beneficial Owner     of Class
--------------------------------------------------------------------------------
                                                             (1)
Common Stock         Alexander Cox                 13,245,000          17.17%
                     428 - 755 Burrard Street
                     Vancouver, British Columbia
                     Canada V6Z 1X6

                                                             (1)
Common Stock         Calista Capital Corporation   10,040,263          13.02%
                     P.O. Box W-961
                     St. Johns, Antigua
                                                             (1)
Common Stock         Buffy Holdings Ltd.            8,467,400          10.98%
                     C/O Frederick Gottlieb
                     P.O. Box AB20405
                     Marsh Harbor, Abaco Bahamas
                                                             (1)
Common Stock         Intergold Mining Corporation  17,424,300          22.59%
                     3305 W. Spring Mountain Road
                     Suite 60
                     Las Vegas, Nevada 89102
                                                             (1)
Common Stock         Investor Communications        6,992,000           9.06%
                     International, Inc.
                     435 Martin Street, Suite 2000
                     Blaine, Washington 98320
                                                             (1)
Common Stock         Amerocan Marketing, Inc.       6,917,000           8.97%
                     219 Broadway, Suite 505
                     Laguna Beach, California 92651
                                                             (1)
Common Stock         Phoenix Asset Corp.            5,709,300           7.40%
                     P.O. Box W-960
                     St. Johns, Antigua
                                                             (2)
Common Stock         All officers and directors     1,100,000           0.14%
                     as a group (2 persons)

--------------------------------------------------------------------------------
(1)
  These are restricted shares of Common Stock.
(2)
  Includes the assumption of the exercise of options by each option holder pursuant to the terms of the Non-Qualified Stock Option Plan to purchase an aggregate of 1,100,000 shares of restricted Common Stock at $0.50 per share and $1.00 per share, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The officers/directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. Certain conflicts of interest, therefore, may arise between the Company and the respective officer/director. Such conflicts can be resolved through the exercise by such officer/director of judgment consistent with his fiduciary duties to the Company. The officers/directors of the Company intend to resolve such conflicts in the best interests of the Company. Moreover, the officers/directors will devote their time to the affairs of the Company as they deem necessary.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following exhibits are filed as part of this Annual Report.

              None.

         (b)  Reports on Form 8-K.

              None.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERGOLD CORPORATION


Dated: March 27, 2002                       By:  /s/  GARY POWERS
                                              ----------------------------------
                                                      Gary Powers, President