Form 10QSB
period 2002-03-31
INTERGOLD CORP
filed 2002-05-15
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                          435 Martin Street, Suite 2000
                            Blaine, Washington 98230
                    (Address of Principal Executive Offices)

                                 (360) 332-1354
                           (Issuer's telephone number)


                    5000 Birch Street, West Tower, Suite 4000
                         Newport Beach, California 92660
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Class                                  Outstanding as of May 13, 2002

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

                                  March 31, 2002


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



                                                  INTERGOLD CORPORATION
                                             (An Exploration Stage Company)

                                               CONSOLIDATED BALANCE SHEETS


                                                                                            March 31,      December 31,
                                                                                               2002            2001
                                                                                           ------------    ------------
                                                                                            (Unaudited)
                                                         ASSETS
CURRENT ASSETS
   Cash                                                                                    $         37    $        127
                                                                                           ------------    ------------

                                                                                           $         37    $        127
                                                                                           ============    ============


                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                                        $    281,404    $    275,261
   Advances payable (Note 3)                                                                  1,530,335       1,497,801
   Notes payable (Note 4)                                                                        51,890          51,890
   Accrued Series A warrant redemption payable                                                   60,000          60,000
   Accrued interest payable                                                                     400,236         361,925
                                                                                           ------------    ------------

                                                                                              2,323,865       2,246,877
                                                                                           ------------    ------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 5)
   Common stock $.00025 par value; 125,000,000 shares authorized
      77,140,600 shares issued and outstanding                                                   19,284          19,284
   Preferred stock, $.001 par value; 75,000,000 shares authorized
      Issued and outstanding
      Series A - 6,200,000 shares                                                                 6,200           6,200
      Series B - 2,510,000 shares                                                                 2,510           2,510
      Upon liquidation, Series A shares have a $.25 per share preference over other preferred or common stock, Series B shares have a $.50 preference over common stock
   Additional paid-in capital                                                                10,298,039      10,298,039
   Deficit accumulated during the exploration stage                                         (12,649,861)    (12,572,783)
                                                                                           ------------    ------------

                                                                                             (2,323,828)     (2,246,750)
                                                                                           ------------    ------------

                                                                                           $         37    $        127
                                                                                           ============    ============


                                       The accompanying notes are an integral part
                                   of these interim consolidated financial statements



                                          INTERGOLD CORPORATION
                                      (An Exploration Stage Company)

                               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)


                                                            Three months    Three months   July 26, 1996
                                                                   ended           ended  (inception) to
                                                               March 31,       March 31,       March 31,
                                                                    2002            2001            2002
                                                            ------------    ------------    ------------
REVENUE
   Other Income                                             $       --      $       --      $      1,699
                                                            ------------    ------------    ------------

EXPENSES
   Property exploration expenses                                    --             1,600       5,882,078
   Directors fees                                                   --             4,500          21,500
   General and administrative                                     29,705         183,227       4,365,238
   Interest expense                                               39,042          30,484         461,355
   Loss on settlement of debt                                       --              --         1,424,213
   Professional fees                                               8,331          97,154       1,830,726
   Realized loss on sale of available for sale investment           --              --            20,000
   Gain on settlement of lawsuit                                    --              --        (1,589,224)
                                                            ------------    ------------    ------------
                                                                  77,078         316,965      12,415,886
                                                            ------------    ------------    ------------

NET LOSS FOR THE PERIOD                                     $    (77,078)   $   (316,965)   $(12,414,187)
                                                            ============    ============    ============




BASIC NET LOSS PER SHARE                                    $      (0.00)   $      (0.00)
                                                            ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    77,140,600      81,140,600
                                                            ============    ============


                                The accompanying notes are an integral part
                            of these interim consolidated financial statements



                                                     INTERGOLD CORPORATION
                                                (An Exploration Stage Company)

                                        INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)


                                                                              Three months      Three months    July 26, 1996
                                                                                     ended             ended   (inception) to
                                                                            March 31, 2002    March 31, 2001   March 31, 2002
                                                                            --------------    --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                    $    (77,078)   $   (316,965)     $(12,414,187)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Depreciation                                                                     --               148             1,634
  - Loss on disposal of fixed assets                                                 --              --               2,666
  - Write-off of accounts payable                                                    --              --             (41,172)
  - Gain on settlement of lawsuit                                                    --              --          (1,589,224)
  - Loss on settlement of debt                                                       --              --           1,424,213
  - Loss on sale of investment                                                       --              --              20,000
  - Non-cash exploration costs                                                       --              --           2,860,000
  - Changes in working capital assets and liabilities
       Advances payable                                                            32,534         201,700         2,265,408
       Accounts payable                                                             6,143          79,828           624,520
       Accrued interest payable                                                    38,311          30,484           459,821
       Directors fees payable                                                        --             4,500              --
                                                                             ------------    ------------      ------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                           (90)           (305)       (6,386,327)
                                                                             ------------    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of available-for-sale investments                                      --              --            (170,000)
  Equipment purchases                                                                --              --              (4,300)
                                                                             ------------    ------------      ------------

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                                        --              --            (174,300)
                                                                             ------------    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                               --              --           1,957,658
  Sale of Series A preferred stock                                                   --              --           2,500,000
  Sale of Series B preferred stock                                                   --              --           1,255,000
  Net cash received on settlement of lawsuit                                         --              --             798,000
  Note payable                                                                       --              --              50,000
                                                                             ------------    ------------      ------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                             --              --           6,560,658
                                                                             ------------    ------------      ------------

INCREASE (DECREASE) IN CASH                                                           (90)           (305)               37

CASH, BEGINNING OF PERIOD                                                             127             406              --
                                                                             ------------    ------------      ------------

CASH, END OF PERIOD                                                          $         37    $        101      $         37
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

                                 March 31, 2002
                                  (Unaudited)


NOTE 1:  NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company is in the exploration stage of its mineral property development. To date, the Company has not generated significant revenues from operations and has a working capital deficit and a stockholders' deficiency of $2,323,828 at March 31, 2002. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, settling its outstanding debts and on the future development of a new business venture. Advances from certain significant shareholders will form the primary source of short-term funding for the Company during the next twelve months. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Loss Per Share
As of March 31, 2002, there were 3,450,000 exercisable options, 8,710,000 shares of convertible preferred stock and 2,510,000 common stock warrants that can be converted into a total of 14,670,000 shares of common stock. As these options, convertible preferred stock and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

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

March 31, 2002
(Unaudited)


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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

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


NOTE 3:  ADVANCES PAYABLE

Advances payable are comprised of cash advances and accrued fees and expenses as follows:

                                                    March 31,     December 31,
                                                         2002             2001
                                                  -----------      -----------


    Sonanini Holdings Ltd.                          $ 442,770        $ 442,770
    Investor Communications International, Inc.       779,680          749,381
    Amerocan Marketing, Inc.                          151,000          151,000
    Tristar Financial Services Ltd.                   147,635          145,400
    Brent Pierce                                        9,150            9,150
    Grant Atkins                                          100              100
                                                  -----------      -----------
                                                  $ 1,530,335      $ 1,497,801
                                                  ===========      ===========


The advances bear 10% simple interest and are due on demand. There is $389,206 of interest accrued on the advances as of March 31, 2002. See Note 7 - Related Party Transactions.



INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements

March 31, 2002
(Unaudited)


NOTE 4:  NOTES PAYABLE

                                                               March 31,    December 31,
                                                                    2002            2001
                                                            ------------    ------------
Sonanini Holdings Ltd., bearing interest at 7% per annum,
simple interest on the balance outstanding. The note is
dated August 6, 1998 and has no stated maturity date.
Accrued interest on the note through September 30, 2001
totals $11,030.                                                   50,000          50,000

For the redemption of 1,889,750 shares of restricted
common stock of the Company payable at par value of
$.00025.                                                           1,890           1,890
                                                            ------------     -----------
                                                                 $51,890         $51,890
                                                            ============     ===========

NOTE 5:  STOCKHOLDERS' EQUITY

As of March 31, 2002, there are 6,200,000 Series A Preferred shares issued and outstanding. If the Company's Series A Preferred shareholders elect to convert the remaining outstanding Series A Preferred shares, an additional 10,173,800 shares of common stock would be issued, including 4,283,800 shares in settlement of accrued 20% cumulative undeclared dividends totaling $1,070,950.

As of March 31, 2002, there are 2,510,000 Series B Preferred shares issued and outstanding. If the Company's Series B Preferred shareholders elect to convert the remaining outstanding Series B Preferred shares, an additional 3,889,000 shares of common stock would be issued, including 1,504,500 shares in settlement of accrued 20% cumulative undeclared dividends totaling $752,250.


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

                                               March 31, 2002
                                        ---------------------------
                                                        Weighted
                                        Number of        average
                                         options     exercise price
                                        ---------    --------------

     Outstanding at Beg. of Period      3,450,000       $.71/share
     Outstanding at End of Period       3,450,000       $.71/share
     Exercisable at End of Period       3,450,000       $.71/share
     Options Granted                    3,450,000       $.71/share
     Options Exercised                       --             --
     Options Forfeited                       --             --
     Options Expired                         --             --

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements

March 31, 2002
(Unaudited)


NOTE 6:  EMPLOYEE STOCK OPTION PLAN (con't)

As of March 31, 2002, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 15 years 271 days. There are 3,450,000 options that are exercisable with a weighted average exercise price of $.71 per share of common stock.


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

One director of Intergold Corporation has been contracted by ICI and Amerocan and is part of the management team provided to Intergold Corporation and its subsidiary. During the period ended March 31, 2002 a total of $28,100 (2001 - $180,000) was incurred to these private companies which are also significant shareholders for managerial, administrative and investor relations services provided to the Company and its subsidiary. During the period ended March 31, 2002 these companies paid a total of $3,300 (2001 - nil) to this officer and director for services provided to the Company and its subsidiary.

During the period ended March 31, 2002 net cash advances of $4,435 (2001 - $1,200) were received from ICI and other shareholders. Interest of $38,311 (2001
- $30,485) was accrued on outstanding advances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Blackhawk Property

     Intergold Corporation, a Nevada corporation (the "Company") currently trades on the OTC Bulletin Board under the symbol "IGCO". As of the date of this Quarterly Report, the Company is not engaged in operational business activities. Management is currently involved in research and due diligence of possible acquisitions and prospective new business endeavors. This research may and is anticipated to result in the Company entering into business operations that are not in the minerals industry.

     The Company's prior operational business activities were in the business of exploration of gold and precious metals in the United States. The Company's prior operational business activities had been carried out through International Gold Corporation ("INGC"), a private wholly-owned subsidiary of the Company. INGC's primary assets previously consisted of title to a block of 321 contiguous unpatented lode mining claims located in Lincoln County, south-central Idaho (the "Blackhawk Property"). As of the date of this Quarterly Report, the Company has ceased to hold title to all previously held unpatented lode mining claims that comprised the Blackhawk Property. The 28 unpatented lode mining claims previously retained by the Company were for purposes relating only to the litigation initiated by INGC, on behalf of the Company, against AuRIC Metallurgical Laboratories, LLC ("AuRIC") and Dames & Moore. Such claims have not been held by the Company since August 31, 2001.

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

     The Company suspended further exploration of the Blackhawk Property due to
(i) the independent assessment information which did not support the claims of AuRIC and Dames & Moore; (ii) the existence of multiple breaches of contract by AuRIC and Dames & Moore under the Agreement for Services and the License Agreement; and (iii) the pending Lawsuit and further claims of action against AuRIC and Dames & Moore. Moreover, the Company deemed the probability of commercial grade gold or silver located in the Blackhawk Property claims to be nil.

     On approximately September 25, 2001, Geneva, the Company, INGC, and others entered into settlement agreements and releases with Dames & Moore, et. al., and AuRIC in which the parties agreed to settle in order to diminish the continuous burden, cost and expense of protracted ongoing litigation. See "Part II. Other Information. Item 1. Legal Proceedings" for further disclosure.

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

     As of the date of this Quarterly Report, 6,200,000 shares of Series A Preferred Stock and 6,200,000 Series A Warrants remain outstanding. If the Series A Preferred Stock is converted by the holders thereof, an additional 10,173,800 shares of Common Stock would be issued, including 4,283,800 shares of Common Stock as settlement of accrued 20% cumulative undeclared dividends on the Series A Preferred Stock totaling approximately $1,070,950.

     As of the date of this Quarterly Report, 2,510,000 shares of Series B Preferred Stock remain outstanding and, if converted, an additional 3,889,000 shares of Common Stock would be issued, including 1,504,500 shares of Common Stock as settlement of accrued 20% cumulative undeclared dividends on the Series B Preferred Stock totaling approximately $752,250.

RESULTS OF OPERATION

     Three-Month Period Ended March 31, 2002 Compared to Three-Month Period Ended March 31, 2001

     The Company's net loss for the three-month period ended March 31, 2002 was approximately $77,078 compared to a net loss of approximately $316,965 for the three-month period ended March 31, 2001. During the three-month periods ended March 31, 2002 and 2001, the Company recorded no income.

     During the three-month period ended March 31, 2002, the Company incurred operating expenses of $77,078 as compared to operating expenses of $316,965 incurred during the three-month period ended March 31, 2001 (a decrease of $239,887).

     During the three-month period ended March 31, 2002, the Company did not incur any property exploration expenses compared to $1,600 of property exploration expenses recorded during the three-month period ended March 31, 2001. The decrease in property exploration expenses resulted from suspension of any further exploration of the Blackhawk Property compared to property exploration expenses incurred in the same period for 2001 relating to amounts paid by the Company for preliminary confirmation test work undertaken by the Company associated with contractual agreements between the Company and AuRIC, Dames & Moore and Geneva, respectively (resulting in the litigation between the Company, INGC, Geneva and AuRIC, Dames & Moore and other parties).

     During the three-month period ended March 31, 2002, the Company incurred professional fees of $8,331 as compared to professional fees of $97,154 incurred during the three-month period ended March 31, 2001. Professional fees decreased by approximately $88,823 during the three-month period ended March 31, 2002. The decrease in professional fees was due primarily to the settlement of the litigation between the Company, INGC, Geveva and AuRIC, Dames & Moore and other parties.

     During the three-month period ended March 31, 2002, the Company incurred general and administrative expenses of $29,705 as compared to general and administrative expenses of $183,227 incurred during the three-month period ended March 31, 2001. General and administrative expenses decreased by approximately $153,522 during the three-month period ended March 31, 2002. The decrease in administrative expenses was due primarily to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to exploration and administration of the Blackhawk Property.

     Of the $29,705 incurred as administrative expenses during the three-month period ended March 31, 2002, a total of $28,100 was incurred payable to Investor Communications International, Inc. ("ICI") and Amerocan Marketing, Inc. ("Amerocan") for amounts due and owing for operational management, administrative, financial and investor relations services rendered. During the three-month period ended March 31, 2002, net cash advances of $2,200 were made by ICI to the Company, and the accrual of interest on outstanding advances was $38,311. During the three-month period ended March 31, 2002, the Company paid a total of $-0- to ICI and Amerocan towards an aggregate principal amount due of $930,680 plus $240,586 in accrued interest. One of the Company's officers/directors is employed by ICI and Amerocan and part of the management team provided by ICI and Amerocan to the Company. During the three-month period ended March 31, 2002, ICI and Amerocan paid an aggregate of $3,300 to the director for services provided to the Company and its subsidiary.

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

     As discussed above, the recognition of a smaller net loss during the three-month period ended March 31, 2002 compared to the net loss incurred during the three-month period ended March 31, 2001 is attributable primarily to the decreased general and administrative expenses and professional fees incurred during the three-month period ended March 31, 2002. The Company's net loss during the three-month period ended March 31, 2002 was approximately ($77,078) or ($0.00) per share compared to a net loss of approximately ($316,965) or ($0.00) per share during the three-month period ended March 31, 2001. The weighted average number of shares outstanding were 77,140,600 for the three-month period ended March 31, 2002 compared to 81,140,600 for the three-month period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company must raise additional capital. Further, the Company has not generated sufficient cash flow to fund operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. The Company's future success and viability are entirely dependent upon the Company's current management to successfully research and identify new business endeavors, and to raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to successfully research, identify and acquire new business endeavors and to raise additional capital. The Company's failure to successfully identify and acquire new business endeavors and to raise additional capital will have a material and adverse affect upon the Company and its shareholders. The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of March 31, 2002, the Company's current assets were $37 and its current liabilities were $2,323,865, which resulted in a working capital deficit of $2,323,828. As of the three-month period ended Marcy 31, 2002, the Company's total assets were $37 compared to total assets of $127 for fiscal year ended December 31, 2001. This decrease in total assets from fiscal year ended 2001 was due primarily to less cash. As of the three-month period ended March 31, 2002, the Company's total liabilities were $2,323,865 compared to total liabilities of $2,246,877 for fiscal year ended December 31, 2001. This slight increase in liabilities from fiscal year ended 2001 was due primarily to an increase in advances payable and accrued interest due and owing by the Company to significant shareholders and debt holders which totaled $1,530,335 and $400,236, respectively.

     Stockholders' Deficit increased from ($2,246,750) for fiscal year ended December 31, 2001 to ($2,323,828) for the three-month period ended March 31, 2002.

     The Company has not generated positive cash flows from operating activities. For the three-month period ended March 31, 2002, net cash flows used in operating activities was $90 compared to $305 of net cash flows used in operating activities for the three-month period ended March 31, 2001 (a decrease of $215). The net operating loss of $77,078 decreased during the three-month period ended March 31, 2002 from a net operating loss of $316,965 during the three-month period ended March 31, 2001. Changes in working capital assets and liabilities decreased to an aggregate of $76,988 for the three-month period ended March 31, 2002 from an aggregate of $316,512 for the three-month period ended March 31, 2001.

     Cash flows from financing activities and cash flows from investing activities were $-0- for both three-month periods ended March 31, 2002 and 2001, respectively.

FUNDING

     Current management of the Company anticipates a possible increase in operating expenses in order to successfully research and identify new business endeavors. The Company may finance these expenses with further issuance of common stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next six months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict the Company's business operations.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     General

     Pursuant to certain settlement agreements, the Company, INGC and Geneva no longer have any active or ongoing litigation, and settlement history is provided below. See "Item 1. Legal Proceedings. Agreements Relating to Litigation".

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

     As a result of the settlements, the Company has received: (i) the share certificate issued to AuRIC representing 2,500,000 shares of Common Stock, which has been cancelled and the shares returned to treasury; (ii) the share certificate issued to Geneva representing 1,500,000 shares of Common Stock, which has been cancelled and the shares returned to treasury; (iii) the promissory note in the principal amount of $250,000 payable by INGC to Geneva, which has been cancelled; and (iv) the promissory note in the principal amount of $250,000 payable by INGC to AuRIC, which has been cancelled. As a result of the settlements, the Company's financial statements for fiscal year ended December 31, 2001 reflect a write-down of all outstanding accounts payable owed to Dames & Moore and certain other parties.

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

     No report required.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INTERGOLD CORPORATION

Dated: May 13, 2002                          By: /s/ Gary Powers
                                             ---------------------------
                                             Gary Powers, President



Dated: November 13, 2001                     By: /s/ Grant Atkins
                                             ----------------------------
                                             Grant Atkins, Secretary