Form 10QSB
period 2002-06-30
INTERGOLD CORP
filed 2002-08-14
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

Class                                  Outstanding as of August 12, 2002

Common Stock, $.00025 par value        77,140,600


Transitional Small Business Disclosure Format (check one)

     Yes      No  X

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                          2

         INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                        3

         INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                        4

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           10

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 22

ITEM 5.  OTHER INFORMATION                                                   22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    22

SIGNATURES                                                                   23

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              INTERGOLD CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                                       INTERGOLD CORPORATION
                                                    (An Exploration Stage Company)

                                                     CONSOLIDATED BALANCE SHEETS



                                                                                                 June 30,        December 31,
                                                                                                   2002             2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
                                                              ASSETS

CURRENT ASSETS
   Cash                                                                                        $        124     $        127
----------------------------------------------------------------------------------------------------------------------------

                                                                                               $        124     $        127
============================================================================================================================


                                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                                            $     20,471     $     79,415
   Advances payable (Note 3)                                                                      1,762,912        1,693,647
   Notes payable (Note 4)                                                                            51,890           51,890
   Accrued Series A warrant redemption payable                                                       60,000           60,000
   Accrued interest payable                                                                         439,853          361,925
----------------------------------------------------------------------------------------------------------------------------

                                                                                                  2,335,126        2,246,877
----------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 5)
   Common stock $.00025 par value; 125,000,000 shares authorized
      77,140,600 shares issued and outstanding                                                       19,284           19,284
   Preferred stock, $.001 par value; 75,000,000 shares authorized
      Issued and outstanding
      Series A - 6,200,000 shares                                                                     6,200            6,200
      Series B - 2,510,000 shares                                                                     2,510            2,510
      Upon liquidation, Series A shares have a $.25 per share preference over other preferred or common stock, Series B shares have a $.50 preference over common stock
   Additional paid-in capital                                                                    10,298,039       10,298,039
   Deficit accumulated during the exploration stage                                             (12,661,035)     (12,572,783)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                 (2,335,002)      (2,246,750)
----------------------------------------------------------------------------------------------------------------------------

                                                                                               $        124     $        127
============================================================================================================================









                The accompanying notes are an integral part of these interim consolidated financial statements

                                                              2





                                                   INTERGOLD CORPORATION
                                              (An Exploration Stage Company)

                                        INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)


                                                        Three months     Three months    Six months    Six months      July 26, 1996
                                                       ended June 30,   ended June 30,   ended June   ended June 30,  (inception) to
                                                            2002            2001         30, 2002          2001        June 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------


REVENUE
   Other income                                        $       --      $       --      $       --      $       --      $      1,699
-----------------------------------------------------------------------------------------------------------------------------------

EXPENSES
   Property exploration expenses                               --              --                             1,600       5,882,078
   Directors fees                                                             4,500            --             9,000          21,500
   General and administrative                                23,747         215,020          54,184         398,247       4,388,985
   Interest expense                                          39,618          35,346          77,929          65,830         500,973
   Loss on settlement of debt                                  --              --              --              --         1,424,213
   Professional fees (recovery)                             (52,191)        259,330         (43,861)        296,484       1,778,535
   Realized loss on sale of available for
       sale investment                                         --              --              --              --            20,000
   Gain on settlement of lawsuit                               --              --              --              --        (1,589,224)
-----------------------------------------------------------------------------------------------------------------------------------

                                                             11,174         514,196          88,252         771,161      12,427,060
-----------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                $    (11,174)   $   (514,196)   $    (88,252)   $   (771,161)   $(12,425,361)
===================================================================================================================================




BASIC NET LOSS PER SHARE                               $     (0.000)   $     (0.006)   $     (0.001)   $     (0.009)
===================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               77,140,600      81,140,600      77,140,600      81,140,600
===================================================================================================================





















            The accompanying notes are an integral part of these interim consolidated financial statements




                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Six months        Six months   July 26, 1996
                                                                                     ended             ended   (inception) to
                                                                             June 30, 2002     June 30, 2001   June 30, 2002
-------------------------------------------------------------------------- ---------------- ----------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                     $    (88,252)    $   (771,161)    $(12,425,360)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Depreciation                                                                      --                296            1,634
  - Loss on disposal of fixed assets                                                  --               --              2,666
  - Write-off of accounts payable                                                     --               --            (41,172)
  - Gain on settlement of lawsuit                                                     --               --         (1,589,224)
  - Loss on settlement of debt                                                        --               --          1,424,213
  - Loss on sale of investment                                                        --               --             20,000
  - Non-cash exploration costs                                                        --               --          2,860,000
  - Non-cash expense recoveries                                                    (65,501)            --            (65,501)
  - Changes in working capital assets and liabilities
       Advances payable                                                             69,265          399,050        2,302,132
       Accounts payable                                                              6,557          296,700          624,940
       Accrued interest payable                                                     77,928           65,830          499,438
       Directors fees payable                                                         --              9,000             --
----------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                             (3)            (285)      (6,386,234)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of available-for-sale investments                                       --               --           (170,000)
  Equipment purchases                                                                 --               --             (4,300)
----------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                           --               --           (174,300)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                                --               --          1,957,658
  Sale of Series A preferred stock                                                    --               --          2,500,000
  Sale of Series B preferred stock                                                    --               --          1,255,000
  Net cash received on settlement of lawsuit                                          --               --            798,000
  Note payable                                                                        --               --             50,000
----------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                              --               --          6,560,658
----------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                             (3)            (285)             124

CASH, BEGINNING OF PERIOD                                                              127              406             --
----------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                           $        124     $        121     $        124
============================================================================================================================







                    The accompanying notes are an integral part of these interim consolidated financial statements

                                                                  4

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 1:  NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company is in the exploration stage of its mineral property development. To date, the Company has not generated significant revenues from operations and has a working capital deficit and a stockholders' deficiency of $2,335,002 at June 30, 2002. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, settling its outstanding debts and on the future development of a new business venture. Advances from certain significant shareholders will form the primary source of short-term funding for the Company during the next twelve months. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


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

Loss Per Share
As of June 30, 2002, there were 3,450,000 exercisable options, 8,710,000 shares of convertible preferred stock and 2,510,000 common stock warrants that can be converted into a total of 14,670,000 shares of common stock. As these options, convertible preferred stock and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

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

INTERGOLD CORPORATION
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
--------------------------------------------------------------------------------
(Unaudited)


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


NOTE 3:  ADVANCES PAYABLE

Advances payable are comprised of cash advances and accrued fees and expenses as follows:

                                                       June 30,    December 31,
                                                        2002            2001
                                                    ----------------------------

    Sonanini Holdings Ltd.                           $   442,770    $   442,770
    Investor Communications International, Inc.          809,827        762,711
    Amerocan Marketing, Inc.                             151,000        151,000
    Tristar Financial Services Ltd.                      284,119        266,235
    Brent Pierce                                          70,831         70,831
    Grant Atkins                                           4,365            100
                                                           -----            ---
                                                     $ 1,762,912    $ 1,693,647
                                                     ===========    ===========

The advances bear 10% simple interest and are due on demand. There is $439,853 of interest accrued on the advances as of June 30, 2002. See Note 7 - Related Party Transactions.

INTERGOLD CORPORATION
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
--------------------------------------------------------------------------------
(Unaudited)


NOTE 4:        NOTES PAYABLE

                                                        June 30,    December 31,
                                                         2002            2001
                                                       -------------------------

Sonanini Holdings Ltd., bearing interest at
7% per annum, simple interest on the balance
outstanding. The note is dated August 6, 1998
and has no stated maturity date. Accrued
interest on the note through September 30, 2001
totals $11,030.                                         $50,000         $50,000

For the redemption of 1,889,750 shares of
restricted common stock of the Company payable at
par value of $.00025.                                     1,890           1,890
                                                        -----------------------

                                                        $51,890         $51,890
                                                        =======================

NOTE 5:  STOCKHOLDERS' EQUITY

As of June 30, 2002, there are 6,200,000 Series A Preferred shares issued and outstanding. If the Company's Series A Preferred shareholders elect to convert the remaining outstanding Series A Preferred shares, an additional 10,173,800 shares of common stock would be issued, including 4,597,300 shares in settlement of accrued 20% cumulative undeclared dividends totaling $1,149,325.

As of June 30, 2002, there are 2,510,000 Series B Preferred shares issued and outstanding. If the Company's Series B Preferred shareholders elect to convert the remaining outstanding Series B Preferred shares, an additional 3,889,000 shares of common stock would be issued, including 1,631,400 shares in settlement of accrued 20% cumulative undeclared dividends totaling $815,700.


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

During the year ended December 31, 1999, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 2,000,000 options with an exercise price of $.50 per share of common stock and 1,450,000 options with an exercise price of $1.00 per common share. Selected information regarding the Company's employee stock options as of June 30, 2002 are as follows:

                                                        June 30, 2002
                                                ----------------------------
                                                                Weighted
                                                Number of        average
                                                 options      exercise price

     Outstanding at beginning of period         3,450,000       $.71/share
     Outstanding at end of period               3,450,000       $.71/share
     Exercisable at end of period               3,450,000       $.71/share
     Options granted during period                      -                -
     Options exercised during period                    -                -
     Options forfeited during period                    -                -
     Options expired during period                      -                -

INTERGOLD CORPORATION
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
--------------------------------------------------------------------------------
(Unaudited)


NOTE 6:  EMPLOYEE STOCK OPTION PLAN (con't)

As of June 30, 2002, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 15 years 180 days.


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

One director of Intergold Corporation has been contracted by ICI and Amerocan and is part of the management team provided to Intergold Corporation and its subsidiary. During the six month period ended June 30, 2002 a total of $53,350 (2001 - $343,000) was incurred to these private companies which are also significant shareholders for managerial, administrative and investor relations services provided to the Company and its subsidiary. During the period ended June 30, 2002 these companies paid a total of $3,300 (2001 - $3,400) to this officer and director for services provided to the Company and its subsidiary.

During the period ended June 30, 2002 net cash advances of $15,915 (2001 - $56,050) were received from ICI and other shareholders. Interest of $77,929 (2001 - $65,830) was accrued on outstanding advances.


NOTE 8:  COMPARATIVE FIGURES

Certain prior period figures have been reclassified in order to conform to this period's financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Intergold Corporation, a Nevada corporation (the "Company") currently trades on the OTC Bulletin Board under the symbol "IGCO". The Company's prior operational business activities were in the business of exploration of gold and precious metals in the United States. The Company's prior operational business activities had been carried out through International Gold Corporation ("INGC"), a private wholly-owned subsidiary of the Company. INGC's primary assets previously consisted of title to a block of 321 contiguous unpatented lode mining claims located in Lincoln County, south-central Idaho (the "Blackhawk Property"). The Company ceases to hold title to all previously held unpatented lode mining claims that comprised the Blackhawk Property.

     As of the date of this Quarterly Report, the Company has suspended further exploration of the Blackhawk Property due to the existence of multiple breaches of contract by AuRIC Metallurgical Laboratories LLC ("AuRIC") and Dames & Moore under the respective Agreement for Services and the License Agreement and the settlement of the lawsuit against AuRIC and Dames & Moore. Moreover, the Company deemed the probability of commercial grade gold or silver located in the Blackhawk Property claims to be nil.

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

     As of the date of this Quarterly Report, 6,200,000 shares of Series A Preferred Stock and 6,200,000 Series A Warrants remain outstanding. If the Series A Preferred Stock is converted by the holders thereof, an additional 10,173,800 shares of Common Stock would be issued, including 4,597,300 shares of Common Stock as settlement of accrued 20% cumulative undeclared dividends on the Series A Preferred Stock totaling approximately $1,149,325.

     As of the date of this Quarterly Report, 2,510,000 shares of Series B Preferred Stock remain outstanding and, if converted, an additional 3,889,000 shares of Common Stock would be issued, including 1,631,400 shares of Common Stock as settlement of accrued 20% cumulative undeclared dividends on the Series B Preferred Stock totaling approximately $815,700.

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2002 Compared to Six-Month Period Ended June 30, 2001

     The Company's net loss for the six-month period ended June 30, 2002 was approximately $88,252 compared to a net loss of approximately $771,161 for the six-month period ended June 30, 2001. During the six-month periods ended June 30, 2002 and 2001, the Company recorded no income.

     During the six-month period ended June 30, 2002, the Company did not incur any property exploration expenses compared to $1,600 of property exploration expenses recorded during the six-month period ended June 30, 2001. The decrease in property exploration expenses resulted from suspension of any further exploration of the Blackhawk Property compared to property exploration expenses incurred in the same period for 2001 relating to amounts paid by the Company for preliminary confirmation test work undertaken by the Company associated with contractual agreements between the Company and AuRIC, Dames & Moore and Geneva Resources, Inc., respectively (resulting in the litigation between the Company, INGC, Geneva Resources Inc. and AuRIC, Dames & Moore and other parties).

     During the six-month period ended June 30, 2002, the Company recorded operating expenses of $88,252 as compared to operating expenses of $771,161 recorded during the six-month period ended June 30, 2001 (a decrease of $682,909). Although the Company actually incurred $132,113 of operating expenses during the six-month period ended June 30, 2002, such expenses were offset by $43,861 recorded as a recovery of professional fees, resulting in a net loss of $88,252.

     During the six-month period ended June 30, 2002, the Company's operating expenses consisted of: (i) $77,929 as interest expense; and (ii) $54,184 as general and administrative expenses. During the six-month period ended June 30, 2001, the Company's operating expenses consisted of: (i) $398,247 as general and administrative expenses; (ii) $296,484 as professional fees; (iii) $65,830 as interest expense; (iv) $9,000 as directors' fees; and (v) $1,600 as property exploration expenses. The decrease in general and administrative expenses during the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001 was primarily due to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to exploration and administration of the Blackhawk Property. The decrease in professional fees during the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001 was due primarily to the settlement of the litigation between the Company, INGC, Geneva Resources Inc. and AuRIC, Dames & Moore and other parties. General and administrative expenses generally include corporate overhead, financial and administrative contracted services and consulting costs.

     Of the $54,184 incurred as general and administrative expenses during the six-month period ended June 30, 2002, an aggregate of $53,350 was incurred payable to Investor Communications International, Inc. ("ICI") and Amerocan Marketing, Inc. ("Amerocan") for amounts due and owing for operational management, administrative, financial and investor relations services rendered by ICI and Amerocan. During the six-month period ended June 30, 2002, net cash advances of $15,915 were made by ICI and other shareholders to the Company, and the accrual of interest on outstanding advances was $77,929. One of the Company's officers/directors is employed by ICI and Amerocan and part of the management team provided by ICI and Amerocan to the Company. During the six-month period ended June 30, 2002, Mr. Grant Atkins received from ICI and Amerocan approximately $3,300 as compensation.

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

     As discussed above, the decrease in net loss during the six-month period ended June 30, 2002 as compared to the net loss incurred during the six-month period ended June 30, 2001 is attributable primarily to the decreased general and administrative expenses and professional fees incurred during the six-month period ended June 30, 2002. The Company's net loss during the six-month period ended June 30, 2002 was approximately ($88,252) or ($0.001) per share compared to a net loss of approximately ($771,161) or ($0.009) per share during the six-month period ended June 30, 2001. The weighted average number of shares outstanding were 77,140,600 for the six-month period ended June 30, 2002 compared to 81,140,600 for the six-month period ended June 30, 2001.

Three-Month Period Ended June 30, 2002 Compared to Three-Month Period Ended June 30, 2001

     The Company's net loss for the three-month period ended June 30, 2002 was approximately $11,174 compared to a net loss of approximately $514,196 for the three-month period ended June 30, 2001 (a decrease of $503,022). During the three-month periods ended June 30, 2002 and 2001, the Company recorded no income.

     During the three-month periods ended June 30, 2002 and 2001, the Company did not incur any property exploration expenses.

     During the three-month period ended June 30, 2002, the Company recorded operating expenses of $11,174 as compared to operating expenses of $514,196 recorded during the three-month period ended June 30, 2001 (a decrease of $503,022). Although the Company actually incurred $63,365 of operating expenses during the three-month period ended June 30, 2002, such expenses were offset by $52,191 recorded as a recovery of professional fees, resulting in a net loss of $11,174.

     During the three-month period ended June 30, 2002, the Company's operating expenses consisted of: (i) $39,618 as interest expense; and (ii) $23,747 as general and administrative expenses. During the three-month period ended June 30, 2001, the Company's operating expenses consisted of: (i) $259,330 as professional fees; (ii) $215,020 as general and administrative expenses; (iii) $35,346 as interest expense; and (iv) $4,500 as directors' fees.

     As discussed above, the decrease in net loss during the three-month period ended June 30, 2002 as compared to the net loss incurred during the three-month period ended June 30, 2001 is attributable primarily to the decreased general and administrative expenses and professional fees incurred during the three-month period ended June 30, 2002. The Company's net loss during the three-month period ended June 30, 2002 was approximately ($11,174) or ($0.000) per share compared to a net loss of approximately ($514,196) or ($0.006) per share during the three-month period ended June 30, 2001. The weighted average number of shares outstanding were 77,140,600 for the three-month period ended June 30, 2002 compared to 81,140,600 for the three-month period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

For Six-Month Period Ended June 30, 2002

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operations.

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

     As of June 30, 2002, the Company's current assets were $124 and its current liabilities were $2,335,126, which resulted in a working capital deficit of $2,335,002. As of fiscal year ended December 31, 2001, the Company's total assets were $127 and its current liabilities were $2,246,877, which resulted in a working capital deficit of $2,246,750. The increase in liabilities from fiscal year ended December 31, 2001 was due primarily to an increase in advances payable and accrued interest due and owing by the Company to significant shareholders and debt holders which totaled $1,762,912 and $439,853, respectively.

     Stockholders' deficit increased from ($2,246,750) for fiscal year ended December 31, 2001 to ($2,335,002) for the six-month period ended June 30, 2002.

     The Company has not generated positive cash flows from operating activities. For the six-month period ended June 30, 2002, net cash flows used in operating activities was ($3) compared to ($285) of net cash flows used in operating activities for the six-month period ended June 30, 2001. The net operating loss of $88,252 decreased during the six-month period ended June 30, 2002 from a net operating loss of $771,161 during the six-month period ended June 30, 2001. Changes in working capital assets and liabilities decreased to an aggregate of $153,750 for the six-month period ended June 30, 2002 from an aggregate of $770,580 for the six-month period ended June 30, 2001.

     Cash flows from financing activities and cash flows from investing activities were $-0- for both six-month periods ended June 30, 2002 and 2001, respectively.

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

     No report required.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     99.1 Certification Pursuant to 18 U.S.C. Section 1350.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INTERGOLD CORPORATION

Dated: August 12, 2002                       By: /s/ Grant Atkins
                                             ---------------------------
                                             Grant Atkins, President and
                                             Chief Executive Officer