Form 10QSB
period 2002-09-30
INTERGOLD CORP
filed 2002-11-14
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

Class                                  Outstanding as of November 7, 2002

Common Stock, $.00025 par value        77,140,600

Transitional Small Business Disclosure Format (check one)

     Yes      No  X

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                          2

         INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                        3

         INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                        4

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            9

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 13

ITEM 5.  OTHER INFORMATION                                                   13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    13

SIGNATURES                                                                   13

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              INTERGOLD CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)





CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                      INTERGOLD CORPORATION
                                 (An Exploration Stage Company)

                                   CONSOLIDATED BALANCE SHEETS

                                                                    September 30,   December 31,
                                                                        2002            2001
                                                                    ------------    ------------
                                                                     (Unaudited)
                                             ASSETS

CURRENT ASSETS
   Cash                                                             $        133    $        127
                                                                    ------------    ------------

                                                                    $        133    $        127
                                                                    ============    ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                 $     18,475    $     79,415
   Advances payable (Note 3)                                           1,797,244       1,693,647
   Notes payable (Note 4)                                                 51,890          51,890
   Accrued Series A warrant redemption payable                            60,000          60,000
   Accrued interest payable                                              486,199         361,925
                                                                    ------------    ------------

                                                                       2,413,808       2,246,877
                                                                    ------------    ------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 5)
   Common stock $.00025 par value; 125,000,000 shares authorized
      77,140,600 shares issued and outstanding                            19,284          19,284
   Preferred stock, $.001 par value; 75,000,000 shares authorized
      Issued and outstanding
      Series A - 6,200,000 shares                                          6,200           6,200
      Series B - 2,510,000 shares                                          2,510           2,510
      Upon liquidation, Series A shares have a $.25 per share
          preference over other preferred or common stock, Series
          B shares have a $.50 preference over common stock
   Additional paid-in capital                                         10,298,039      10,298,039
   Deficit accumulated during the exploration stage                  (12,739,708)    (12,572,783)
                                                                    ------------    ------------

                                                                      (2,413,675)     (2,246,750)
                                                                    ------------    ------------

                                                                    $        133    $        127
                                                                    ============    ============


 The accompanying notes are an integral part of these interim consolidated financial statements


                                                  INTERGOLD CORPORATION
                                             (An Exploration Stage Company)

                                      INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)


                                               Three months    Three months     Nine months     Nine months   July 26, 1996
                                                      ended           ended           ended           ended  (inception) to
                                               September 30,   September 30,   September 30,   September 30,   September 30,
                                                       2002            2001            2002            2001            2002
                                               ------------    ------------    ------------    ------------    ------------

REVENUE
   Other income                                $       --      $       --      $       --      $       --      $      1,699
                                               ------------    ------------    ------------    ------------    ------------

EXPENSES
   Property exploration expenses                       --              --                             1,600       5,882,078
   Directors fees (recovery)                                         (7,000)           --             2,000          21,500
   General and administrative                        25,945         140,186          80,130         491,024       4,414,930
   Interest expense                                  46,345          33,619         124,274          99,449         547,318
   Loss on settlement of debt                          --                              --                         1,424,213
   Professional fees (recovery)                       6,382         627,016         (37,479)        970,909       1,784,917
   Realized loss on sale of available for
       sale investment                                 --              --              --              --            20,000
   Gain on settlement of lawsuit                       --        (1,569,224)           --        (1,569,224)     (1,589,224)
                                               ------------    ------------    ------------    ------------    ------------

                                                     78,672        (775,403)        166,925          (4,242)     12,505,732
                                               ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)
 FOR THE PERIOD                                $    (78,672)   $    775,403    $   (166,925)   $      4,242    $(12,504,033)
                                               ============    ============    ============    ============    ============




BASIC NET INCOME (LOSS) PER SHARE              $      (0.00)   $       0.01    $      (0.00)   $       0.00
                                               ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                 77,140,600      81,140,600      77,140,600      81,140,600
                                               ============    ============    ============    ============


                The accompanying notes are an integral part of these interim consolidated financial statements


                                                 INTERGOLD CORPORATION
                                            (An Exploration Stage Company)

                                     INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)


                                                                             Nine months      Nine months    July 26, 1996
                                                                                   ended            ended   (inception) to
                                                                            September 30,    September 30,    September 30,
                                                                                    2002             2001             2002
                                                                            ------------     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                   $   (166,925)    $      4,242     $(12,504,033)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Depreciation                                                                    --                296            1,634
  - Loss on disposal of fixed assets                                                --              2,666            2,666
  - Write-off of accounts payable                                                   --            (41,172)         (41,172)
  - Gain on settlement of lawsuit                                                   --         (1,569,224)      (1,589,224)
  - Loss on settlement of debt                                                      --               --          1,424,213
  - Loss on sale of investment                                                      --               --             20,000
  - Non-cash exploration costs                                                      --               --          2,860,000
  - Non-cash expense recoveries                                                  (65,501)            --            (65,501)
  - Changes in working capital assets and liabilities
       Advances payable                                                          103,597          508,200        2,336,464
       Accounts payable                                                            4,561          128,300          622,944
       Accrued interest payable                                                  124,274           99,330          545,784
       Directors fees payable                                                       --              2,000             --
                                                                            ------------     ------------     ------------

NET CASH FLOWS FROM (USED IN)
OPERATING ACTIVITIES                                                                   6         (865,362)      (6,386,225)
                                                                            ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of available-for-sale investments                                     --               --           (170,000)
  Equipment purchases                                                               --               --             (4,300)
                                                                            ------------     ------------     ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                         --               --           (174,300)
                                                                            ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                              --                           1,957,658
  Sale of Series A preferred stock                                                  --                           2,500,000
  Sale of Series B preferred stock                                                  --                           1,255,000
  Net advances received                                                                            67,150
  Net cash received on settlement of lawsuit                                        --            798,000          798,000
  Note payable                                                                      --                              50,000
                                                                            ------------     ------------     ------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                            --            865,150        6,560,658
                                                                            ------------     ------------     ------------

INCREASE (DECREASE) IN CASH                                                            6             (212)             133

CASH, BEGINNING OF PERIOD                                                            127              406             --
                                                                            ------------     ------------     ------------

CASH, END OF PERIOD                                                         $        133     $        194     $        133
                                                                            ============     ============     ============


              The accompanying notes are an integral part of these interim consolidated financial statements

                                                          4

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)

NOTE 1: NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company is in the exploration stage. To date, the Company has not generated significant revenues from operations and has a working capital deficit and a stockholders' deficiency of $2,413,675 at September 30, 2002. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, settling its outstanding debts and on the future development of a new business venture. Advances from certain significant shareholders will form the primary source of short-term funding for the Company during the next twelve months. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Loss Per Share
As of September 30, 2002, there were 3,450,000 exercisable options, 8,710,000 shares of convertible preferred stock and 2,510,000 common stock warrants that can be converted into a total of 14,670,000 shares of common stock. As these options, convertible preferred stock and warrants would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

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

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)

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

NOTE 3: ADVANCES PAYABLE

Advances payable are comprised of cash advances and accrued fees and expenses as follows:

                                                       September    December
                                                       30, 2002     31, 2001
                                                      ----------   ----------

   Sonanini Holdings Ltd.                             $  442,770   $  442,770
   Investor Communications International, Inc.           844,159      762,711
   Amerocan Marketing, Inc.                              151,000      151,000
   Tristar Financial Services Ltd.                       284,119      266,235
   Brent Pierce                                           70,831       70,831
   Grant Atkins                                            4,365          100
                                                      ----------   ----------
                                                      $1,797,244   $1,693,647
                                                      ==========   ==========

The advances bear 10% simple interest and are due on demand. There is $473,408 of interest accrued on the advances as of September 30, 2002 (2001 - $351,758). See Note 7 - Related Party Transactions.

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)

NOTE 4: NOTES PAYABLE

                                                           September    December
                                                           30, 2002     31, 2001
                                                           --------     --------
Sonanini Holdings Ltd., bearing interest at 7% per
annum, simple interest on the balance outstanding. The
note is dated August 6, 1998 and has no stated maturity
date. Accrued interest on the note through September
30, 2001 totals $12,791 (2001 - $10,166).                   $50,000     $50,000

For the redemption of 1,889,750 shares of restricted
common stock of the Company payable at par value of
$.00025.                                                      1,890       1,890
                                                            -------     -------

                                                            $51,890     $51,890
                                                            =======     =======

NOTE 5: STOCKHOLDERS' EQUITY

As of September 30, 2002, there are 6,200,000 Series A Preferred shares issued and outstanding. If the Company's Series A Preferred shareholders elect to convert the remaining outstanding Series A Preferred shares an additional 11,114,100 shares of common stock would be issued on a basis of one common share for each Series A Preferred share outstanding, including 4,914,100 shares in settlement of accrued 20% cumulative undeclared dividends totaling $1,228,525 which are to be issued on a basis of one common share for each $.25 of cumulated undeclared dividends.

As of September 30, 2002, there are 2,510,000 Series B Preferred shares issued and outstanding. If the Company's Series B Preferred shareholders elect to convert the remaining outstanding Series B Preferred shares, an additional 4,269,600 shares of common stock would be issued on a basis of one common share for each Series B Preferred share outstanding, including 1,759,600 shares in settlement of accrued 20% cumulative undeclared dividends totaling $879,800 which are to be issued on a basis of one common share for each $.50 of cumulated undeclared dividends.

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

During the year ended December 31, 1999, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 2,000,000 options with an exercise price of $.50 per share of common stock and 1,450,000 options with an exercise price of $1.00 per common share. Selected information regarding the Company's employee stock options as of September 30, 2002 are as follows:

                                                  September 30, 2002
                                             ----------------------------
                                                              Weighted
                                             Number of        average
                                              options      exercise price
                                              -------      --------------

     Outstanding at beginning of period      3,450,000       $.71/share
     Outstanding at end of period            3,450,000       $.71/share
     Exercisable at end of period            3,450,000       $.71/share
     Options granted during period                   -                -
     Options exercised during period                 -                -
     Options forfeited during period                 -                -
     Options expired during period                   -                -

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)

NOTE 6: EMPLOYEE STOCK OPTION PLAN (con't)

As of September 30, 2002, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 15 years 88 days.

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

One director of Intergold Corporation has been contracted by ICI and Amerocan and is part of the management team provided to Intergold Corporation and its subsidiary. During the nine month period ended September 30, 2002 a total of $78,650 (2001 - $518,000) was incurred to these private companies which are also significant shareholders for managerial, administrative and investor relations services provided to the Company and its subsidiary. During the period ended September 30, 2002 these companies paid a total of $9,075 (2001 - $8,500) to this officer and director for services provided to the Company and its subsidiary. In addition, during the period ended September 30, 2002 ICI and other shareholders paid expenses on behalf of the Company totaling $24,947 (2001
- $67,050). Interest of $86,164 (2001 - $89,206) was accrued on outstanding advances.

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

     As of the date of this Quarterly Report, 6,200,000 shares of Series A Preferred Stock remain outstanding. If the Series A Preferred Stock is converted by the holders thereof, an additional 11,114,100 shares of Common Stock would be issued on the basis of one share of Common Stock for each share of Series A Preferred Stock. This would include the issuance of an additional 4,914,100 shares of Common Stock as settlement of accrued 20% cumulative undeclared dividends on the Series A Preferred Stock totaling approximately $1,228,525, which are to be issued on the basis of one share of Common Stock for each $0.25 of cumulated undeclared dividends.

     As of the date of this Quarterly Report, 2,510,000 shares of Series B Preferred Stock remain outstanding. If the Series B Preferred Stock is converted by the holders thereof, an additional 4,269,600 shares of Common Stock would be issued on the basis of one share of Common Stock for each share of Series B Preferred Stock. This would include the issuance of an additional 1,759,600 shares of Common Stock as settlement of accrued 20% cumulative undeclared dividends on the Series B Preferred Stock totaling approximately $879,800, which are to be issued on the basis of one share of Common Stock for each $0.50 of cumulated undeclared dividends.

RESULTS OF OPERATION

Nine-Month Period Ended September 30, 2002 Compared to Nine-Month Period Ended September 30, 2001

     The Company's net loss for the nine-month period ended September 30, 2002 was approximately ($166,925) compared to a net gain of approximately $4,242 for the nine-month period ended September 30, 2001 (an increase of $162,683). During the nine-month periods ended September 30, 2002 and 2001, the Company recorded no income.

     During the nine-month period ended September 30, 2002, the Company did not incur any property exploration expenses compared to $1,600 of property exploration expenses recorded during the nine-month period ended September 30, 2001. The decrease in property exploration expenses resulted from suspension of any further exploration of the Blackhawk Property compared to property exploration expenses incurred in the same period for 2001 relating to amounts paid by the Company for preliminary confirmation test work undertaken by the Company associated with contractual agreements between the Company and AuRIC, Dames & Moore and Geneva Resources, Inc., respectively (resulting in the litigation between the Company, INGC, Geneva Resources Inc. and AuRIC, Dames & Moore and other parties).

     During the nine-month period ended September 30, 2002, the Company recorded operating expenses of $208,004 as compared to operating expenses of $1,564,982 recorded during the nine-month period ended September 30, 2001 (a decrease of $1,360,578). Although the Company incurred $208,004 of actual operating expenses during the nine-month period ended September 30, 2002, such expenses were offset by $37,479 recorded as a recovery of professional fees, resulting in a net loss of $166,925. And, although the Company incurred $1,582,882 of actual operating expenses during the nine-month period ended September 30, 2001, such expenses were also offset by $1,569,224 recorded as a gain on the settlement of the lawsuit, resulting in net income of $4,242.

     During the nine-month period ended September 30, 2002, the Company's operating expenses consisted primarily of: (i) $124,274 as interest expense; and
(ii) $80,130 as general and administrative expenses. During the nine-month period ended September 30, 2001, the Company's operating expenses consisted primarily of: (i) $491,024 as general and administrative expenses; (ii) $970,909 as professional fees; (iii) $99,449 as interest expense; (iv) $21,500 as directors' fees; and (v) $1,600 as property exploration expenses. The decrease in general and administrative expenses during the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001 was primarily due to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to exploration and administration of the Blackhawk Property. The decrease in professional fees during the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001 was due primarily to the associated settlement of the litigation between the Company, INGC, Geneva Resources Inc. and AuRIC, Dames & Moore and other parties. General and administrative expenses generally include corporate overhead, financial and administrative contracted services and consulting costs.

     Of the $80,130 incurred as general and administrative expenses during the nine-month period ended September 30, 2002, an aggregate of $78,650 was incurred payable to Investor Communications International, Inc. ("ICI") for amounts due and owing for operational management, administrative, financial and investor relations services rendered by ICI and Amerocan. During the nine-month period ended September 30, 2002, net cash advances of $24,947 were made by ICI to the Company, and the accrual of interest on outstanding advances was $86,164. One of the Company's officers/directors is employed by ICI and part of the management team provided by ICI to the Company. During the nine-month period ended September 30, 2002, Mr. Grant Atkins received from ICI and Amerocan approximately $9,075 as compensation.

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

     As discussed above, the net loss incurred during the nine-month period ended September 30, 2002 as compared to the net gain incurred during the nine-month period ended September 30, 2001 is attributable primarily to the $1,569,224 recorded as a gain on the settlement of the lawsuit during the nine-month period ended September 30, 2001, which amount was offset against operating expenses resulting in a net income of $4,242. The Company's net loss during the nine-month period ended September 30, 2002 was approximately ($166,925) or ($0.00) per share compared to a net gain of approximately $4,242 or ($0.00) per share during the nine-month period ended September 30, 2001. The weighted average number of shares outstanding were 77,140,600 for the nine-month period ended September 30, 2002 compared to 81,140,600 for the nine-month period ended September 30, 2001.

Three-Month Period Ended September 30, 2002 Compared to Three-Month Period Ended September 30, 2001

     The Company's net loss for the three-month period ended September 30, 2002 was approximately ($78,672) compared to a net gain of approximately $775,403 for the three-month period ended September 30, 2001 (an increase of $696,731). During the three-month periods ended September 30, 2002 and 2001, the Company recorded no income.

     During the three-month periods ended September 30, 2002 and 2001, the Company did not incur any property exploration expenses.

     During the three-month period ended September 30, 2002, the Company recorded operating expenses of $78,672 as compared to operating expenses of $800,821 recorded during the three-month period ended September 30, 2001 (a decrease of $722,149). Although the Company actually incurred $800,821 of operating expenses during the three-month period ended September 30, 2001, such expenses were offset by $1,569,224 recorded as a gain on settlement of the lawsuit, resulting in a net gain of $775,403.

     During the three-month period ended September 30, 2002, the Company's operating expenses consisted of: (i) $46,345 as interest expense; (ii) $25,945 as general and administrative expenses; and (iii) $6,382 as professional fees. During the three-month period ended September 30, 2001, the Company's operating expenses consisted of: (i) $627,016 as professional fees; (ii) $140,186 as general and administrative expenses; and (iii) $33,619 as interest expense.

     As discussed above, the net loss incurred during the three-month period ended September 30, 2002 as compared to the net gain incurred during the three-month period ended September 30, 2001 is attributable primarily to the $1,569,224 recorded as a gain on the settlement of the lawsuit during the three-month period ended September 30, 2001, which amounts were offset against operating expenses resulting in a net income of $775,403. The Company's net loss during the three-month period ended September 30, 2002 was approximately ($78,672) or ($0.00) per share compared to a net gain of approximately $775,403 or $0.01 per share during the three-month period ended September 30, 2001. The weighted average number of shares outstanding were 77,140,600 for the three-month period ended September 30, 2002 compared to 81,140,600 for the three-month period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

For Nine-Month Period Ended September 30, 2002

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

     As of September 30, 2002, the Company's current assets were $133 and its current liabilities were $2,413,808, which resulted in a working capital deficit of $2,413,675. As of fiscal year ended December 31, 2001, the Company's total assets were $127 and its current liabilities were $2,246,877, which resulted in a working capital deficit of $2,246,750. The increase in liabilities from fiscal year ended December 31, 2001 was due primarily to an increase in advances payable and accrued interest due and owing by the Company to significant shareholders and debt holders which totaled $1,797,244 and $486,199, respectively.

     Stockholders' deficit increased from ($2,246,750) for fiscal year ended December 31, 2001 to ($2,413,675) for the nine-month period ended September 30, 2002.

     The Company has not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2002, net cash flows used in operating activities was ($6) compared to ($865,362) of net cash flows used in operating activities for the nine-month period ended September 30, 2001. The net operating loss of ($166,925) increased during the nine-month period ended September 30, 2002 from a net operating gain of $4,242 during the nine-month period ended September 30, 2001. Changes in working capital assets and liabilities decreased to an aggregate of $232,432 for the nine-month period ended September 30, 2002 from an aggregate of $737,830 for the nine-month period ended September 30, 2001.

     Net cash flows from investing activities were $-0- for both nine-month periods ended September 30, 2002 and 2001, respectively.

     Net cash flows from financing activities were $-0- for the nine-month period ended September 30, 2002 as compared to $865,150 for the nine-month period ended September 30, 2001 (which was comprised of $798,000 received on settlement of lawsuit and $67,150 in net advances received).

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

     99.2 Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INTERGOLD CORPORATION

Dated: November 7, 2002                      By: /s/ Grant Atkins
                                             ---------------------------
                                             Grant Atkins, President and
                                             Chief Executive Officer