Form 10KSB
period 2002-12-31
INTERGOLD CORP
filed 2003-03-14
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2002

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from _____ to _______

                         Commission file number 0-25455

                              INTERGOLD CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                                 88-0365453
 -----------------------------                                -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)

                          435 Martin Street, Suite 2000
                             Blaine, Washington 98230
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (360) 332-1354
                            -------------------------
                           (Issuer's telephone number)

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

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2002): $ -0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2003: $874,418.00.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of March 15, 2003

Common Stock, $.00025 par value          77,140,600

                                     INDEX

ITEM 1.  DESCRIPTION OF BUSINESS                                              2

ITEM 2.  DESCRIPTION OF PROPERTY                                              3

ITEM 3.  LEGAL PROCEEDINGS                                                    3

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  7

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             7

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            8

ITEM 7.  FINANCIAL STATEMENTS                                                13

         CONSOLIDATED BALANCE SHEET                                          15

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS        16

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY                  17

         CONSOLIDATED STATEMENTS OF CASH FLOWS                               23

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          24

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                               31

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT                                               32

ITEM 10. EXECUTIVE COMPENSATION                                              33

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                    35

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      36

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    37

SIGNATURES                                                                   37

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History of Business Development

     Intergold Corporation, which currently trades on the OTC Bulletin Board under the symbol "IGCO" (referred to in this Form 10-KSB as the "Company"), was previously engaged in the business of exploration of gold and precious metals in the United States. In 1996, the Company was incorporated under the laws of the State of Nevada under the name All Wrapped Up, Inc. During 1997, control and management of the Company changed, its primary business focus was redirected to the exploration of gold and precious metals, and its name was changed to Intergold Corporation.

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

     As of the date of this Annual Report, the Company has suspended further exploration of the Blackhawk Property due to the existence of multiple breaches of contract by AuRIC and Dames & Moore under the respective Agreement for Services and the License Agreement and the settlement of the lawsuit against AuRIC and Dames & Moore. Moreover, the Company deemed the probability of commercial grade gold or silver located in the Blackhawk Property claims to be nil. See "Part I. Item 3. Legal Proceedings."

Business of the Company

     As of the date of this Annual Report, management of the Company is undertaking research relating to prospective new business endeavors and possible new acquisitions. This research may result in the Company entering into business operations that are not in the minerals exploration field.

     As of the date of this Annual Report, there has been no income realized from the business operations of the Company. The Company's primary source of financing during the prior fiscal years has been from proceeds received by the Company from the conversion of Series A Warrants into shares of the Company's restricted Common Stock at the redemption price of $0.25 per Series A Warrant and cash advances provided to the Company as debt. See "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation."

ITEM 2. PROPERTIES

     The Company does not own any real estate or other properties. The Company leases office space and its offices are located at 435 Martin Street, Suite 2000, Blaine, Washington 98230.

ITEM 3. LEGAL PROCEEDINGS

General

     Pursuant to certain settlement agreements, the Company and INGC no longer have any active or ongoing litigation, and settlement history is provided below.

     On September 27, 1999, Geneva Resources, Inc. ("Geneva") and INGC, on behalf of the Company, initiated legal proceedings against AuRIC and Dames & Moore by filing its complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah, for: (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to the Company and Geneva; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance, (v) non-disclosure injunction; (vi) failure by AuRIC to repay advances, and (vii) quantum meruit/unjust enrichment. INGC, on behalf of the Company, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action (collectively, the "Lawsuit").

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

     As the Company had not generated revenues and had no liquid assets to commit to fund the significant estimated future expenses associated with ongoing litigation, on June 28, 2001, Geneva, the Company, INGC, Tristar Financial Services, Inc. ("Tristar") and Alexander Cox ("Cox") entered into a funds sharing agreement (the "Funds Sharing Agreement"). Pursuant to the terms of the Funds Sharing Agreement, (i) Tristar would fund the direct costs of the litigation on a best efforts basis relating to the Lawsuit for the period from April 1, 2001 to the date that the Lawsuit was settled; (ii) as consideration therefore, Tristar would receive thirty percent (30%) of the gross proceeds received by Geneva, the Company and INGC from any and all settlements relating to the Lawsuit, plus the repayment of all payments and advances made by Tristar (the "Tristar Payment"); and (iii) the Tristar Payment would be shared with Cox in proportion of (a) the funds advanced and paid by Cox to Tristar for the purpose of funding the costs of the litigation, (b) divided by the total amount of funds advanced by and paid by Tristar, (c) times the amount of the Tristar Payment. Cox is a shareholder of the Company and as of the date of this Annual Report, holds an approximate 18.73% equity interest.

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

     As a result of the settlements, the Company received: (i) the share certificate issued to AuRIC representing 2,500,000 (pre-consolidation) shares of Common Stock, which has been cancelled and the shares returned to treasury; (ii) the share certificate issued to Geneva representing 1,500,000 (pre-consolidation) shares of Common Stock, which has been cancelled and the shares returned to treasury; (iii) the promissory note in the principal amount of $250,000 payable by INGC to Geneva, which has been cancelled; and (iv) the promissory note in the principal amount of $250,000 payable by INGC to AuRIC, which has been cancelled. As a result of the settlements, the Company's financial statements for fiscal year ended December 31, 2001 reflect a write-down of all outstanding accounts payable owed to Dames & Moore and certain other parties.

     Geneva, the Company, INGC and other parties received an aggregate of $808,000 in settlement proceeds. An aggregate of approximately $2,000,000 was incurred as legal fees and associated costs relating to the litigation. Of the $808,000 in settlement proceeds, $345,000 was paid for outstanding amounts due and owing to legal counsel relating to the litigation, $10,000 was paid to Goldstate Corporation, and the remaining $453,000 was paid to Tristar to provide a partial recovery in excess of $900,000 paid by Tristar pursuant to the provisions of the Funds Sharing Agreement.

     At the time the respective settlement agreements were entered into, management of the Company estimated that future additional costs to continue to proceed with litigation through the trial stage could have been approximately $1,000,000, with no guarantee of success. Management further believed that if the litigation proceeded to trial, any positive future monetary award in favor of the Company and INGC could have been subjected to a lengthy appeals process and further legal costs. While Dames & Moore, a subsidiary of URS Corporation, had approximately $2 billion in annual revenues representing a formidable resource for future legal expenses, the Company had not generated revenues and had no liquid assets to commit to such significant estimated future expenses associated with ongoing litigation. Management of the Company believed, therefore, that settlement of the litigation and execution of the respective settlement agreements was in the best interests of the Company and its shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during fiscal year ended December 31, 2002.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                      FISCAL YEARS ENDED
                  ------------------------------------------------------------
                  DECEMBER 31, 2002                  DECEMBER 31, 2001
                  ------------------------------------------------------------
                  HIGH BID          LOW BID          HIGH BID         LOW BID
                  ------------------------------------------------------------

First Quarter     $0.010            $0.010           $0.021           $0.010
Second Quarter    $0.049            $0.005           $0.025           $0.010
Third Quarter     $0.035            $0.012           $0.010           $0.010
Fourth Quarter    $0.025            $0.005           $0.010           $0.010

Holders

     As of February 28, 2003, the Company had approximately 87 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

     As of December 31, 2002, there are 6,200,000 Series A Preferred shares issued and outstanding. If the Company's Series A Preferred shareholders elect to convert the remaining outstanding Series A Preferred shares, an additional 11,431,000 shares of Common Stock would be issued, including 5,231,000 shares in settlement of accrued 20% cumulative undeclared dividends totaling $1,307,750 for fiscal year ended December 31, 2002.



     As of December 31, 2002, there are 2,510,000 Series B Preferred shares issued and outstanding. If the Company's Series B Preferred shareholders elect to convert the remaining outstanding Series B Preferred shares, an additional
4,398,000 shares of Common Stock would be issued, including 1,888,000 shares in settlement of accrued 20% cumulative undeclared dividends totaling $944,000 for fiscal year ended December 31, 2002. See "Part II. Item 6. Management's
Discussion and Analysis or Plan of Operation."

                                    Equity Compensation Plan Information
-----------------------------------------------------------------------------------------------------------
                           Number of Securities      Weighted-Average Exercise       Number of Securities
                            To be Issued Upon          Price of Outstanding        Remaining Available for
Plan Category            Exercise of Outstanding           Options, Warrants        Future Issuance Under
                          Options, Warrants                  and Rights           Equity Compensation Plans
                               and Rights                                          (excluding column (a))
                                  (a)                            (b)                         (c)
-----------------------------------------------------------------------------------------------------------
Equity Compensation                 n/a                          n/a                         n/a
Plans Approved by
Security Holders

Equity Compensation           11,431,000 shares                 $0.25                        -0-
Plans Not Approved by
Security Holders -
Series A Preferred

Equity Compensation            4,398,000 shares                 $0.50                        -0-
Plans Not Approved by
Security Holders -
Series B Preferred

Total                         15,829,000 shares
-----------------------------------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form
10-KSB.

Management's Discussion and Analysis of Financial Condition and Results of
Operation

     For Fiscal Year Ended December 31, 2002 compared with Fiscal Year Ended
     December 31, 2001

     The Company's net loss for fiscal year ended December 31, 2002 was approximately ($250,145) compared to a net loss of approximately ($2,678) for fiscal year ended December 31, 2001 (an increase of $247,467). During fiscal years ended December 31, 2002 and 2001, the Company recorded no income.

     During fiscal years ended December 31, 2002 and December 31, 2001, the
Company did not incur any property exploration expenses as a result of the suspension of any further exploration of the Blackhawk Property. During fiscal year ended December 31, 2002, the Company recorded operating expenses of $250,145 as compared to actual operating expenses of $1,643,902 recorded during fiscal year ended December 31, 2001 (a decrease of $1,393,757). Although the Company incurred actual operating expenses of $1,643,902 during fiscal year ended December 31, 2001, such operating expenses were offset by a recognized gain of $1,589,224 on the settlement of the Lawsuit and by directors' fees recoverable in the amount of $52,000, resulting in a recognized net loss of ($2,678).

                                       8

     During fiscal year ended December 31, 2002, the Company's operating expenses consisted primarily of: (i) $172,528 as interest expense; and (ii) $77,617 as general and administrative expenses. During fiscal year ended December 31, 2001, the Company's operating expenses consisted primarily of: (i) $984,987 as professional fees; (ii) $522,442 as general and administrative expenses; and (iii) $136,473 as interest expense. The decrease in general and administrative expenses during fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001 was primarily due to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to exploration and administration of the Blackhawk Property. The decrease in professional fees during fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001 was due primarily to the associated settlement of the litigation between the Company, INGC, Geneva, AuRIC, Dames & Moore and other parties. General and administrative expenses generally include corporate overhead, financial and administrative contracted services and consulting costs.

     Of the $250,145 incurred as operating expenses during fiscal year ended December 31, 2002, an aggregate of $106,000 was incurred payable to Investor Communications International, Inc. ("ICI") and Amerocan Marketing, Inc. ("Amerocan") for amounts due and owing for operational management, administrative, financial and investor relations services rendered, respectively. During fiscal year ended December 31, 2002, aggregate cash advances of $26,260 were made by ICI and other shareholders to the Company and interest accrued on such outstanding advances in the amount of $172,528. During fiscal year ended December 31, 2002, the Company paid $-0- to ICI and Amerocan towards an aggregate principal amount due of $1,023,803 plus $314,511 in accrued interest. The Company's officer/director, Grant Atkins, is employed by ICI and Amerocan and part of the management team provided by ICI and Amerocan to the Company. During fiscal year ended December 31, 2002, ICI and Amerocan paid an aggregate of $21,075 to the director for services provided to the Company and its subsidiary. See "Part III. Item 10. Executive Compensation."

     The Company and ICI entered into a two-year consulting services and management agreement dated January 1, 1999 and the Company's subsidiary, International Gold Corporation, and Amerocan entered into a similar agreement dated January 1, 1999 whereby ICI and Amerocan perform a wide range of management, administrative, financial, marketing and public company services including, but not limited to, the following: (i) international business relations and strategy development, (ii) investor relations and shareholder liaison, (iii) corporate public relations, press release and public information distribution, (iv) property exploration management, including administration of metallurgical development, metallurgical liaison, BLM liaison, engineering company liaison, drilling administration, geologist liaison, mapping, survey and catalogue, geostatistical liaison, environmental research, geological reports compilation and due diligence efforts, (v) administration, including auditor and legal liaison, media liaison, corporate minutebook maintenance and record keeping, corporate secretarial services, printing and production, office and general duties, and (vi) financial and business planning services, including capital and operating budgeting, banking, bookkeeping, documentation, database records, preparation of financial statements and creation of annual reports. On January 1, 2001, the Company and ICI and International Gold Corporation and Amerocan, respectively, renewed its consulting services and management agreement for an additional two-year period. Subsequent to January 1, 2003, the consulting agreement with ICI has been extended on a month-to-month basis and the consulting agreement with Amerocan has expired and will not be renewed.

     As discussed above, the increase in net loss incurred during fiscal year ended December 31, 2002 compared to the net loss incurred during fiscal year ended December 31, 2001 is attributable primarily to the realization of a gain on the settlement of the Lawsuit and the recovery of directors' fees during fiscal year ended December 31, 2001, which amounts were offset against operating expenses resulting in a net loss of ($2,678). The Company's net loss during fiscal year ended December 31, 2002 was approximately ($250,145) or ($0.00) per share compared to a net loss of approximately ($2,678) or ($0.00) per share during fiscal year ended December 31, 2001. The weighted average number of shares outstanding were 77,140,600 for both fiscal years ended December 31, 2002 and December 31, 2001.

     Liquidity and Capital Resources

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of December 31, 2002, the Company's current assets were $227 and its current liabilities were $2,497,122, which resulted in a working capital deficit of $2,496,895. As of fiscal year ended December 31, 2002, the Company's total assets were $227 compared to total assets of $127 for fiscal year ended December 31, 2001. This increase in total assets from fiscal year ended 2001 was primarily due to an increase in cash. As of fiscal year ended December 31, 2002, the Company's total liabilities were $2,497,122 compared to total liabilities of $2,246,877 for fiscal year ended 2001. This increase in liabilities from fiscal year ended 2001 was due primarily to an increase in advances payable and accrued interest due and owing by the Company to significant shareholders and debt holders which totaled $1,825,888 and $534,453, respectively.

     Stockholders' deficit increased from ($2,246,750) for fiscal year ended December 31, 2001 to ($2,496,895) for fiscal year ended December 31, 2002.

     The Company has not generated positive cash flows from operating activities. For fiscal year ended December 31, 2002, net cash flows used in operating activities was ($26,141) compared to ($856,935) of net cash flows used in operating activities for fiscal year ended December 31, 2001. The net operating loss of ($250,145) increased during fiscal year ended December 31, 2002 from a net operating loss of ($2,678) during fiscal year ended December 31, 2001. For fiscal year ended December 31, 2001, a write-off for accounts payable of $41,172 and $1,589,224 for gain on settlement of the Lawsuit was recorded as compared to $65,501 for fiscal year ended December 31, 2002. Changes in working capital assets and liabilities decreased to an aggregate of $289,505 during fiscal year ended December 31, 2002 from an aggregate of $773,177 (which was offset by $52,000) during fiscal year ended December 31, 2001.

     Net cash flows from investing activities were $-0- for both fiscal years ended December 31, 2002 and 2001, respectively.

     Net cash flows from financing activities were $26,241 from advances payable for fiscal year ended December 31, 2002 as compared to $856,656 for fiscal year ended December 31, 2001 (which amount was comprised of $798,000 received on settlement of the Lawsuit and $56,656 in net advances payable).

Plan of Operation

     Funding

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

     During fiscal years ended December 31, 2002 and 2001, no Series A Warrants were converted into shares of the Company's restricted Common Stock. During fiscal year ended December 31, 2000, an aggregate of 3,000,000 Series A Warrants were converted into 3,000,000 shares of the Company's restricted Common Stock for an aggregate consideration of $750,000. Each Series A Preferred share is also convertible into one share of Common Stock of the Company and all then accrued and unpaid dividends are convertible into Common Stock at the conversion price of $0.25 per share. During fiscal years ended December 31, 2002 and 2001, no Preferred Series A shares were converted into shares of the Company's restricted Common Stock. During fiscal year ended December 31, 2000, an aggregate of 1,100,000 Preferred Series A shares were converted into 1,100,000 shares of the Company's Common Stock and an additional 366,700 shares of the Company's Common Stock were issued as a dividend pursuant to such conversion. 6,200,000 Series A Preferred shares remain outstanding.

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

     Material Commitments

     A significant and estimated commitment for the Company for fiscal year 2002 is the principal amount of $1,825,888 and $519,075 in accrued interest thereon due and owing as advances payable to related parties: (i) $442,770 in aggregate principal due and owing to a private entity; (ii) $872,803 in aggregate principal due and owing to ICI; (iii) $435,119 in aggregate principal due and owing to a private entity, which is a significant shareholder of the Company;

(iv) $70,831 in aggregate principal due and owing to a private individual; and
(v) $4,365 in aggregate principal due and owing to the director/officer of the Company. The advances accrue interest at 10% per annum and are due on demand.

Off-Balance Sheet Arrangements

     As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

     The Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining the principal independent accountant's independence. The Board of Directors considered whether the Company's principal independent accountant was independent, and concluded that the auditor for the fiscal year ended December 31, 2002 was independent.

     Audit Fees

     During fiscal year ended December 31, 2002, the Company incurred approximately $5,000 in fees to its principal independent accountant for professional services rendered in connection with audit of the Company's financial statements for fiscal year ended December 31, 2002 and $5,000 for the review of the Company's financial statements for the fiscal quarters ended March 31, 2002, June 30, 2002 and September 30, 2002.

     Financial Information Systems Design and Implementation Fees

     During fiscal year ended December 31, 2002, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company's information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

     All Other Fees

     During fiscal year ended December 31, 2002, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements".

Index to Financial Statements

         Auditor's Report dated February 28, 2003
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

LABONTE & CO.                                    610 938 Howe Street
----------------------------------------         Vancouver, BC  Canada
C H A R T E R E D  A C C O U N T A N T S         V6Z 1N9
----------------------------------------         Telephone      (604) 682-2778
                                                 Facsimile      (604) 689-2778
                                                 Email        info@labonteco.com


                                AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Intergold Corporation

We have audited the consolidated balance sheets of Intergold Corporation (an exploration stage company) as at December 31, 2002 and 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with United States generally accepted accounting principles.



                                            /s/  CHARTERED ACCOUNTANTS
                                            ----------------------------------
                                                 CHARTERED ACCOUNTANTS

Vancouver, B.C.
February 28, 2003


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING
-----------------------------------------------------------------------
DIFFERENCES
-----------

In the United States, reporting standards for auditors' would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the Stockholders and Board of Directors dated February 28, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.



                                             /s/  CHARTERED ACCOUNTANTS
                                            ----------------------------------
                                                 CHARTERED ACCOUNTANTS


Vancouver, B.C.
February 28, 2003



                                       INTERGOLD CORPORATION
                                  (An Exploration Stage Company)

                                    CONSOLIDATED BALANCE SHEETS



                                                                     December 31,    December 31,
                                                                         2002            2001
                                                                     ------------    ------------

                                              ASSETS

CURRENT ASSETS
   Cash                                                              $        227    $        127
                                                                     ------------    ------------

                                                                     $        227    $        127
                                                                     ============    ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                  $     24,891    $     79,415
   Advances and accrued fees payable (Note 3)                           1,825,888       1,693,647
   Notes payable (Note 4)                                                  51,890          51,890
   Accrued Series A warrant redemption payable                             60,000          60,000
   Accrued interest payable                                               534,453         361,925
                                                                     ------------    ------------

                                                                        2,497,122       2,246,877
                                                                     ------------    ------------

CONTINGENCIES (Notes 1 & 9)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 5)
   Common stock $.00025 par value; 125,000,000 shares authorized
      77,140,600 (2001 - 77,140,600) shares issued and outstanding         19,284          19,284
   Preferred stock, $.001 par value; 75,000,000 shares authorized
      Issued and outstanding
      Series A - 6,200,000 shares                                           6,200           6,200
      Series B - 2,510,000 shares                                           2,510           2,510
      Upon liquidation, Series A shares have a $.25 per share
      preference over other preferred or common stock, Series B
      shares have a $.50 preference over common stock
   Additional paid-in capital                                          10,298,039      10,298,039
   Deficit accumulated during the exploration stage                   (12,822,928)    (12,572,783)
                                                                     ------------    ------------


                                                                       (2,496,895)     (2,246,750)
                                                                     ------------    ------------

                                                                     $        227    $        127
                                                                     ============    ============


                          The accompanying notes are an integral part of
                             these consolidated financial statements.



                                           INTERGOLD CORPORATION
                                      (An Exploration Stage Company)

                                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                            July 26, 1996
                                                            Year ended      Year ended     (inception) to
                                                            December 31,    December 31,    December 31,
                                                                2002            2001            2002
                                                            ------------    ------------    ------------

REVENUE
   Other Income                                             $       --      $       --      $      1,699
                                                            ------------    ------------    ------------


EXPENSES
   Property exploration expenses                                    --              --         5,882,078
   Directors fees (recovery)                                        --           (52,000)         21,500
   General and administrative                                    114,422         563,614       4,491,126
   Interest expense                                              172,528         136,473         594,841
   Write-off of accounts payable                                 (65,501)        (41,172)      1,317,540
   Professional fees                                              28,696         984,987       1,851,091
   Realized loss on sale of available for sale investment           --              --            20,000
   Gain on settlement of lawsuit (Note 9)                           --        (1,589,224)     (1,589,224)
                                                            ------------    ------------    ------------

                                                                 250,145           2,678      12,588,952
                                                            ------------    ------------    ------------

NET LOSS FOR THE PERIOD                                     $   (250,145)   $     (2,678)   $(12,587,253)
                                                            ============    ============    ============


BASIC NET INCOME (LOSS) PER SHARE                           $      (0.00)   $      (0.00)
                                                            ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    77,140,600      77,140,600
                                                            ============    ============


                              The accompanying notes are an integral part of
                                 these consolidated financial statements.


                                     INTERGOLD CORPORATION
                                (An Exploration Stage Company)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE PERIOD JULY 26, 1996 (INCEPTION) TO DECEMBER 31, 2002


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

            FOR THE PERIOD JULY 26, 1996 (INCEPTION) TO DECEMBER 31, 2002 (CONTINUED)


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

                  FOR THE PERIOD JULY 26, 1996 (INCEPTION) TO DECEMBER 31, 2002




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


                         The accompanying notes are an integral part of
                            these consolidated financial statements.


                                      INTERGOLD CORPORATION
                                  (An Exploration Stage Company)

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE PERIOD JULY 26, 1996 (INCEPTION) TO DECEMBER 31, 2002

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


                          The accompanying notes are an integral part of
                             these consolidated financial statements.


                                         INTERGOLD CORPORATION
                                    (An Exploration Stage Company)

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     FOR THE PERIOD JULY 26, 1996 (INCEPTION) TO DECEMBER 31, 2002


                                                Common stock                    Preferred stock
                                         ----------------------------    ----------------------------
                                            Shares          Amount          Shares          Amount
                                         ------------    ------------    ------------    ------------

Balance, December 31, 1999                 56,328,000    $     14,081       9,810,000    $      9,810

Loss realized on disposition of
   investment                                    --              --              --              --

Issuance of common stock pursuant to
   conversion of Series A Preferred
   stock                                    1,000,000             250      (1,000,000)         (1,000)

Issuance of common stock in
   settlement of cumulative dividend
   on converted Series A preferred
   stock                                      326,100              82            --              --

20% cumulative preferred dividends
   paid on converted Series A
   Preferred Stock                               --              --              --              --

Issuance of common stock in
   settlement of debt                      20,345,900           5,086            --              --

Issuance of common stock pursuant to
   Preferred Series A warrant
   redemption                               3,000,000             750            --              --

Reversal of Preferred Series A
   warrant redemption                            --              --              --              --

Issuance of common stock pursuant to
   conversion of Series A Preferred
   stock                                      100,000              25        (100,000)           (100)

Issuance of common stock in
   settlement of cumulative dividend
   on converted Series A preferred
   stock                                       40,600              10            --              --

20% cumulative preferred dividends
   paid on converted Series A
   Preferred Stock                               --              --              --              --

Net Loss, Year Ended December 31, 2000           --              --              --              --
                                         ------------    ------------    ------------    ------------

Balance, December 31, 2000                 81,140,600          20,284       8,710,000           8,710

Return and cancellation of stock
   previously issued for technology
   sub-license (Note 9)                    (4,000,000)         (1,000)           --              --

Net Loss, Year Ended December 31, 2001           --              --              --              --
                                         ------------    ------------    ------------    ------------

Balance, December 31, 2001                 77,140,600          19,284       8,710,000           8,710

Net Loss, Year Ended December 31, 2002           --              --              --              --
                                         ------------    ------------    ------------    ------------

Balance, December 31, 2002                 77,140,600    $     19,284       8,710,000    $      8,710
                                         ============    ============    ============    ============


                            The accompanying notes are an integral part of
                               these consolidated financial statements.


                                         INTERGOLD CORPORATION
                                    (An Exploration Stage Company)

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE PERIOD JULY 26, 1996 (INCEPTION) TO DECEMBER 31, 2002 (CONTINUED)


                                                            Deficit
                                                          Accumulated        Other
                                         Additional         during       Comprehensive
                                           Paid-in        Development       Income
                                           Capital           Stage          (Loss)          Total
                                         ------------    ------------    ------------    ------------

Balance, December 31, 1999               $  7,415,877    $ (9,538,307)   $   (150,000)   $ (2,248,539)

Loss realized on disposition of
   investment                                    --              --           150,000         150,000

Issuance of common stock pursuant to
   conversion of Series A Preferred
   stock                                          750            --              --              --

Issuance of common stock in
   settlement of cumulative dividend
   on converted Series A preferred
   stock                                       81,443            --              --            81,525

20% cumulative preferred dividends
   paid on converted Series A
   Preferred Stock                               --           (81,525)           --           (81,525)

Issuance of common stock in
   settlement of debt                       2,029,504            --              --         2,034,590

Issuance of common stock pursuant to
   Preferred Series A warrant
   redemption                                 749,250            --              --           750,000

Reversal of Preferred Series A
   warrant redemption                          30,000            --              --            30,000

Issuance of common stock pursuant to
   conversion of Series A Preferred
   stock                                           75            --              --              --

Issuance of common stock in
   settlement of cumulative dividend
   on converted Series A preferred
   stock                                       10,140            --              --            10,150

20% cumulative preferred dividends
   paid on converted Series A
   Preferred Stock                               --           (10,150)           --           (10,150)

Net Loss, Year Ended December 31, 2000           --        (2,940,123)           --        (2,940,123)
                                         ------------    ------------    ------------    ------------

Balance, December 31, 2000                 10,317,039     (12,570,105)           --        (2,224,072)

Return and cancellation of stock
   previously issued for technology
   sub-license (Note 9)                       (19,000)           --              --           (20,000)

Net Loss, Year Ended December 31, 2001          --             (2,678)           --            (2,678)
                                         ------------    ------------    ------------    ------------

Balance, December 31, 2001                 10,298,039     (12,572,783)           --        (2,246,750)

Net Loss, Year Ended December 31, 2002           --          (250,145)           --          (250,145)
                                         ------------    ------------    ------------    ------------

Balance, December 31, 2002                 10,298,039    $(12,822,928)   $       --      $ (2,496,895)
                                         ============    ============    ============    ============


                            The accompanying notes are an integral part of
                               these consolidated financial statements.


                                                   INTERGOLD CORPORATION
                                              (An Exploration Stage Company)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             July 26, 1996
                                                                              Year ended      Year ended    (inception) to
                                                                             December 31,    December 31,    December 31,
                                                                                 2002            2001            2002
                                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the year                                             $   (250,145)   $     (2,678)   $(12,587,253)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Depreciation                                                                     --               296           1,634
  - Loss on disposal of fixed assets                                                 --             2,666           2,666
  - Write-off of accounts payable                                                 (65,501)        (41,172)       (106,673)
  - Gain on settlement of lawsuit                                                    --        (1,589,224)     (1,589,224)
  - Loss on settlement of debt                                                       --         1,424,213
  - Loss on sale of investment                                                       --              --            20,000
  - Non-cash exploration costs                                                       --              --         2,860,000

  - Changes in working capital assets and liabilities
       Prepaid expenses                                                              --              --              --
       Accounts payable                                                            10,977          96,901         629,360
       Accrued interest payable                                                   172,528         135,676         594,038
       Accrued and unpaid fees payable                                            106,000         540,600         646,600
                                                                             ------------    ------------    ------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                       (26,141)       (856,935)     (8,104,639)
                                                                             ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of available-for-sale investments                                      --              --          (170,000)
  Equipment purchases                                                                --              --            (4,300)
                                                                             ------------    ------------    ------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                             --              --          (174,300)
                                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances payable                                                                 26,241          56,656       1,718,508
  Sale of common stock                                                               --              --         1,957,658
  Sale of Series A preferred stock                                                   --              --         2,500,000
  Sale of Series B preferred stock                                                   --              --         1,255,000
  Net cash received on settlement of lawsuit                                         --           798,000         798,000
  Note payable                                                                       --              --            50,000
                                                                             ------------    ------------    ------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                           26,241         856,656       8,279,166
                                                                             ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                                           100            (279)            227

CASH, BEGINNING OF YEAR                                                               127             406            --
                                                                             ------------    ------------    ------------

CASH, END OF YEAR                                                            $        227    $        127    $        227
                                                                             ============    ============    ============


                                    The accompanying notes are an integral part of
                                         these consolidated financial statements.

                                                          23

                             INTERGOLD CORPORATION
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                    December 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

NOTE 1:  NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company is in the exploration stage of its mineral property development. To date, the Company has not generated significant revenues from operations and has a working capital deficit and a stockholders' deficiency of $2,496,895 at December 31, 2002. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, settling its outstanding debts and on the future development of a new business venture. Advances from certain significant shareholders will form the primary source of short-term funding for the Company during the next twelve months. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

Loss Per Share
As of December 31, 2002, there were 3,450,000 exercisable options, 8,710,000 shares of convertible preferred stock and 2,510,000 common stock warrants that can be converted into a total of 14,670,000 shares of common stock. As these options, convertible preferred stock and warrants would have an anti-dilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002 and the required disclosures have been made below.

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

The Company has elected to continue to account for stock-based employee compensation arrangements using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

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

Comparative figures
Certain of the comparative figures have been restated to conform to the current year's presentation.


NOTE 3:  ADVANCES AND ACCRUED FEES PAYABLE
--------------------------------------------------------------------------------

Advances payable are comprised of cash advances and accrued fees and expenses as follows:

                                                  December 31,   December 31,
                                                      2002           2001
                                                   ----------     ----------

Sonanini Holdings Ltd.                             $  442,770     $  442,770
Investor Communications International, Inc.           872,803        762,711
Amerocan Marketing, Inc.                                 --          151,000
Tristar Financial Services Ltd.                       435,119        266,235
Brent Pierce                                           70,831         70,831
Grant Atkins                                            4,365            100
                                                   ----------     ----------
                                                   $1,825,888     $1,693,647
                                                   ==========     ==========

The advances bear 10% simple interest and are due on demand. There is $519,075 of interest accrued on the advances as of December 31, 2002 (2001 - $351,758). See Note 8 - Related Party Transactions.


NOTE 4:  NOTES PAYABLE
--------------------------------------------------------------------------------

                                                     December 31,   December 31,
                                                        2002           2001
                                                     -----------    -----------

Sonanini Holdings Ltd., bearing interest at 7% per
annum, simple interest on the balance outstanding.
The note is dated August 6, 1998 and has no stated
maturity date. Accrued interest on the note
through December 31, 2002 totals $15,378 (2001 -
$10,166).                                                $50,000        $50,000

For the redemption of 1,889,750 shares of
restricted common stock of the Company payable at
par value of $.00025.                                      1,890          1,890
                                                     -----------    -----------

                                                         $51,890        $51,890
                                                     ===========    ===========

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

NOTE 5:  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Common Stock

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

On July 23, 1997, the Company issued 42,000,000 shares pursuant to the Stock-For-Stock Agreement entered into with Intergold Mining Corporation in connection with the acquisition of International Gold Corporation.

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

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

NOTE 5:  STOCKHOLDERS' EQUITY (cont'd)
--------------------------------------------------------------------------------

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

As of December 31, 2002, there are 6,200,000 Series A Preferred shares issued and outstanding. If the Company's Series A Preferred shareholders elect to convert the remaining outstanding Series A Preferred shares an additional 11,431,000 shares of common stock would be issued on a basis of one common share for each Series A Preferred share outstanding, including 5,231,000 shares in settlement of accrued 20% cumulative undeclared dividends totaling $1,307,750 which are to be issued on a basis of one common share for each $.25 of cumulated undeclared dividends.

Series B
--------

During 1999, the Company completed a private placement of Series B units consisting of 100,000 shares of Series B preferred stock with a par value of $.001 per share and 100,000 warrants. The terms and conditions of the Series B unit offering are similar to those of the Series A offering except the cost per share and any conversion price is at $0.50 per share and the Series B offering is subordinate to the Series A offering. A total of 2,510,000 Series B preferred shares and common stock warrants were issued for proceeds of $1,255,000.

As of December 31, 2002, there are 2,510,000 Series B Preferred shares issued and outstanding. If the Company's Series B Preferred shareholders elect to convert the remaining outstanding Series B Preferred shares, an additional 4,398,000 shares of common stock would be issued on a basis of one common share for each Series B Preferred share outstanding, including 1,888,000 shares in settlement of accrued 20% cumulative undeclared dividends totaling $944,000 which are to be issued on a basis of one common share for each $.50 of cumulated undeclared dividends.

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

NOTE 6:  EMPLOYEE STOCK OPTION PLAN
--------------------------------------------------------------------------------

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

During the year ended December 31, 1999, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 2,000,000 options with an exercise price of $.50 per share of common stock and 1,450,000 options with an exercise price of $1.00 per common share. Selected information regarding the Company's employee stock options as of December 31, 2002 are as follows:

                                                     December 31, 2002
                                                ----------------------------
                                                                Weighted
                                                Number of        average
                                                 options      exercise price
                                                ---------     --------------

     Outstanding at beginning of year           3,450,000       $.71/share
     Outstanding at end of year                 3,450,000       $.71/share
     Exercisable at end of year                 3,450,000       $.71/share
     Options granted during year                        -                -
     Options exercised during year                      -                -
     Options forfeited during year                      -                -
     Options expired during year                        -                -

As of December 31, 2002, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 14 years 361 days.


NOTE 7:  TECHNOLOGY SUB-LICENSE AGREEMENT
--------------------------------------------------------------------------------

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

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

NOTE 8:  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company, on January 1, 1999, entered into a management services agreement with Investor Communications, Inc. ("ICI") to provide management of the day-to-day operations of the Company for a two year term. The management services agreement requires monthly payments not to exceed $75,000 for services rendered. The Company's subsidiary entered into a similar agreement on January 1, 1999 with Amerocan Marketing, Inc. ("Amerocan") with required monthly payments not to exceed $25,000 for services rendered for a two year term. Both agreements were extended for a further two year term to January 1, 2003. Subsequent to January 1, 2003, the Agreement with ICI has been extended on a month-to month basis and the Agreement with Amerocan has expired and will not be renewed.

One director of Intergold Corporation has been contracted by ICI and Amerocan and is part of the management team provided to Intergold Corporation and its subsidiary. During the year ended December 31, 2002 a total of $106,000 (2001 - $546,100) was incurred to these private companies which are also significant shareholders for managerial, administrative and investor relations services provided to the Company and its subsidiary. During the year ended December 31, 2002 these companies paid a total of $21,075 (2001 - $8,500) to this officer and director for services provided to the Company and its subsidiary. In addition, during 2002, ICI and other shareholders paid expenses on behalf of the Company totaling $26,260 (2001 - $67,050). Interest of $172,528 (2001 - $89,206) was
accrued on outstanding advances. Refer to Notes 3 and 9.


NOTE 9:  SETTLEMENT OF LAWSUIT
--------------------------------------------------------------------------------

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

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001

--------------------------------------------------------------------------------
NOTE 9:  SETTLEMENT OF LAWSUIT (cont'd)
--------------------------------------------------------------------------------

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

As the Company had not generated revenues and has no liquid assets to commit to fund the significant estimated future expenses associated with ongoing litigation, Geneva, the Company, IGC, Tristar Financial Services, Inc. ("Tristar") and Alexander Cox ("Cox") entered into a funds sharing agreement (the "Funds Sharing Agreement") dated on June 28, 2001, executed in July 2001. Pursuant to the terms of the Funds Sharing Agreement, (i) Tristar would fund the direct costs of the litigation on a best efforts basis relating to the Lawsuit for the period from April 1, 2001 to the date that the Lawsuit was settled; (ii) as consideration therefore, Tristar would receive thirty percent (30%) of the gross proceeds received by Geneva, the Company and IGC from any and all settlements relating to the Lawsuit, plus the repayment of all payments and advances made by Tristar (the "Tristar Payment"); and (iii) the Tristar Payment would be shared with Cox in proportion of (a) the funds advanced and paid by Cox to Tristar for the purpose of funding the costs of the litigation, (b) divided by the total amount of funds advanced by and paid by Tristar, (c) times the amount of the Tristar Payment. Cox is a significant shareholder of the Company and as of the date of these financial statements, holds an approximate 19% equity interest.

During September 2001, a settlement was reached and all parties agreed to have the lawsuit dismissed. Geneva, the Company, IGC and other parties received an aggregate of $808,000 in settlement proceeds, of which $345,000 was paid for outstanding amounts due and owing to legal counsel relating to the litigation, $10,000 was paid to Goldstate Corporation and the remaining $453,000 was paid to Tristar in full settlement of amounts incurred by Tristar pursuant to the provisions of the Funds Sharing Agreement. In addition, the promissory notes totaling $500,000 to AuRIC and Geneva were cancelled along with accrued interest of $34,274, 4,000,000 shares issued to AuRIC and Geneva were returned to treasury for cancellation, and all accounts payable owing to Dames & Moore and MBM totaling $236,950 were written off, resulting in a gain of $1,589,224. As costs of litigation exceeded the funds received from the Settlement, as per the lawsuit initiated by Geneva and IGC, on behalf of the Company, Intergold did not receive any cash benefit from the Settlement.

As a result of the settlement of the lawsuit, management has ceased all exploration in the Blackhawk Property.


NOTE 10: INCOME TAXES
--------------------------------------------------------------------------------

The Company incurred losses for the years ended December 31, 2002 and 2001 of approximately $250,145 and $2,678 respectively. The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2002, the Company had net operating loss carry forwards of approximately $10,875,000 that may be available to reduce future years' income taxable income and will expire between the years 2007 - 2016. Due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's principal independent accountant from August 9, 2000 to the current date is Labonte & Co., 610 - 938 Howe Street, Vancouver, British Columbia, Canada V6Z 1N9.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

Name                       Age               Position with the Company
----                       ---               ------------------

Grant Atkins               42                President/Secretary/Treasurer and
                                             Director

     The directors and executive officers of the Company's wholly-owned subsidiary, International Gold Corporation ("INGC") are as follows:

Name                       Age               Position with INGC
----                       ---               ------------------

Grant Atkins               44                President/Secretary/Treasurer and
                                             Director

     The directors and executive officers of Intergold Mining Corporation are as follows:

Name                       Age               Position with Intergold Mining
----                       ---               ------------------------------

Grant Atkins               44                President/Secretary/Treasurer and
                                             Director

     GRANT ATKINS has been the President of the Company since 2001 and the Secretary, Treasurer and a Director of the Company since September of 1998. Mr. Atkins has also been the sole director and the President, Secretary and Treasurer of Intergold Mining Corporation since March of 1998. Mr. Atkins has provided organization and controller duties in the Company since its formation. For the past six years, Mr. Atkins has been self-employed and has acted as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. During 1998 through current date, Mr. Atkins is a consultant through the private management companies of TriStar Financial Services, Inc. and Investor Communications International, Inc. Mr. Atkins is the director and president for Vega-Atlantic Corporation, a public traded corporation engaged in the worldwide exploration and development of oil and gas, gold and other minerals. Mr. Atkins is also a member of the board of directors of Petrogen Corp., a publicly traded corporation engaged in the energy industry and a member of the board of directors of GeneMax Corp., a publicly traded biotechnology corporation specializing in the discovery and development of immunotherapeutics aimed at the treatment and eradication of cancer and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection.

Involvement in Certain Legal Proceedings

     As of the date of this Annual Report, no director or executive officer of the Company is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Audit Committee Financial Expert

     As of the date of this Annual Report, the Board of Directors of the Company has determined that the Company does not have an audit committee financial expert nor does the Company have an audit committee.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by IGCO and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers and Directors

     As of the date of this Annual Report, all executive officers and directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. Previously, all officers of the Company may be paid up to $5,000 per month for their executive officer roles, however, no such expenses were incurred during fiscal year ended December 31, 2002. Gary Powers, the previous President of the Company, had invoiced the Company through Guest Investments Ltd ("Guest Investments") for management consulting services performed. However, no such fees were incurred by the Company during fiscal years ended December 31, 2002 and 2001. Grant Atkins derives remuneration from the Company directly and through Investor Communications International, Inc. ("ICI"), which provides a wide range of management, financial and administrative services to the Company.

     As of fiscal year ended December 31, 2001, the Company and INGC had accrued a total of approximately $52,000 as officers and directors executive compensation, which was cancelled effective December 31, 2001, resulting in a recovery of directors' fees for fiscal year ended December 31, 2001.

     During fiscal year ended December 31, 2002, $106,000 was incurred payable to ICI and Amerocan for amounts due and owing for operational management, administrative, financial and other services rendered. During fiscal year ended December 31, 2002, net cash advances of $11,950 were made by ICI to the Company. During fiscal year ended December 31, 2002, the Company paid $-0- to ICI and Amerocan towards an aggregate principal amount due of $872,803 and $151,000, respectively, plus accrued interest. Grant Atkins, the Company's officer/director is employed by ICI and part of the management team provided by ICI to the Company.

     During fiscal year ended December 31, 2002, Grant Atkins received approximately $21,075 from ICI for services provided to the Company. See "Summary Compensation Table" below.

     Executive compensation is subject to change concurrent with the Company's requirements. None of the officers and directors of the Company are officers or directors of Amerocan or ICI, nor does the Company own of record capital stock of Amerocan or ICI, although an officer/director of the Company is part of the management team of ICI.

         Summary Compensation Table

                               Annual Compensation        Awards   Payouts
                              ---------------------      --------  -------
                                 $      $       $       $     #      $
Name/Position     Year       Salary  Bonus   Other     RSA Options  LTIP   Other
-------------     ----       ------  -----   -----     --- ------- ------  -----
                                                  (1)
Gary Powers       2000          0      0    $33,000     0  100,000    0      0
Prior Pres./      2001          0      0       0        0     0       0      0
Director          2002          0      0       0        0     0       0      0

                                                  (1)
Grant Atkins      2000          0      0    $57,500     0 1,000,000   0      0
Pres./Director    2001
                                0      0    $12,500     0     0       0      0
                  2002          0      0    $21,075     0     0       0      0

                                                  (1)
Harold Gooding    2000          0      0    $13,500     0   200,000   0      0
Prior Director    2001          0      0       0        0     0       0      0
                  2002         n/a

     (1)
     Received pursuant to respective contractual arrangements between the Company and Guest Investments, Ltd., and/or Amerocan Marketing, Inc. and/or ICI.

Non-Qualified Stock Option Plan

     During fiscal years ended 1999 and 2000, the Board of Directors of IGCO authorized the grant of stock options to certain officers, directors and significant consultants. As of the date of this Annual Report, there are 3,450,000 stock options granted and outstanding which are exercisable into 3,450,000 shares of Common Stock. Stock options granted to executive officers and directors of the Company are as reflected below in the "Options/SAR Grants Table." As of the date of this Annual Report, none of the officers, directors or significant consultants have exercised such stock options.

     Options/SAR Grants Table

--------------------------------------------------------------------------------
Name               Number of    Percent of Total   Exercise Price      Date of
                  Securities    Options Granted                      Expiration
                  Underlying
                   Options
--------------------------------------------------------------------------------

Harold Gooding     100,000          2.89%              $0.50          12/27/17
                   100,000          2.89%              $1.00          12/27/17

Gary Powers         50,000          1.45%              $0.50          12/27/17
                    50,000          1.45%              $1.00          12/27/17

Grant Atkins       500,000         14.49%              $0.50          12/27/17
                   500,000         14.49%              $1.00          12/27/17

Total            1,300,000         37.68%
-------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Title of Class        Name and Address         Amount and Nature     Percent of
                    of Beneficial Owner       of Beneficial Owner     of Class
--------------------------------------------------------------------------------
                                                              (1)
Common Stock         Alexander Cox                   14,445,000        18.73%
                     428 - 755 Burrard Street
                     Vancouver, British Columbia
                     Canada V6Z 1X6
                                                              (1)
Common Stock         Buffy Holdings Ltd.              8,467,400        10.98%
                     C/O Frederick Gottlieb
                     P.O. Box AB20405 Marsh Harbor,
                     Abaco Bahamas
                                                              (1)
Common Stock         Intergold Mining Corporation    17,424,300        22.59%
                     3305 W. Spring Mountain Road
                     Suite 60
                     Las Vegas, Nevada 89102
                                                              (1)
Common Stock         Investor Communications          6,992,000         9.06%
                      International, Inc.
                     435 Martin Street, Suite 2000
                     Blaine, Washington 98320
                                                              (1)
Common Stock         Phoenix Asset Corp.              5,709,300         7.40%
                     P.O. Box W-960
                     St. Johns, Antigua
                                                             (2)
Common Stock         All officers and directors       1,000,000         0.14%
                     as a group (1 person)

--------------------------------------------------------------------------------
(1)
  These are restricted shares of Common Stock.
(2)
  Includes the assumption of the exercise of 1,000,000 options by the officer/director as option holder pursuant to the terms of the Non-Qualified Stock Option Plan to purchase 500,000 shares of restricted Common Stock at $0.50 per share and 500,000 shares of restricted Common Stock at $1.00 per share, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Consulting Services Agreement

     On January 1, 1999, the Company and ICI entered into the Consulting Services Agreement for a period of two years, which was renewed on January 1, 2001 for an additional two year term. Subsequent to January 1, 2003, the Consulting Services Agreement has been renewed on a month-to-month basis. Pursuant to the terms and provisions of the Consulting Services Agreement, ICI shall provide to the Company such finance and managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company. Pursuant to further terms and provisions of the Consulting Services Agreement, ICI shall be paid a monthly fee not to exceed $75,000 for services rendered.

     In connection therewith, Grant Atkins, an officer/director of the Company, is employed by ICI and part of the management team provided by ICI to the Company, and derives remuneration from ICI for such services rendered to the Company. During fiscal year ended December 31, 2002, Mr. Atkins was paid by ICI approximately $21,075 for services rendered by him through ICI to the Company.

     Grant Atkins, the officer/director of the Company, is engaged in other businesses, either individually or through partnerships and corporations in which he may have an interest, hold an office or serve on the boards of directors. Certain conflicts of interest, therefore, may arise between the Company and the officer/director. Such conflicts can be resolved through the exercise by the officer/director of judgment consistent with his fiduciary duties to the Company. Grant Atkins intends to resolve such conflicts in the best interests of the Company. Moreover, Grant Atkins will devote his time to the affairs of the Company as he deems necessary.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this Annual Report.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K.

         None.

ITEM 14. CONTROLS AND PROCEDURES

     The Company, under the supervision of the President, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within ninety (90) days of the filing date of this Annual Report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's controls subsequent to the evaluation date.

     There were no significant changes in the Company's internal control or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation date.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERGOLD CORPORATION


Dated: March 15, 2003                       By:  /s/  GRANT ATKINS
                                              ---------------------------------
                                                      Grant Atkins, President