Form 10QSB
period 2003-03-31
INTERGOLD CORP
filed 2003-05-15
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

     Yes  X   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                  Outstanding as of May 12, 2003

Common Stock, $.00025 par value        156,328,943

Transitional Small Business Disclosure Format (check one)

     Yes      No  X

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS                            1

         CONSOLIDATED BALANCE SHEETS                                          2

         INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                        3

         INTERMIN CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY              4

         INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                        6

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION OR PLAN OF OPERATION                                      13

ITEM 3.  CONTROLS AND PROCEDURES                                             18

PART II. OTHER INFORMATION                                                   18

ITEM 1.  LEGAL PROCEEDINGS                                                   18

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 20

ITEM 5.  OTHER INFORMATION                                                   21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    21

SIGNATURES                                                                   22

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              INTERGOLD CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH 31, 2003
                                   (Unaudited)












CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                        INTERGOLD CORPORATION
                                   (An Exploration Stage Company)

                                     CONSOLIDATED BALANCE SHEETS



                                                                         March 31,    December 31,
                                                                              2002            2002
                                                                      ------------    ------------
                                                                       (Unaudited)
                                               ASSETS

CURRENT ASSETS
   Cash                                                               $        270    $        227
                                                                      ------------    ------------

                                                                      $        270    $        227
                                                                      ============    ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                                   $     21,943    $     24,891
   Advances and accrued fees payable (Note 3)                              989,800       1,825,888
   Notes payable (Note 4)                                                     --            51,890
   Accrued Series A warrant redemption payable                                --            60,000
   Accrued interest payable                                                226,228         534,453
                                                                      ------------    ------------

                                                                         1,237,971       2,497,122
                                                                      ------------    ------------

CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 4)
   Common stock $.00025 par value; 200,000,000 shares authorized
      156,328,943 (2001 - 77,140,600) shares issued and outstanding         39,081          19,284
   Preferred stock, $.001 par value; 75,000,000 shares authorized
      Issued and outstanding
      Series A - 6,200,000 shares                                             --             6,200
      Series B - 2,510,000 shares                                             --             2,510
   Additional paid-in capital                                           13,974,004      10,298,039
   Deficit accumulated during the exploration stage                    (15,250,786)    (12,822,928)
                                                                      ------------    ------------

                                                                        (1,237,701)     (2,496,895)
                                                                      ------------    ------------

                                                                      $        270    $        227
                                                                      ============    ============


 The accompanying notes are an integral part of these interim consolidated financial statements.


                                          INTERGOLD CORPORATION
                                     (An Exploration Stage Company)

                              INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (Unaudited)


                                                                                           July 26, 1996
                                                            Three months    Three months  (inception) to
                                                             ended March     ended March       March 31,
                                                                31, 2003        31, 2002            2003
                                                            ------------    ------------    ------------


REVENUE
   Other Income                                             $       --      $       --      $      1,699
                                                            ------------    ------------    ------------

EXPENSES
   Property exploration expenses                                    --              --         5,882,078
   Directors fees                                                   --              --            21,500
   General and administrative                                     31,917          29,705       4,452,118
   Interest expense                                               22,024          39,042         618,755
   Loss on settlement of debt                                       --              --         1,317,540
   Professional fees                                               6,892           8,331       1,857,983
   Realized loss on sale of available for sale investment           --              --            20,000
   Gain on settlement of lawsuit                                    --              --        (1,589,224)
                                                            ------------    ------------    ------------

                                                                  60,833          77,078      12,597,154
                                                            ------------    ------------    ------------

NET LOSS FOR THE PERIOD                                     $    (60,833)   $    (77,078)   $(12,595,455)
                                                            ============    ============    ============




BASIC NET INCOME (LOSS) PER SHARE                           $      (0.00)   $      (0.00)
                                                            ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    88,758,716      77,140,600
                                                            ============    ============


   The accompanying notes are an integral part of these interim consolidated financial statements.


                                           INTERGOLD CORPORATION
                                      (An Exploration Stage Company)

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            FOR THE PERIOD DECEMBER 31, 2002 TO MARCH 31, 2003

                                                (Unaudited)


                                                      Common stock                  Preferred stock
                                                  Shares         Amount         Shares          Amount
                                               ------------   ------------   ------------    ------------

Balance, December 31, 2002                       77,140,600   $     19,284      8,710,000    $      8,710


20% cumulative dividends payable on
   Conversion of Series A Preferred Stock              --             --             --              --

Expiry of Series A Preferred Stock
   Share Purchase Warrant                              --             --             --              --

Issuance of common stock in settlement of
   Cumulative dividend on converted Series A
    Preferred stock                               5,485,900          1,371           --              --

Issuance of common stock pursuant to
   Conversion of Series A Preferred stock         6,200,000          1,550     (6,200,000)         (6,200)

20% cumulative dividends payable on
   Conversion of Series B Preferred Stock              --             --             --              --

Issuance of common stock in settlement of
   Cumulative dividend on converted Series B
    Preferred stock                               1,991,100            498           --              --

Issuance of common stock pursuant to
   Conversion of Series B Preferred stock         2,510,000            628     (2,510,000)         (2,510)

Issuance of common stock in
settlement of debt                               63,001,343         15,750           --              --


Net Loss, period ended March 31, 2003                  --             --             --              --
                                               ------------   ------------   ------------    ------------

                                                156,328,943         39,081           --              --
                                               ============   ============   ============    ============

Table continues on following page.


                                           INTERGOLD CORPORATION
                                      (An Exploration Stage Company)

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            FOR THE PERIOD DECEMBER 31, 2002 TO MARCH 31, 2003
                                                (Continued)
                                                (Unaudited)


                                                                   Deficit
                                                                 Accumulated        Other
                                                  Additional       during        Comprehensive
                                                   Paid-in       Development        Income
                                                   Capital          Stage           (Loss)          Total
                                                 ------------    ------------    ------------    ------------

Balance, December 31, 2002                       10,298,039    $(12,822,928)   $       --      $ (2,496,895)


20% cumulative dividends payable on
   Conversion of Series A Preferred Stock              --        (1,371,475)           --        (1,371,475)

Expiry of Series A Preferred Stock
   Share Purchase Warrant                            60,000            --              --            60,000

Issuance of common stock in settlement of
   Cumulative dividend on converted Series A
    Preferred stock                               1,370,104            --              --         1,371,475

Issuance of common stock pursuant to
   Conversion of Series A Preferred stock             4,650            --              --              --

20% cumulative dividends payable on
   Conversion of Series B Preferred Stock              --          (995,550)           --          (995,550)

Issuance of common stock in settlement of
   Cumulative dividend on converted Series B
    Preferred stock                                 995,052            --              --           995,550

Issuance of common stock pursuant to
   Conversion of Series B Preferred stock             1,882            --              --              --

Issuance of common stock in
settlement of debt                                1,244,277            --              --         1,260,027


Net Loss, period ended March 31, 2003                  --           (60,833)           --           (60,833)
                                               ------------    ------------    ------------    ------------

                                                 13,974,004     (15,250,786)           --        (1,237,701)
                                               ============    ============    ============    ============


     The accompanying notes are an integral part of these interim consolidated financial statements.


                                                    INTERGOLD CORPORATION
                                               (An Exploration Stage Company)

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (Unaudited)

                                                                                Three months    Three months   July 26, 1996
                                                                                       ended           Ended  (inception) to
                                                                                   March 31,       March 31,      March  31,
                                                                                        2003            2002            2003
                                                                                ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                              $    (60,833)   $    (77,078)   $(12,587,253)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Depreciation                                                                        --              --             1,634
  - Loss on disposal of fixed assets                                                    --              --             2,666
  - Loss on settlement of debt                                                          --         1,317,540
  - Gain on settlement of lawsuit                                                       --              --        (1,589,224)
  - Loss on sale of investment                                                          --              --            20,000
  - Non-cash exploration costs                                                          --              --         2,860,000

  - Changes in working capital assets and liabilities
       Prepaid expenses                                                                 --              --              --
       Accounts payable                                                               (2,948)          6,143         629,360
       Accrued interest payable                                                       22,024          38,311         594,038
       Accrued and unpaid fees payable                                                30,000          32,534         646,600
                                                                                ------------    ------------    ------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                          (11,757)            (90)     (8,104,639)
                                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of available-for-sale investments                                         --              --          (170,000)
  Equipment purchases                                                                   --              --            (4,300)
                                                                                ------------    ------------    ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                             --              --          (174,300)
                                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances payable                                                                    11,800            --         1,718,508
  Sale of common stock                                                                  --              --         1,957,658
  Sale of Series A preferred stock                                                      --              --         2,500,000
  Sale of Series B preferred stock                                                      --              --         1,255,000
  Net cash received on settlement of lawsuit                                            --              --           798,000
  Note payable                                                                          --              --            50,000
                                                                                ------------    ------------    ------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                              11,800            --         8,279,166
                                                                                ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                                               43             (90)            227

CASH, BEGINNING OF PERIOD                                                                227             127            --
                                                                                ------------    ------------    ------------

CASH, END OF PERIOD                                                             $        270    $         37    $        227
                                                                                ============    ============    ============


                 The accompanying notes are an integral part of these interim consolidated financial statements.

                                                              6

                              INTERGOLD CORPORATION
                         (An Exploration Stage Company)
               Notes to Interim Consolidated Financial Statements

                                 March 31, 2003
--------------------------------------------------------------------------------
                                   (Unaudited)

NOTE 1:  NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company is in the exploration stage of its mineral property development. To date, the Company has not generated significant revenues from operations and has a working capital deficit and a stockholders' deficiency of $1,237,701 at March 31, 2003. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, settling its outstanding debts and on the future development of a new business venture. Advances from certain significant shareholders will form the primary source of short-term funding for the Company during the next twelve months. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.


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

Loss Per Share
As of March 31, 2003, there were 3,450,000 exercisable options that can be converted into a total of 3,450,000 shares of common stock. As these options would have an anti-dilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended March 31, 2003 and the required disclosures have been made below.

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements

March 31, 2003
--------------------------------------------------------------------------------
(Unaudited)

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


NOTE 3:  ADVANCES AND ACCRUED FEES PAYABLE
--------------------------------------------------------------------------------

Advances payable are comprised of cash advances and accrued fees and expenses as follows:

                                                    March 31,  December 31,
                                                         2003          2002
                                                   ----------    ----------

     Sonanini Holdings Ltd.                        $     --      $  442,770
     Investor Communications International, Inc.      914,604       872,803
     Tristar Financial Services Ltd.                     --         435,119
     Brent Pierce                                      70,831        70,831
     Grant Atkins                                       4,365         4,365
                                                   ----------    ----------

                                                   $  989,800    $1,825,888
                                                   ==========    ==========

The advances bear 10% simple interest and are due on demand. There is $226,228 of interest accrued on the advances as of March 31, 2003 (2002 - $519,075). See
Note 6 - Related Party Transactions.

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements

March 31, 2003
--------------------------------------------------------------------------------
(Unaudited)

NOTE 4:  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

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

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements

March 31, 2003
--------------------------------------------------------------------------------
(Unaudited)

NOTE 4:  STOCKHOLDERS' EQUITY (cont'd)
--------------------------------------------------------------------------------

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

On March 15, 2003 the Company converted $1,260,027 in Loans , Notes and accrued interest into 63,001,343 shares of the Company's common stock.

On March 15, 2003 the holders of 6,200,000 Series A preferred shares elected to convert their shares to common stock. As a result cumulative undeclared dividends totaling $1,371,475 became payable on March 15, 2003. Accordingly, the Company issued 11,685,900 shares of common stock in exchange for the 6,200,000 Series A preferred shares and settlement of the dividend liability of $1,371,475 in accordance with the terms of the Series A preferred stock described below.

On March 15, 2003 the holders of 2,510,000 Series B preferred shares elected to convert their shares to common stock. As a result cumulative undeclared dividends totaling $995,550 became payable on March 15, 2003. Accordingly, the Company issued 4,501,100 shares of common stock in exchange for the 2,510,000 Series B preferred shares and settlement of the dividend liability of $995,550 in accordance with the terms of the Series B preferred stock described below.

Effective March 10, 2003, the Company increased the number of authorized shares of common stock from 125,000,000 to 200,000,000 at a par value of $.00025 per share.

Preferred Stock
---------------

The Company authorized for issuance 5,000,000 shares of Preferred Stock at a par value of $.001 per share at December 31, 1997.

Effective August 6, 1998, the Company increased the number of authorized shares of preferred stock from 5,000,000 to 75,000,000 at a par value of $.001 per share.

Series A
--------

Pursuant to a private placement memorandum dated August 10, 1998, the Company offered 50 Series A units at a cost of $50,000 each for a total of $2,500,000. Each unit consisted of 200,000 shares of Series A Preferred stock with a par value of $.001 per share and 200,000 warrants. Each warrant entitles the holder to purchase one share of restricted common stock at $.25 per share. The warrants expired on July 31, 2001. The Series A preferred shares were redeemable by the Company at any time after July 31, 2001 for $.25 per share, plus accrued and unpaid dividends. Dividends accrued cumulatively at the rate of 20% per year but were payable annually in arrears when, as and if declared by the Company's Board of Directors or upon conversion at the election of the holders to shares of common stock. Each Series A preferred share is convertible into one share of restricted common stock and all then accrued and unpaid dividends are convertible into restricted common stock at the conversion price of $.25 per share.

As of March 31, 2003, there are no Series A Preferred shares issued and outstanding.

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

As of March 31, 2003, there are no Series B Preferred shares issued and outstanding.

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements

March 31, 2003
--------------------------------------------------------------------------------
(Unaudited)

--------------------------------------------------------------------------------
NOTE 5:  EMPLOYEE STOCK OPTION PLAN

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

During the year ended December 31, 1999, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 2,000,000 options with an exercise price of $.50 per share of common stock and 1,450,000 options with an exercise price of $1.00 per common share. Selected information regarding the Company's employee stock options as of March 31, 2003 are as follows:

                                                   March 31, 2003
                                           ----------------------------
                                                            Weighted
                                           Number of        average
                                            options      exercise price

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

As of March 31, 2003, outstanding options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 14 years 271 days.


--------------------------------------------------------------------------------
NOTE 6:  RELATED PARTY TRANSACTIONS

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

One director of Intergold Corporation has been contracted by ICI is part of the management team provided to Intergold Corporation and its subsidiary. During the three month period ended March 31, 2003 a total of $30,000 (2002 - $106,000) was incurred to these private companies which are also significant shareholders for managerial, administrative and investor relations services provided to the Company and its subsidiary. During the three month period ended March 31, 2003 these companies paid a total of $13,375 (2002 - $2,500) to this officer and director for services provided to the Company and its subsidiary. In addition, during the three month period ended March 31, 2003, ICI and other shareholders paid expenses on behalf of the Company totaling $11,800 (2002 - $26,260). Interest of $22,024 (2002 - $38,311) was accrued on outstanding advances. Refer to Note 3.

INTERGOLD CORPORATION
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements

March 31, 2003
--------------------------------------------------------------------------------
(Unaudited)

NOTE 7:  INCOME TAXES
--------------------------------------------------------------------------------

The Company has adopted FASB No. 109 for reporting purposes. As of March 31, 2003, the Company had net operating loss carry forwards of approximately $10,875,000 that may be available to reduce future years' income taxable income and will expire between the years 2007 - 2016. Due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.


NOTE 8:  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On March 15, 2003 the Board of Directors authorized the Company to effect a one for 312 Reverse Stock Split of the Company's issued and outstanding shares of Common Stock. Consummation of the Reverse Stock Split will alter the number of issued and outstanding shares of Common Stock, which will be reduced from 156,328,943 shares to 501,068 shares. Management of the Company anticipates that the Information Statement required to effect the change will be circulated to the shareholders of the Company by approximately May 26, 2003 or such later date as determined by Information Statement review currently in progress.

     Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

     During fiscal year 2001, the Company suspended further exploration of the Blackhawk Property due to the existence of multiple breaches of contract by AuRIC Metallurgical Laboratories LLC ("AuRIC") and Dames & Moore under the respective Agreement for Services and the License Agreement and the settlement of the lawsuit against AuRIC and Dames & Moore, as previously reported in the Company's filings. Moreover, the Company deemed the probability of commercial grade gold or silver located in the Blackhawk Property claims to be nil.

Current Business Operations

     As of the date of this Quarterly Report, management of the Company is undertaking research relating to prospective new business endeavors and possible new acquisitions. This research may result in the Company entering into business operations that are not in the minerals exploration field.

     On May 2, 2003, the Board of Directors of the Company caused a preliminary information statement to be filed with the Securities and Exchange Commission (the "Information Statement"), in connection with the taking of corporate action without a meeting upon the written consent of the holders of a majority of the outstanding shares of the Company's common stock. The matters upon which action is proposed to be taken are: (i) to authorize the Board of Directors to effect a reverse stock split of one-for-three hundred twelve (the "Reverse Stock Split") of the Company's outstanding common stock, depending upon a determination by the Board of Directors that a Reverse Stock Split is in the best interests of the Company and its shareholders; (ii) to approve the sale of substantially all of the assets of the Company, which includes approval and authorization of any sale and purchase agreement relating thereto (the "Proposed Sale and Purchase");
(iii) to approve the election of one director to serve as a director of the Company until the next annual meeting of the shareholders or until his successor has been elected and qualified; (iv) to approve a stock option plan for key personnel of the Company (the "Stock Option Plan"); and (v) to ratify the selection of LaBonte & Co. as the Company's independent public accountants for the fiscal year ending December 31, 2003. See "Part II. Other Information. Item
4. Submission of Matters to a Vote of Security Holders."

     Management of the Company anticipates that the Information Statement will be circulated to the shareholders of the Company approximately May 26, 2003 or at such later date as determined by review of the Information Statement currently in progress.

     As of the date of this Quarterly Report, there has been no income realized from the business operations of the Company. The Company's primary source of financing during the prior fiscal years has been from proceeds received by IGCO from (i) the conversion of Series A Preferred shares into shares of the Company's common stock at the redemption price of $0.25 per share; (ii) the conversion of Series B Preferred shares into shares of the Company's common stock at the redemption price of $0.50 per share; and (iii) cash advances provided to the Company as debt. See "Part I. Financial Information. Item 1. Management's Discussion and Analysis of Financial Condition or Plan of Operation
- Plan of Operation" and "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

RESULTS OF OPERATION

     Three-Month Period Ended March 31, 2003 Compared to Three-Month Period Ended March 31, 2002

     The Company's net loss for the three-month period ended March 31, 2003 was approximately ($60,833) compared to a net loss of approximately ($77,078) for the three-month period ended March 31, 2002 (a decrease of $16,245). During the three-month periods ended March 31, 2003 and 2002, the Company recorded no income.

     During the three-month periods ended March 31, 2003 and 2002, the Company did not incur any property exploration expenses as a result of the suspension of any further exploration of the Blackhawk Property. During the three-month period ended March 31, 2003, the Company recorded operating expenses of $60,833 as compared to operating expenses of $77,078 recorded during the three-month period ended March 31, 2002 (a decrease of $16,245).

     During the three-month period ended March 31, 2003, the Company's operating expenses consisted primarily of: (i) $31,917 as general and administrative expenses; (ii) $22,024 as interest expense; and (iii) $6,892 as professional fees. During the three-month period ended March 31, 2002, the Company's operating expenses consisted primarily of: (i) $39,042 as interest expense; (ii) $29,705 as general and administrative expenses; and (iii) $8,331 as interest expense. The decrease in operating expenses during the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 was primarily due to a decrease in interest expense resulting from a decrease in advances payable consisting of cash advances, services, and accrued interest thereon and from related settlement of debt. General and administrative expenses generally include corporate overhead, financial and administrative contracted services and consulting costs.

     Of the $60,833 incurred as operating expenses during the three-month period ended March 31, 2003, an aggregate of $30,000 was incurred payable to Investor Communications International, Inc. ("ICI") for amounts due and owing for operational management, administrative and financial services rendered. During the three-month period ended March 31, 2003, aggregate cash advances of $11,800 were made by ICI and other shareholders to the Company and interest accrued on such outstanding advances in the amount of $22,024. During the three-month period ended March 31, 2003, the Company paid $-0- to ICI towards an aggregate principal amount due of $914,604 due and owing ICI for advances payable. The Company's officer/director, Grant Atkins, is employed by ICI and part of the management team provided by ICI to the Company. During the three-month period ended March 31, 2003, ICI paid an aggregate of $13,375 to Grant Atkins for services provided to the Company and its subsidiary.

     The Company and ICI entered into a two-year consulting services and management agreement dated January 1, 1999 (the "Consulting Services Agreement"), whereby ICI performs a wide range of management, administrative, financial, marketing and public company services including, but not limited to, the following: (i) international business relations and strategy development,
(ii) investor relations and shareholder liaison, (iii) corporate public relations, press release and public information distribution, (iv) property exploration management, including administration of metallurgical development, metallurgical liaison, BLM liaison, engineering company liaison, drilling administration, geologist liaison, mapping, survey and catalogue, geostatistical liaison, environmental research, geological reports compilation and due diligence efforts, (v) administration, including auditor and legal liaison, media liaison, corporate minutebook maintenance and record keeping, corporate secretarial services, printing and production, office and general duties, and
(vi) financial and business planning services, including capital and operating budgeting, banking, bookkeeping, documentation, database records, preparation of financial statements and creation of annual reports. On January 1, 2001, the Company and ICI renewed the Consulting Services Agreement for an additional two-year period. Subsequent to January 1, 2003, the Consulting Services Agreement has been extended on a month-to-month basis.

     As discussed above, the decrease in net loss incurred during the three-month period ended March 31, 2003 compared to the net loss incurred during the three-month period ended March 31, 2002 is attributable primarily to the decrease in interest expense and settlement of debt. The Company's net loss during the three-month period ended March 31, 2003 was approximately ($60,833) or $0.00 per share compared to a net loss of approximately ($77,078) or ($0.00) per share during the three-month period ended March 31, 2002. The weighted average number of shares outstanding were 88,758,716 for the three-month period ended March 31, 2003 and 77,140,600 for the three-month period ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     Three-Month Period Ended March 31, 2003

     As of the three-month period ended March 31, 2003, the Company's current assets were $270 and its current liabilities were $1,237,971, which resulted in a working capital deficit of $1,237,701. As of the three-month period ended March 31, 2003, the Company's total assets were $270 compared to total assets of $227 for fiscal year ended December 31, 2002. As of the three-month period ended March 31, 2003, the Company's total liabilities were $1,237,971 compared to total liabilities of $2,497,122 for fiscal year ended December 31, 2002. This decrease in liabilities from fiscal year ended 2002 was due primarily to (i) a decrease in advances and accrued fees payable from $1,825,888 to $989,800; (ii) a decrease in accrued interest payable from $534,453 to $226,228; (iii) a decrease in accrued Series A warrant redemption payable resulting from conversion from $60,000 to $-0-; and (iv) a decrease in notes payable from $51,890 to $-0-.

     Stockholders' deficit decreased from ($2,496,895) for fiscal year ended December 31, 2002 to ($1,237,701) for the three-month period ended March 31, 2003.

     The Company has not generated positive cash flows from operating activities. For the three-month period ended March 31, 2003, net cash flows used in operating activities was ($11,757) compared to ($90) of net cash flows used in operating activities for the three-month period ended March 31, 2002. The net operating loss of ($60,833) decreased for the three-month period ended March 31, 2003 from a net operating loss of ($77,078) for the three-month period ended March 31, 2002 and changes in working capital assets and liabilities decreased to an aggregate of $49,076 for the three-month period ended March 31, 2003 from an aggregate of $76,988 for the three-month period ended March 31, 2002.

     Net cash flows from investing activities was $-0- for both three-month periods ended March 31, 2003 and 2002.

     Net cash flows from financing activities was $11,800 from advances payable for the three-month period ended March 31, 2003 as compared to $-0- for the three-month period ended March 31, 2002.

PLAN OF OPERATION

     As of the date of this Quarterly Report, there has been no income realized from the business operations of the Company. The Company's primary source of financing during the prior fiscal years has been from proceeds received by IGCO from (i) the conversion of Series A Preferred shares into shares of the Company's common stock at the redemption price of $0.25 per share; (ii) the conversion of Series B Preferred shares into shares of the Company's common stock at the redemption price of $0.50 per share; and (iii) cash advances provided to the Company as debt.

     As of December 31, 2002, there were 6,200,000 Series A Preferred shares issued and outstanding. Each Series A Preferred share is convertible into one share of common stock of the Company and all then accrued and unpaid dividends are convertible into common stock at the conversion price of $0.25 per share. As of December 31, 2002, there were 2,510,000 Series B Preferred shares issued and outstanding. Each Series B Preferred share is convertible into one share of common stock of the Company and all then accrued and unpaid dividends are convertible into common stock at the conversion price of $0.50 per share.

     On March 15, 2003, the Company received conversion notices from all remaining holders of Series A Preferred shares. Based upon the respective conversion notices, the Board of Directors of the Company authorized the issuance of an aggregate 11,685,900 shares of common stock as follows: (i) 6,200,000 shares of common stock for the conversion of 6,200,000 shares of Series A Preferred Stock on a one-to-one basis; and (ii) 5,485,900 shares of common stock for conversion of the accrued and unpaid dividends at the conversion price of $0.25 per share.

     On March 15, 2003, the Company received conversion notices from all remaining holders of Series B Preferred shares. Based upon the respective conversion notices, the Board of Directors of the Company authorized the issuance of an aggregate 4,501,100 shares of common stock as follows: (i) 2,510,000 shares of common stock for the conversion of 2,510,000 shares of Series B Preferred Stock on a one-to-one basis; and (ii) 1,991,000 shares of common stock for conversion of the accrued and unpaid dividends at the conversion price of $0.50 per share.

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

     Material Commitments

     A significant and estimated commitment for the Company for fiscal year 2003 is the principal amount of $989,800 and $226,228 in accrued interest thereon due and owing as advances payable to related parties: (i) $914,604 in aggregate principal due and owing to ICI; (ii) $70,831 in aggregate principal due and owing to a private individual; and (iii) $4,365 in aggregate principal due and owing to the director/officer of the Company. The advances accrue interest at 10% per annum and are due on demand.

OFF-BALANCE SHEET ARRANGEMENTS

     As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM III. CONTROLS AND PROCEDURES

     (a) The Company, under the supervision of the President, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within ninety (90) days of the filing date of this Quarterly Report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's controls subsequent to the evaluation date.

     (b) There were no significant changes in the Company's internal control or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation date.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No report required.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

DEBT SETTLEMENTS

     On March 15, 2003, the Board of Directors of the Company authorized the execution of settlement agreements between the Company and certain creditors of the Company, and the subsequent issuance of 63,001,343 shares of its restricted common stock as follows.

     (a) The Company had incurred a debt inclusive of accrued interest in the aggregate amount of $659,862.25 to Sonanini Holdings Ltd. ("Sonanini") for prior advances made by Sonanini to the Company evidenced by certain promissory notes, advances and accrued interest thereon. Therefore, the Company and Sonanini entered into a settlement agreement dated March 15, 2003 (the "Sonanini Settlement Agreement"). Pursuant to the terms of the Sonanini Settlement Agreement, (i) the Company agreed to settle the $659,862.25 aggregate debt due and owing Sonanini by the issuance of 32,993,113 shares of its restricted common stock at the rate of $0.02 per share (based on the average trading price of $0.013 per share on total volume of 1,382,900 shares of the Company's common stock trading on the OTC Bulletin Board from October 1, 2002 to January 17,
2003); and (ii) Sonanini agreed to accept the issuance of the 32,993,113 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing it as of the date of the Sonanini Settlement Agreement.

     (b) The Company had incurred a debt inclusive of accrued interest in the aggregate amount of $600,164.60 to TriStar Financial Services, Inc. ("TriStar") for (i) prior services rendered by TriStar on behalf of the Company including, but not limited to, financial, administrative and managerial services; and (ii) prior advances made by TriStar to the Company evidenced by certain promissory notes, advances and accrued interest thereon. Therefore, the Company and Tri Star entered into a settlement agreement dated March 15, 2003 (the "TriStar Settlement Agreement"). Pursuant to the terms of the TriStar Settlement Agreement, (i) the Company agreed to settle the $600,164.60 debt due and owing TriStar by the issuance of 30,008,230 shares of its restricted common stock at the rate of $0.02 per share (based on the average trading price of $0.013 per share on total volume of 1,382,900 shares of the Company's common stock trading on the OTC Bulletin Board from October 1, 2002 to January 17, 2003); and (ii) TriStar agreed to accept the issuance of the 30,008,230 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing it as of the date of the TriStar Settlement Agreement.

CONVERSION OF SERIES A AND SERIES B PREFERRED SHARES

     On March 15, 2003, the Board of Directors of the Company received certain conversion notices regarding conversion of Series A Preferred shares and Series B Preferred shares and all then accrued and unpaid dividends into shares of common stock, and authorized the subsequent issuance of 16,187,000 shares of its restricted common stock as follows.

     (a) On March 15, 2003, the Company received conversion notices from all remaining holders of Series A Preferred shares. Based upon the respective conversion notices, the Board of Directors of the Company authorized the issuance of an aggregate 11,685,900 shares of common stock as follows: (i) 6,200,000 shares of common stock for the conversion of 6,200,000 Series A Preferred shares on a one-to-one basis; and (ii) 5,485,900 shares of common stock for conversion of the accrued and unpaid dividends at the conversion price of $0.25 per share.

     (b) On March 15, 2003, the Company received conversion notices from all remaining holders of Series B Preferred shares. Based upon the respective conversion notices, the Board of Directors of the Company authorized the issuance of an aggregate 4,501,100 shares of common stock as follows: (i) 2,510,000 shares of common stock for the conversion of 2,510,000 Series B Preferred shares on a one-to-one basis; and (ii) 1,991,000 shares of common stock for conversion of the accrued and unpaid dividends at the conversion price of $0.50 per share.

     As a result of the issuance of an aggregate 79,188,343 shares of restricted common stock pursuant to the Sonanini Settlement Agreement, the Tri Star Settlement Agreement and conversion of Series A Preferred stock and Series B Preferred stock, there was a change in control of the Company. The following table sets forth the name and address, as of the date of this Quarterly Report, and the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officers and director, and all officers and directors as a group. As of the date of this Quarterly Report, there are 156,058,443 shares of the Company's common stock issued and outstanding.

--------------------------------------------------------------------------------
Title of Class    Name and Address        Amount and Nature         Percent of
                of Beneficial Owner    of Beneficial Ownership       of Class
--------------------------------------------------------------------------------
                                                       (1)
Common Stock    Sonanini Holdings Ltd.         34,226,513              21.89%
                Kartnerring 5-7
                Top 3D, A
                1010 Vienna
                Austria

                                                       (1)
Common Stock    TriStar Financial              31,957,630              20.44%
                  Services Inc.
                435 Martin Street, Suite 2000
                Blaine, Washington 98270

                                                       (1)
Common Stock   Intergold Mining                17,424,300              11.15%
                 Corporation
               3305 W. Spring Mountain Road
               Suite 60
               Las Vegas, Nevada 89102

                                                       (1)
Common Stock   Alexander W. Cox                22,912,400              14.66%
               428 - 755 Burrard Street
               Vancouver, British Columbia
               Canada V6Z 1X6


                                                       (2)
Common Stock   All officers and directors       1,000,000                .64%
                 as a group (1 person)

--------------------------------------------------------------------------------
(1)
     These are restricted shares of common stock.
(2)
     Includes the assumption of the exercise of 1,000,000 options (out of the 3,450,000 stock options granted and outstanding under the terms of the Company's Non-Qualified Stock Option Plan) by the officer/director as option holder pursuant to the terms of the Non-Qualified Stock Option Plan to purchase 500,000 shares of restricted common stock at $0.50 per share and 500,000 shares of restricted common stock at $1.00 per share, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Based upon review of a wide variety of factors considered in connection with its evaluation of the sale of substantially all of the Company's assets, which includes the sale of its wholly-owned subsidiary, International Gold Corporation ("INGC"), the Board of Directors of the Company believes that the sale of substantially all of the Company's assets would be fair to and in the best interests of the Company and its shareholders. The Board of Directors, therefore, authorized and directed the submission of an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement").

     The Information Statement was filed with the Securities and Exchange Commission on May 2, 2003. The Information Statement will be circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of ten (10) or less shareholders holding of record a majority of the outstanding shares of the Company's common stock (the "Written Consent"). The names of the shareholders who will be signing the Written Consent and their respective equity ownership of the Company are as follows: (i) Sonanini Holdings Ltd. holding of record 34,226,513 shares of common stock (21.89%); (ii) TriStar Financial Services Inc. holding of record 31,957,630 shares of common stock (20.44%); and (iii) Alexander Cox holding of record 22,912,400 shares of common stock (14.66%).

     The matters upon which action is proposed to be taken effective June 23, 2003 pursuant to the Written Consent include the: (i) authorization of the Board of Directors to effect a reverse stock split of one-for-three hundred twelve (the "Reverse Stock Split") of the Company's issued and outstanding shares of common stock; (ii) approval of the sale of substantially all of the assets of the Company, which includes approval and authorization of any sale and purchase agreement relating thereto (the "Proposed Sale and Purchase"); (iii) approval of the election of one director to serve as a director of the Company until the next annual meeting of the shareholders or until his successor has been elected and qualified; (iv) approval of a stock option plan for key personnel of the Company (the "Stock Option Plan"); and (v) ratification of the selection of LaBonte & Co. as the Company's independent public accountants for the fiscal year ending December 31, 2003.

     As of the date of this Quarterly Report, the Information Statement has been filed with the Securities and Exchange Commission with the resulting Written Consent to be dated June 23, 2003 approving such corporate actions. The Information Statement will be mailed to all shareholders of the Company by approximately May 26, 2003 or at such later date as determined by review of the Information Statement currently in progress.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

     99.1 Certification Pursuant to 18 U.S.C. Section 1350.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350.

     Reports:

     Report on Form 8-K filed on March 31, 2003 regarding
     Item 1. Changes in Control of Registrant.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INTERGOLD CORPORATION

Dated: May 13, 2003                          By: /s/ Grant Atkins
                                             ---------------------------
                                             Grant Atkins, President and
                                             Chief Executive Officer



Dated: May 13, 2003                          By: /s/ Vaughn Barbon
                                             ---------------------------
                                             Vaughn Barbon
                                             Chief Financial Officer