Form 10KSB/A
period 2002-12-31
INTERGOLD CORP
filed 2003-07-09
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                  Amendment #1

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

                                       8

     During fiscal year ended December 31, 2002, the Company's operating expenses consisted primarily of: (i) $172,528 as interest expense; and (ii) $77,617 as general and administrative expenses. During fiscal year ended December 31, 2001, the Company's operating expenses consisted primarily of: (i) $984,987 as professional fees consisting primarily of legal fees in the approximate amount of $949,994.54 associated with the litigation between the Company, INGC, Geneva, AuRIC, Dames & Moore and other parties, and accounting fees; (ii) $522,442 as general and administrative expenses; and (iii) $136,473 as interest expense. The decrease in general and administrative expenses during fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001 was primarily due to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to exploration and administration of the Blackhawk Property. The decrease in professional fees during fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001 was due primarily to the associated settlement of the litigation between the Company, INGC, Geneva, AuRIC, Dames & Moore and other parties. General and administrative expenses generally include corporate overhead, financial and administrative contracted services and consulting costs.

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

Audit Committee

     As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's annual financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

Name                       Age               Position with the Company
----                       ---               ------------------

Grant Atkins               42                President/Chief Executive Officer/
                                             Secretary/Treasurer/Chief Fiancial
                                             Officer and Director

     The directors and executive officers of the Company's wholly-owned subsidiary, International Gold Corporation ("INGC") are as follows:

Name                       Age               Position with INGC
----                       ---               ------------------

Grant Atkins               44                President/Secretary/Treasurer and
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

                                            INTERGOLD CORPORATION


Dated: July 8, 2003                          By: /s/ GRANT ATKINS
                                             ---------------------------
                                             Grant Atkins
                                             Director, President/Chief Executive
                                             Officer

Dated: July 8, 2003                          By: /s/ GRANT ATKINS
                                             ---------------------------
                                             Grant Atkins
                                             Treasurer/Chief Financial Officer

                                  CERTIFICATION

I, Grant Atkins, certify that:


    1. I have reviewed this annual report on Form 10-KSB of Intergold
    Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15 d-14) for the registrant and have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

    5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                       /s/ GRANT ATKINS
                                       ___________________________
                                           Grant Atkins
                                           President and Chief Executive Officer

Date: July 8, 2003



                                       /s/ GRANT ATKINS
                                       ___________________________
                                           Grant Atkins
                                           Treasurer and Chief Financial Officer

Date: July 8, 2003