Form 10QSB
period 2003-06-30
INTERGOLD CORP
filed 2003-08-13
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

Class                                  Outstanding as of August 11, 2003

Common Stock, $.00025 par value        521,184*

*Total issued and outstanding shares of Common Stock has been reduced in accordance with reverse stock split of one-for-three hundred effected August 8, 2003.

Transitional Small Business Disclosure Format (check one)

     Yes      No  X

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                          2

         INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                        3

         INTERMIN CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY              4

         INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                        5

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION OR PLAN OF OPERATION                                   11

ITEM 3.  CONTROLS AND PROCEDURES                                             16

PART II. OTHER INFORMATION                                                   17

ITEM 1.  LEGAL PROCEEDINGS                                                   17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 19

ITEM 5.  OTHER INFORMATION                                                   21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    21

SIGNATURES                                                                   22

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-----------------------------

                              INTERGOLD CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)





CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                              INTERGOLD CORPORATION
                                          (A Development Stage Company)

                                           CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,    December 31,
                                                                                          2003            2002
                                                                                  ------------    ------------
                                                                                  (Unaudited)
                                                     ASSETS

CURRENT ASSETS
   Cash                                                                           $        138    $        227
                                                                                  ------------    ------------

                                                                                  $        138    $        227
                                                                                  ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                       $    661,838    $    592,061
   Loans payable (Note 3)                                                              393,629       1,258,718
   Notes payable                                                                          --            51,890
   Accrued Series A warrant redemption payable                                            --            60,000
   Accrued interest payable (Note 3)                                                   251,277         534,453
                                                                                  ------------    ------------

                                                                                     1,306,744       2,497,122
                                                                                  ------------    ------------

CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 4)
   Common stock $.00025 par value; 200,000,000 shares authorized
      521,097 (2002 - 257,135) post reverse-split shares issued and outstanding         39,081          19,284
   Preferred stock, $.001 par value; 75,000,000 shares authorized
      Issued and outstanding
      Series A - nil shares (2002 - 6,200,000 shares)                                     --             6,200
      Series B - nil shares (2002 - 2,510,000 shares)                                     --             2,510
   Additional paid-in capital                                                       13,974,004      10,298,039
   Deficit accumulated during the development stage                                (15,319,691)    (12,822,928)
                                                                                  ------------    ------------

                                                                                    (1,306,606)     (2,496,895)
                                                                                  ------------    ------------

                                                                                  $        138    $        227
                                                                                  ============    ============


       The accompanying notes are an integral part of these interim consolidated financial statements.


                                            INTERGOLD CORPORATION
                                        (A Development Stage Company)

                                INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)


                                              Three months     Three months       Six months       Six months    July 26, 1996
                                                ended June       ended June       ended June       ended June   (inception) to
                                                  30, 2003         30, 2002         30, 2003         30, 2002    June 30, 2003
                                             -------------    -------------    -------------    -------------    -------------


REVENUE
   Other income                              $        --      $        --      $        --      $        --      $       1,699
                                             -------------    -------------    -------------    -------------    -------------

EXPENSES
   Mineral property exploration expenses              --               --                                --          5,882,078
   Directors fees                                     --               --               --               --             21,500
   General and administrative                       32,935           23,747           64,852           54,184        4,501,457
   Interest expense                                 25,049           39,618           47,073           77,929          643,804
   Loss on settlement of debt                         --               --               --               --          1,317,540
   Professional fees (recovery)                     10,921          (52,191)          17,813          (43,861)       1,868,904
   Realized loss on sale of available for
       sale investment                                --               --               --               --             20,000
   Gain on settlement of lawsuit                      --               --               --               --         (1,589,224)
                                             -------------    -------------    -------------    -------------    -------------

                                                    68,905           11,174          129,738           88,252       12,666,059
                                             -------------    -------------    -------------    -------------    -------------

NET LOSS FOR THE PERIOD                      $     (68,905)   $     (11,174)   $    (129,738)   $     (88,252)   $ (12,664,360)
                                             =============    =============    =============    =============    =============




BASIC NET LOSS PER SHARE                     $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                             =============    =============    =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                               156,328,943       77,140,600      128,613,023       77,140,600
                                             =============    =============    =============    =============



      The accompanying notes are an integral part of these interim consolidated financial statements.


                                            INTERGOLD CORPORATION
                                        (A Development Stage Company)

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             FOR THE PERIOD DECEMBER 31, 2002 TO JUNE 30, 2003

                                                 (Unaudited)



                                                         Common stock                 Preferred stock
                                                    Shares         Amount         Shares           Amount
                                                 ------------   ------------   ------------    ------------

Balance, December 31, 2002                         77,140,600   $     19,284      8,710,000    $      8,710


20% cumulative dividends payable on
   Conversion of Series A Preferred Stock                --             --             --              --

Expiry of Series A Preferred Stock
   Share Purchase Warrant                                --             --             --              --

Issuance of common stock in settlement of
   Cumulative dividend on converted Series A
    Preferred stock                                 5,485,900          1,371           --              --

Issuance of common stock pursuant to
   Conversion of Series A Preferred stock           6,200,000          1,550     (6,200,000)         (6,200)

20% cumulative dividends payable on
   Conversion of Series B Preferred Stock                --             --             --              --

Issuance of common stock in settlement of
   Cumulative dividend on converted Series B
    Preferred stock                                 1,991,100            498           --              --

Issuance of common stock pursuant to
   Conversion of Series B Preferred stock           2,510,000            628     (2,510,000)         (2,510)

Issuance of common stock in settlement of debt     63,001,343         15,750           --              --


Net Loss, period ended June 30, 2003                     --             --             --              --
                                                 ------------   ------------   ------------    ------------


                                                  156,328,943   $     39,081           --      $       --
                                                 ============   ============   ============    ============

Table continues on following page.


                                     INTERGOLD CORPORATION
                                 (A Development Stage Company)

                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD DECEMBER 31, 2002 TO JUNE 30, 2003

                                          (Unaudited)
                                          (Continued)


                                                                   Deficit
                                                                 Accumulated
                                                 Additional         during
                                                   Paid-in       Development
                                                   Capital          Stage            Total
                                                 ------------    ------------    ------------

Balance, December 31, 2002                       $ 10,298,039    $(12,822,928)   $ (2,496,895)


20% cumulative dividends payable on
   Conversion of Series A Preferred Stock                --        (1,371,475)     (1,371,475)

Expiry of Series A Preferred Stock
   Share Purchase Warrant                              60,000            --            60,000

Issuance of common stock in settlement of
   Cumulative dividend on converted Series A
    Preferred stock                                 1,370,104            --         1,371,475

Issuance of common stock pursuant to
   Conversion of Series A Preferred stock               4,650            --              --

20% cumulative dividends payable on
   Conversion of Series B Preferred Stock                --          (995,550)       (995,550)

Issuance of common stock in settlement of
   Cumulative dividend on converted Series B
    Preferred stock                                   995,052            --           995,550

Issuance of common stock pursuant to
   Conversion of Series B Preferred stock               1,882            --              --

Issuance of common stock in settlement of debt      1,244,277            --         1,260,027


Net Loss, period ended June 30, 2003                     --          (129,738)       (129,738)
                                                 ------------    ------------    ------------


                                                 $ 13,974,004    $(15,319,691)   $ (1,306,606)
                                                 ============    ============    ============


During August 2003, the Company completed a reverse stock split of one for three hundred of the Company's outstanding common stock resulting in a reduction of the then outstanding common stock from 156,328,943 to 521,097. (Refer to Note 4)


The accompanying notes are an integral part of these interim consolidated financial statements.

                                          4 (Continued)

                                                  INTERGOLD CORPORATION
                                              (A Development Stage Company)

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (Unaudited)

                                                                               Six months      Six months   July 26, 1996
                                                                                    ended           ended  (inception) to
                                                                            June 30, 2003   June 30, 2002   June 30, 2003
                                                                             ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                    $   (129,738)   $    (88,252)   $(12,716,991)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Depreciation                                                                     --              --             1,634
  - Loss on disposal of fixed assets                                                 --              --             2,666
  - Loss on settlement of debt                                                       --         1,317,540
  - Gain on settlement of lawsuit                                                    --              --        (1,589,224)
  - Loss on sale of investment                                                       --              --            20,000
  - Non-cash exploration costs                                                       --              --         2,860,000

  - Changes in working capital assets and liabilities
       Notes payable                                                                 --            69,265            --
       Accounts payable                                                             9,776           6,557         639,136
       Accrued interest payable                                                    47,073          77,928         641,111
       Accrued and unpaid fees payable                                             60,000            --           706,600
                                                                             ------------    ------------    ------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                       (12,889)             (3)     (8,117,528)
                                                                             ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of available-for-sale investments                                      --              --          (170,000)
  Equipment purchases                                                                --              --            (4,300)
                                                                             ------------    ------------    ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                          --              --          (174,300)
                                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances payable                                                                 12,800            --         1,731,308
  Sale of common stock                                                               --              --         1,957,658
  Sale of Series A preferred stock                                                   --              --         2,500,000
  Sale of Series B preferred stock                                                   --              --         1,255,000
  Net cash received on settlement of lawsuit                                         --              --           798,000
  Note payable                                                                       --              --            50,000
                                                                             ------------    ------------    ------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                           12,800            --         8,291,166
                                                                             ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                                           (89)             (3)            138

CASH, BEGINNING OF PERIOD                                                             227             127            --
                                                                             ------------    ------------    ------------

CASH, END OF PERIOD                                                          $        138    $        124    $        138
                                                                             ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period the Company issued shares of common stock in settlement of cumulative dividends payable on Series A and
Series B preferred stock and in settlement of debt. (Refer to Note 4).

            The accompanying notes are an integral part of these interim consolidated financial statements.

                                                        5

                             INTERGOLD CORPORATION
                         (A Development Stage Company)
               Notes to Interim Consolidated Financial Statements

                                 June 30, 2003
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 1:  NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company was previously involved in mineral property exploration and development. To date, the Company has not generated significant revenues from operations and has a working capital deficit and a stockholders' deficiency of $1,306,606 at June 30, 2003. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, settling its outstanding debts and on the future development of a new business venture. Advances from certain significant shareholders will form the primary source of short-term funding for the Company during the next twelve months. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

Mineral Properties
The Company's resource property acquisition, exploration and development costs are expensed as incurred. Once the Company has determined that a property can be economically developed, further exploration and development costs are capitalized. The capitalized costs are depleted on a property by property basis over the estimated useful lives of the properties upon commencement of commercial production using the unit-of-production method. Capitalized costs relating to mineral properties which are sold or abandoned are written off when such events occur. The proceeds received from property options granted are applied against the costs of the related property and any excess is included in earnings for the period. The Company reviews the carrying value of resource properties whenever events or changes in circumstances indicate that the carrying value may not be recoverable, at which time a write-down is recorded.

Loss Per Share
As of June 30, 2003, there were 3,450,000 exercisable pre reverse-split options that can be converted into a total of 3,450,000 shares of pre reverse-split common stock. As these options would have an anti-dilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

Financial Instruments
The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

                             INTERGOLD CORPORATION
                         (A Development Stage Company)
               Notes to Interim Consolidated Financial Statements

                                 June 30, 2003
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

                             INTERGOLD CORPORATION
                         (A Development Stage Company)
               Notes to Interim Consolidated Financial Statements

                                 June 30, 2003
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 3:  LOANS AND ACCRUED INTEREST PAYABLE

Loans payable
Loans payable are comprised of cash advances as follows:

                                                      June 30,  December 31,
                                                         2003          2002
                                                   ----------    ----------

     Sonanini Holdings Ltd.                        $     --      $  442,770
     Investor Communications International, Inc.      322,798       309,998
     Tristar Financial Services Ltd.                     --         435,119
     Brent Pierce                                      70,831        70,831
                                                   ----------    ----------

                                                   $  393,629    $1,258,718
                                                   ==========    ==========

Accrued Interest Payable
Loans and certain accounts payable and accrued liabilities bear 10% simple interest and are due on demand. There is $251,277 of interest accrued on these loans and liabilities as of June 30, 2003 (2002 - $439,853). See Note 6 - Related Party Transactions.


NOTE 4:  STOCKHOLDERS' EQUITY

Common Stock
------------

On March 15, 2003 the Company settled $1,260,027 in loans, notes and accrued interest in exchange for the issuance of 210,004 shares of the Company's common stock.

On March 15, 2003 the holders of 6,200,000 Series A preferred shares elected to convert their shares to common stock. As a result cumulative undeclared dividends totaling $1,371,475 became payable on March 15, 2003. Accordingly, the Company issued 38,953 shares of common stock in exchange for the 6,200,000 Series A preferred shares and settlement of the dividend liability of $1,371,475 in accordance with the terms of the Series A preferred stock described below.

On March 15, 2003 the holders of 2,510,000 Series B preferred shares elected to convert their shares to common stock. As a result cumulative undeclared dividends totaling $995,550 became payable on March 15, 2003. Accordingly, the Company issued 15,004 shares of common stock in exchange for the 2,510,000 Series B preferred shares and settlement of the dividend liability of $995,550 in accordance with the terms of the Series B preferred stock described below.

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

Series A
--------

Pursuant to a private placement memorandum dated August 10, 1998, the Company offered 50 Series A units at a cost of $50,000 each for a total of $2,500,000. Each unit consisted of 200,000 shares of Series A Preferred stock with a par value of $.001 per share and 200,000 warrants. Each warrant entitles the holder to purchase one share of restricted common stock at $.25 per share. The warrants expired on July 31, 2001. The Series A preferred shares were redeemable by the Company at any time after July 31, 2001 for $.25 per share, plus accrued and

                             INTERGOLD CORPORATION
                         (A Development Stage Company)
               Notes to Interim Consolidated Financial Statements

                                 June 30, 2003
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 4:  STOCKHOLDERS' EQUITY (cont'd)

unpaid dividends. Dividends accrued cumulatively at the rate of 20% per year but were payable annually in arrears when, as and if declared by the Company's Board of Directors or upon conversion at the election of the holders to shares of common stock. Each Series A preferred share is convertible into one share of restricted common stock and all then accrued and unpaid dividends are convertible into restricted common stock at the conversion price of $.25 per share.

As of June 30, 2003, there are no Series A Preferred shares issued and outstanding.

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

As of June 30, 2003, there are no Series B Preferred shares issued and outstanding.

Reverse Stock Split
Effective August 8, 2003 the Company completed a reverse stock split of one-for-three hundred of the Company's outstanding common stock, resulting in a reduction of the then outstanding common stock from 156,328,943 to 521,097. The par value and the number of authorized but unissued shares of the Company's common stock was not changed as a result of the reverse stock split.

Except for in the Statement of Stockholders' Equity, unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the reverse stock split have been restated to reflect the one-for-three hundred common stock split on a retroactive basis.


NOTE 5:  EMPLOYEE STOCK OPTION PLAN

During 1997, the Company authorized an Non-Qualified Employee Stock Option Plan for employees. The plan authorized the issuance of 2,000,000 pre reverse-split options that can be exercised at $.50 per share of common stock and an additional 2,500,000 pre reverse-split options that can be exercised to purchase shares of common stock at $1.00 per share. All options granted expire December 27, 2017. Shares which may be acquired through the plan may be authorized but unissued shares of common stock or issued shares of common stock held in the Company's treasury. As of June 30, 2003 no stock options under the Non-Qualified SOP have been exercised.

During the fiscal years ended December 31, 1999 and December 31, 2000, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 2,000,000 pre reverse-split options with an exercise price of $.50 per share of common stock and 1,450,000 pre reverse-split options with an exercise price of $1.00 per common share. Selected information regarding the Company's employee stock options as of June 30, 2003 are as follows:

As of August 7, 2003, concurrent with the adoption of a New Stock Option Plan (described below), the Board of Directors of the Company voted to terminate the Non-Qualified SOP and to unilaterally cancel the 3,450,000 pre-reverse-split options as granted. The Board of Directors based its decision regarding cancellation of the stock options on the fact that the Non-Qualified SOP and subsequent grants of stock options were done at a time when management anticipated that the Company would have a viable and ongoing business development venture relating to the mining claims located on the Blackhawk Property. The grantees did not perform the services intended as the gold mining claims did not contain any gold and associated business operations failed. The business venture was subject to litigation (as previously disclosed in regulatory filings) and is no longer being pursued by the Company.

                             INTERGOLD CORPORATION
                         (A Development Stage Company)
               Notes to Interim Consolidated Financial Statements

                                 June 30, 2003
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 5:  EMPLOYEE STOCK OPTION PLAN (cont'd)

                                                     June 30, 2003
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


As of June 30, 2003, outstanding pre reverse-split options have exercise prices ranging from $.50 to $1.00 per share. The weighted average exercise price of all pre reverse-split options outstanding is $.71 per share of common stock and the weighted average remaining contractual life is 14 years 180 days.

New Stock Option Plan
By Directors' Resolution dated March 15, 2003 and effective August 7, 2003, the Company adopted a New Stock Option Plan ("New SOP"). The New SOP shall be deemed effective August 7, 2003. The New SOP provides authority for the Board to grant Options, for the purchase of a total number of shares of the Company's post reverse-split common stock, not to exceed 3,500,000 post reverse-split shares. The option period of options granted under the New SOP shall be up to 10 years and the option price per share shall be no less than the fair market value of a share of common stock on the date of grant of the stock option. As of June 30, 2003 no options have been granted under the New SOP and no options are outstanding.


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

One director of Intergold Corporation has been contracted by ICI as part of the management team provided to Intergold Corporation and its subsidiary. During the six month period ended June 30, 2003 a total of $60,000 (2002 - $53,350) was incurred to this private company which is also significant shareholder for managerial, administrative and investor relations services provided to the Company and its subsidiary. During the six month period ended June 30, 2003 ICI paid a total of $19,625 (2002 - $3,300) to this officer and director for services provided to the Company and its subsidiary. In addition, during the six month period ended June 30, 2003, ICI and other shareholders paid expenses on behalf of the Company totaling $12,800 (2002 - $15,915). As of June 30, 2003 the Company owed ICI a total of $622,805 in accrued management fees payable. Interest of $47,073 (2002 - $77,929) was accrued on outstanding loans and management fees payable. Refer to Note 3.


NOTE 7:  INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of June 30, 2003, the Company had net operating loss carry forwards of approximately $11,000,000 that may be available to reduce future years' income taxable income and will expire between the years 2006 - 2018. Due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

     Intergold Corporation, a Nevada corporation (the "Company") currently trades on the OTC Bulletin Board under the symbol IGCPV. The Company's prior operational business activities were in the business of exploration of gold and precious metals in the United States. The Company's prior operational business activities had been carried out through International Gold Corporation ("INGC"), a private wholly-owned subsidiary of the Company. INGC's primary assets previously consisted of title to a block of 321 contiguous unpatented lode mining claims located in Lincoln County, south-central Idaho (the "Blackhawk Property"). The Company ceases to hold title to all previously held unpatented lode mining claims that comprised the Blackhawk Property.

     During fiscal year 2001 and 2002, the Company suspended further exploration of the Blackhawk Property due to the existence of multiple breaches of contract by AuRIC Metallurgical Laboratories LLC ("AuRIC") and Dames & Moore under the respective Agreement for Services and the License Agreement and the settlement of the lawsuit against AuRIC and Dames & Moore, as previously reported in the Company's filings. Moreover, the Company deemed the probability of commercial grade gold or silver located in the Blackhawk Property claims to be nil.

Current Business Operations

     As of the date of this Quarterly Report, management of the Company is undertaking research relating to prospective new business endeavors and possible new acquisitions. This research may result in the Company entering into business operations that are not in the minerals exploration field.

     On July 14, 2003, the Board of Directors of the Company caused a definitive information statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement"), to be filed with the Securities and Exchange Commission in connection with the taking of corporate action without a meeting upon the written consent of the holders of a majority of the outstanding shares of the Company's common stock. On approximately July 7, 2003, the Information Statement was mailed to shareholders of the Company. The matters upon which action was taken pursuant to shareholder written consent effective August 7, 2003 were: (i) authorization for the Board of Directors to effect a reverse stock split of one-for-three hundred shares of the Company's outstanding common stock (the "Reverse Stock Split"), depending upon a determination by the Board of Directors that a Reverse Stock Split was in the best interests of the Company and its shareholders; (ii) approval of the sale of the Company's subsidiary pursuant to future possible restructuring initiatives, which included approval and authorization of any sale and purchase agreement relating thereto (the "Sale and Purchase"); (iii) approval of the election of one director to serve as a director of the Company until the next annual meeting of the shareholders or until his successor has been elected and qualified; (iv) approval of a stock option plan for key personnel of the Company (the "Stock Option Plan"); and (v) ratification of the selection of LaBonte & Co. as the Company's independent public accountants for the fiscal year ending December 31, 2003. See "Part II. Other Information. Item 4. Submission of Matters to a Vote of Security Holders."

Sale and Purchase

     As of the date of this Quarterly Report, the Company's wholly-owned subsidiary, INCG, is deemed to be a non-functioning entity. INGC does not have any assets and its net book value is $-0-. The Board of Directors of the Company determined that obtaining shareholder approval of the potential sale of INGC would be prudent. Therefore, the shareholders pursuant to the Written Consent authorized and approved the sale of the Company's subsidiary pursuant to future possible restructuring initiatives, which included approval and authorization of any sale and purchase agreement relating thereto (the "Sale and Purchase").

     The Board of Directors believes that the potential sale of INGC would be prudent and in the best interests of the shareholders based upon: (i) the current existence of INGC is as an unproductive subsidiary of the Company with no book value; (ii) the continued existence of INGC as the Company's subsidiary presents no value but rather a liability in regards to potential future operational business prospects and acquisitions; (iii) the current corporate structure of the Company, which includes INGC, may present operational and structural problems in regards to potential future operational business prospects and acquisitions; and (iv) the future ability to easily and quickly restructure the Company's corporate organization if deemed necessary due to contractual provisions in regards to potential future operational business prospects and acquisitions.

     Although the Company believes that the sale of INGC provides no monetary value to any prospective purchaser and may be difficult to consummate, the Sale and Purchase is expected to provide for the sale by the Company of all of the issued and outstanding shares of common stock of INGC held by the Company. It is expected that the Sale and Purchase will contain various customary representations and warranties made by the Company and the proposed purchaser. These are expected to include, among other things, representations and warranties relating to (i) the execution and enforceability of any agreement relating to the Sale and Purchase; (ii) the financial statements and other financial and related information; (iii) the absence of undisclosed liabilities; and (iv) the absence of undisclosed material changes relating to INGC.

     As of the date of this Quarterly Report, management of the Company has not engaged in any material negotiations with a third-party purchaser regarding INGC.

     As of the date of this Quarterly Report, there has been no income realized from the business operations of the Company. The Company's primary source of financing during the prior fiscal years has been from proceeds received by the Company from (i) the conversion of Series A Preferred shares into shares of the Company's common stock at the redemption price of $0.25 per share; (ii) the conversion of Series B Preferred shares into shares of the Company's common stock at the redemption price of $0.50 per share; and (iii) advances provided to the Company as debt. See "Part I. Financial Information. Item 1. Management's Discussion and Analysis of Financial Condition or Plan of Operation - Plan of Operation" and "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2003 Compared to Six-Month Period Ended June 30, 2002

     The Company's net loss for the six-month period ended June 30, 2003 was approximately ($129,738) compared to a net loss of approximately ($88,252) for the six-month period ended June 30, 2002 (an increase of $41,486). During the six-month periods ended June 30, 2003 and 2002, the Company recorded no income.

     During the six-month periods ended June 30, 2003 and 2002, the Company did not incur any property exploration expenses as a result of the suspension of any further exploration of the Blackhawk Property. During the six-month period ended June 30, 2003, the Company recorded operating expenses of $129,738 as compared to operating expenses of $132,113 recorded during the six-month period ended June 30, 2002, which operating expenses were offset by recovery of professional fees of $43,861 resulting in the net loss of ($88,252).

     During the six-month period ended June 30, 2003, the Company's operating expenses consisted primarily of: (i) $64,852 as general and administrative expenses; (ii) $47,073 as interest expense; and (iii) $17,813 as professional fees. During the six-month period ended June 30, 2002, the Company's operating expenses consisted primarily of: (i) $77,929 as interest expense; and (ii) $54,184 as general and administrative expenses. The decrease in operating expenses during the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002 was primarily due to a decrease in interest expense resulting from a decrease in advances payable consisting of cash advances, services and accrued interest thereon and from related settlement of debt. General and administrative expenses generally include corporate overhead, financial and administrative contracted services and consulting costs.

     Of the $129,738 incurred as operating expenses during the six-month period ended June 30, 2003, an aggregate of $60,000 was incurred payable to Investor Communications International, Inc. ("ICI") for amounts due and owing for operational management, administrative and financial services rendered. During the six-month period ended June 30, 2003, aggregate cash advances of $12,800 were made by ICI and other shareholders to the Company and interest accrued on such outstanding advances in the amount of $47,073. During the six-month period ended June 30, 2003, the Company paid $-0- to ICI towards an aggregate principal amount due of $945,603 due and owing ICI for as advances payable. The Company's officer/director, Grant Atkins, is employed by ICI and part of the management team provided by ICI to the Company. During the six-month period ended June 30, 2003, ICI paid an aggregate of $19,625 to Grant Atkins for services provided to the Company and its subsidiary.

     The Company and ICI entered into a two-year consulting services and management agreement dated January 1, 1999 (the "Consulting Services Agreement"), whereby ICI performs a wide range of management, administrative, financial, marketing and public company services including, but not limited to, the following: (i) international business relations and strategy development,
(ii) shareholder liaison, (iii) corporate public relations, press release and public information distribution, (iv) property exploration management, including administration of metallurgical development, metallurgical liaison, BLM liaison, engineering company liaison, drilling administration, geologist liaison, mapping, survey and catalogue, geostatistical liaison, environmental research, geological reports compilation and due diligence efforts, (v) administration, including auditor and legal liaison, media liaison, corporate minutebook maintenance and record keeping, corporate secretarial services, printing and production, office and general duties, and (vi) financial and business planning services, including capital and operating budgeting, banking, bookkeeping, documentation, database records, preparation of financial statements and creation of annual reports. On January 1, 2001, the Company and ICI renewed the Consulting Services Agreement for an additional two-year period. Subsequent to January 1, 2003, the Consulting Services Agreement has been extended on a month-to-month basis.

     As discussed above, the increase in net loss incurred during the six-month period ended June 30, 2003 compared to the net loss incurred during the six-month period ended June 30, 2002 is attributable primarily to the recovery of professional fees of $43,861 recorded during the six-month period ended June 30, 2002. The Company's net loss during the six-month period ended June 30, 2003 was approximately ($129,738) or $0.00 per share compared to a net loss of approximately ($88,252) or ($0.00) per share during the six-month period ended June 30, 2002. The weighted average number of shares outstanding were 128,613,023 for the six-month period ended June 30, 2003 and 77,140,600 for the six-month period ended June 30, 2002.

Three-Month Period Ended June 30, 2003 Compared to Three-Month Period Ended June 30, 2002

     The Company's net loss for the three-month period ended June 30, 2003 was approximately ($68,905) compared to a net loss of approximately ($11,174) for the three-month period ended June 30, 2002 (an increase of $57,731). During the three-month periods ended June 30, 2003 and 2002, the Company recorded no income.

     During the three-month periods ended June 30, 2003 and 2002, the Company did not incur any property exploration expenses as a result of the suspension of any further exploration of the Blackhawk Property. During the three-month period ended June 30, 2003, the Company recorded operating expenses of $68,905 as compared to operating expenses of $63,365 recorded during the three-month period ended June 30, 2002, which operating expenses were offset by recovery of professional fees of $52,191 resulting in the net loss of ($11,174).

     During the three-month period ended June 30, 2003, the Company's operating expenses consisted primarily of: (i) $32,935 as general and administrative expenses; (ii) $25,049 as interest expense; and (iii) $10,921 as professional fees. During the three-month period ended June 30, 2002, the Company's operating expenses consisted primarily of: (i) $39,618 as interest expense; and (ii) $23,747 as general and administrative expenses. The increase in operating expenses during the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 was primarily due to an increase in general and administrative expenses of approximately $9,188 and the incurrence of professional fees of $10,921.

     As discussed above, the increase in net loss incurred during the three-month period ended June 30, 2003 compared to the net loss incurred during the three-month period ended June 30, 2002 is attributable primarily to the increase in general and administrative expenses during the three-month period ended June 30, 2003 and the recovery of professional fees of $52,191 recorded during the three-month period ended June 30, 2002. The Company's net loss during the three-month period ended June 30, 2003 was approximately ($68,905) or $0.00 per share compared to a net loss of approximately ($11,174) or ($0.00) per share during the three-month period ended June 30, 2002. The weighted average number of shares outstanding were 156,328,943 for the three-month period ended June 30, 2003 and 77,140,600 for the three-month period ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Six-Month Period Ended June 30, 2003

     As of the six-month period ended June 30, 2003, the Company's current assets were $138 and its current liabilities were $1,306,744, which resulted in a working capital deficit of $1,306,606. As of the six-month period ended June 30, 2003, the Company's total assets were $138 compared to total assets of $227 for fiscal year ended December 31, 2002. This decrease in total assets from fiscal year ended 2002 was primarily due to an decrease in cash. As of the six-month period ended June 30, 2003, the Company's total liabilities were $1,306,744 compared to total liabilities of $2,497,122 for fiscal year ended December 31, 2002. This decrease in liabilities from fiscal year ended 2002 was due primarily to (i) a decrease in loans payable from $1,258,718 to $393,629;
(ii) a decrease in accrued interest payable from $534,453 to $251,277; (iii) a decrease in accrued Series A warrant redemption payable resulting from conversion from $60,000 to $-0-; and (iv) a decrease in notes payable from $51,890 to $-0-.

     Stockholders' deficit decreased from ($2,496,895) for fiscal year ended December 31, 2002 to ($1,306,606) for the six-month period ended June 30, 2003.

     The Company has not generated positive cash flows from operating activities. For the six-month period ended June 30, 2003, net cash flows used in operating activities was ($12,889) compared to ($3) of net cash flows used in operating activities for the six-month period ended June 30, 2002. The net operating loss of ($129,738) increased for the six-month period ended June 30, 2003 from a net operating loss of ($88,252) for the six-month period ended June 30, 2002 and changes in working capital assets and liabilities decreased to an aggregate of $116,849 for the six-month period ended June 30, 2003 from an aggregate of $153,750 for the six-month period ended June 30, 2002.

     Net cash flows from investing activities was $-0- for both six-month periods ended June 30, 2003 and 2002.

     Net cash flows from financing activities was $12,800 from advances payable for the six-month period ended June 30, 2003 as compared to $-0- for the six-month period ended June 30, 2002.

PLAN OF OPERATION

     As of the date of this Quarterly Report, there has been no income realized from the business operations of the Company. The Company's primary source of financing during the prior fiscal years has been from proceeds received by the Company from (i) the conversion of Series A Preferred shares into shares of the Company's common stock at the redemption price of $0.25 per share; (ii) the conversion of Series B Preferred shares into shares of the Company's common stock at the redemption price of $0.50 per share; and (iii) advances provided to the Company as debt.

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

     On March 15, 2003, the Company received conversion notices from all remaining holders of Series A Preferred shares. Based upon the respective conversion notices, the Board of Directors of the Company authorized the issuance of an aggregate 11,685,900 shares of common stock (pre-Reverse Stock Split) as follows: (i) 6,200,000 shares of common stock for the conversion of 6,200,000 shares of Series A Preferred Stock on a one-to-one basis; and (ii) 5,485,900 shares of common stock for conversion of the accrued and unpaid dividends at the conversion price of $0.25 per share.

     On March 15, 2003, the Company received conversion notices from all remaining holders of Series B Preferred shares. Based upon the respective conversion notices, the Board of Directors of the Company authorized the issuance of an aggregate 4,501,100 shares of common stock (pre-Reverse Stock Split) as follows: (i) 2,510,000 shares of common stock for the conversion of 2,510,000 shares of Series B Preferred Stock on a one-to-one basis; and (ii) 1,991,000 shares of common stock for conversion of the accrued and unpaid dividends at the conversion price of $0.50 per share.

Funding

     Current management of the Company anticipates a possible increase in operating expenses in order to successfully research and identify new business endeavors. The Company may finance these expenses with further issuances of common stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next six months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict the Company's business operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

     As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

DEBT SETTLEMENTS

     On March 15, 2003, the Board of Directors of the Company authorized the execution of settlement agreements between the Company and certain creditors of the Company, and the subsequent issuance of 63,001,343 shares of its restricted common stock (pre-Reverse Stock Split) as follows.

     (a) The Company had incurred a debt inclusive of accrued interest in the aggregate amount of $659,862.25 to Sonanini Holdings Ltd. ("Sonanini") for prior advances made by Sonanini to the Company evidenced by certain promissory notes and accrued interest thereon. Therefore, the Company and Sonanini entered into a settlement agreement dated March 25, 2003 (the "Sonanini Settlement Agreement"). Pursuant to the terms of the Sonanini Settlement Agreement, (i) the Company agreed to settle the $659,862.25 aggregate debt due and owing to Sonanini by the issuance of 32,993,113 shares of its restricted common stock at the rate of $0.02 per share (based on the average trading price of $0.013 per share on total volume of 1,382,900 shares of the Company's common stock trading on the OTC Bulletin Board from October 1, 2002 to January 17, 2003); and (ii) Sonanini agreed to accept the issuance of the 32,993,113 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing it as of the date of the Sonanini Settlement Agreement.

     (b) The Company had incurred a debt inclusive of accrued interest in the aggregate amount of $600,164.60 to TriStar Financial Services, Inc. ("TriStar") for (i) prior services rendered by TriStar on behalf of the Company including, but not limited to, financial, administrative and managerial; and (ii) prior advances made by TriStar to the Company evidenced by certain promissory notes and accrued interest thereon. Therefore, the Company and Tri Star entered into a settlement agreement dated March 25, 2003 (the "TriStar Settlement Agreement"). Pursuant to the terms of the TriStar Settlement Agreement, (i) the Company agreed to settle the $600,164.60 debt due and owing TriStar by the issuance of 30,008,230 shares of its restricted common stock at the rate of $0.02 per share (based on the average trading price of $0.013 per share on total volume of 1,382,900 shares of the Company's common stock trading on the OTC Bulletin Board from October 1, 2002 to January 17, 2003); and (ii) TriStar agreed to accept the issuance of the 30,008,230 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing it as of the date of the TriStar Settlement Agreement.

CONVERSION OF SERIES A AND SERIES B PREFERRED SHARES

     On March 15, 2003, the Board of Directors of the Company received certain conversion notices regarding conversion of Series A Preferred shares and Series B Preferred shares and all then accrued and unpaid dividends into shares of common stock, and authorized the subsequent issuance of 16,187,000 shares of its restricted common stock (pre-Reverse Stock Split) as follows.

     (a) On March 15, 2003, the Company received conversion notices from certain holders of Series A Preferred shares. Based upon the respective conversion notices, the Board of Directors of the Company authorized the issuance of an aggregate 11,685,900 shares of common stock (pre-Reverse Stock Split) as follows: (i) 6,200,000 shares of common stock for the conversion of 6,200,000 Series A Preferred shares on a one-to-one basis; and (ii) 5,485,900 shares of common stock for conversion of the accrued and unpaid dividends at the conversion price of $0.25 per share.

     (b) On March 15, 2003, the Company received conversion notices from certain holders of Series B Preferred shares. Based upon the respective conversion notices, the Board of Directors of the Company authorized the issuance of an aggregate 4,501,100 shares of common stock (pre-Reverse Stock Split) as follows:
(i) 2,510,000 shares of common stock for the conversion of 2,510,000 Series B Preferred shares on a one-to-one basis; and (ii) 1,991,000 shares of common stock for conversion of the accrued and unpaid dividends at the conversion price of $0.50 per share.

REVERSE STOCK SPLIT

     The Board of Directors of the Company and the shareholders pursuant to the Written Consent authorized and approved a reverse stock split of one-for-three hundred of the Company's issued and outstanding shares of common stock (the "Reverse Stock Split").

     The Reverse Stock Split was effectuated based on market conditions and upon a determination by the Board of Directors that the Reverse Stock Split was in the best interests of the Company and the shareholders. In the Board's judgment the Reverse Stock Split would result in the greatest marketability of the common stock based upon prevailing market conditions and the likely effect on the market price of the Common Stock and other relevant factors. The intent of the Reverse Stock Split is to increase the marketability of the Company's common stock.

     The Reverse Stock Split was effectuated on August 8, 2003 (the "Effective Date") upon filing the appropriate documentation with NASDAQ. The Reverse Stock Split reduced the Company's issued and outstanding shares of common stock from 156,328,943 to approximately 521,184 shares of common stock. The common stock will continue to be $0.00025 par value.

     As a result of the issuance of an aggregate 79,188,343 shares of restricted common stock (pre-Reverse Stock Split) pursuant to the Sonanini Settlement Agreement, the Tri Star Settlement Agreement and conversion of Series A Preferred stock and Series B Preferred stock, there was a change in control of the Company. The following table sets forth the name and address, as of the date of this Quarterly Report, and the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officers and director, and all officers and directors as a group. As of the date of this Quarterly Report, there are 521,097 shares of the Company's common stock issued and outstanding.

--------------------------------------------------------------------------------
Title of Class    Name and Address        Amount and Nature        Percent of
                of Beneficial Owner    of Beneficial Ownership      of Class
--------------------------------------------------------------------------------
                                                       (1)
Common Stock   Sonanini Holdings Ltd.           114,089              21.89%
               1006 - 100 Park Royal
               Vancouver, British Columbia
               Canada V7T 1A2

                                                       (1)
Common Stock   TriStar Financial                106,526              20.44%
                 Services Inc.
               435 Martin Street, Suite 2000
               Blaine, Washington 98270

                                                       (1)
Common Stock   Intergold Mining                  58,081              11.14%
                 Corporation
               3305 W. Spring Mountain Road
               Suite 60
               Las Vegas, Nevada 89102

                                                       (1)
Common Stock   Alexander W. Cox                  76,375              14.65%
               428 - 755 Burrard Street
               Vancouver, British Columbia
               Canada V6Z 1X6


Common Stock   All officers and directors           -0-                  0%
                 as a group (1 person)

--------------------------------------------------------------------------------
(1)
  These are restricted shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Based upon review of a wide variety of factors considered in connection with evaluation of the Sale and Purchase and the Reverse Stock Split and the Board of Directors' determination that such actions would be fair to and in the best interests of the Company and its shareholders, the Board of Directors authorized and directed the submission of an Information Statement pursuant to
Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement").

     The preliminary Information Statement was filed with the Securities and Exchange Commission on May 2, 2003 and the definitive Information Statement was filed on July 14, 2003. The Information Statement was circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of ten (10) or less shareholders holding of record a majority of the outstanding shares of the Company's common stock (the "Written Consent"). As of June 10, 2003, (the "Record Date"), there were 156,128,943 shares of the Company's common stock issued and outstanding. The names of the shareholders who signed the Written Consent and their respective equity ownership of the Company as of the Record Date are as follows:
(i) Sonanini Holdings Ltd. holding of record 34,226,513 shares of common stock (21.89%); (ii) TriStar Financial Services Inc. holding of record 31,957,630 shares of common stock (20.44%); and (iii) Alexander W. Cox holding of record 22,912,400 shares of common stock (14.66%).

     The matters upon which action was taken effective August 7, 2003 pursuant to the Written Consent include the: (i) authorization of the Board of Directors to effect a reverse stock split of one-for-three hundred (the "Reverse Stock Split") of the Company's issued and outstanding shares of common stock; (ii) approval of the sale of the Company's subsidiary pursuant to future possible restructuring initiatives, which included approval and authorization of any sale and purchase agreement relating thereto (the "Sale and Purchase"); (iii) approval of the election of Grant R. Atkins to serve as a director of the Company until the next annual meeting of the shareholders or until his successor has been elected and qualified; (iv) approval of a stock option plan for key personnel of the Company (the "Stock Option Plan"); and (v) ratification of the selection of LaBonte & Co. as the Company's independent public accountants for the fiscal year ending December 31, 2003.

Stock Option Plan

     On March 15, 2003, the Board of Directors of the Company unanimously approved and adopted a stock option plan (the "Stock Option Plan"), which is attached hereto as an exhibit. The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

     The Stock Option Plan is to be administered by the Board of Directors of the Company, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of common stock of the Company, not to exceed 3,500,000 post-Reverse Stock Split shares as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan the Board of Directors shall fix and determine the exercise price at which shares of common stock of the Company may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to the Company.

     In the event an optionee who is a director or officer of the Company ceases to serve in that position, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event an optionee who is an employee or consultant of the Company ceases to be employed by the Company, any Stock Option held by such optionee generally may be exercisable within up to sixty (60) calendar days (or up to thirty (30) calendar days where the optionee provided only investor relations services to the Company) after the effective date that his employment ceases, and after such 60- or 30-day period any unexercised Stock Option shall expire.

     No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period of ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

     The exercise price of a Stock Option granted pursuant to the Stock Option Plan shall be paid in cash or certified funds upon exercise of the option.

     Incentive Stock Options

     The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key personnel of the Company who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be no less than fair market value of a share of common stock on the date of grant of the Incentive Stock Option. In accordance with the terms of the Stock Option Plan, "fair market value" of the Incentive Stock Option as of any date shall not be less than the closing price for the shares of common stock on the last trading day preceding the date of grant. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

     As of the date of this Quarterly Report, no Stock Options nor Incentive Stock Options have been granted. The Company may cause to be filed with the Securities and Exchange Commission registration statements on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans". An S-8 registration statement may become effective registering Stock Options under the Stock Option Plan in the amount of 3,500,000 shares at $0.50 per share. Upon approval by the shareholders of the Stock Option Plan, the Board of Directors will be authorized, without further shareholder approval, to grant such options from time to time to acquire up to an aggregate of 3,500,000 shares of the Company's restricted common stock.

Previous Non-Qualified Stock Option Plan

     During 1997, the Board of Directors of the Company authorized a Non-Qualified Stock Option Plan (the "Non-Qualified SOP"). The Non-Qualified SOP authorized the issuance of 2,000,000 stock options that can be exercised at $.50 per share of common stock and an additional 2,500,000 stock options that can be exercised to purchase shares of common stock at $1.00 per share. All stock options granted expire December 27, 2017. Shares which may be acquired through the Non-Qualified SOP may be authorized but unissued shares of common stock or issued shares of common stock held in the Company's treasury.

     During fiscal years ended 1999 and 2000, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and significant consultants. As of the date of this Quarterly Report, there are 11,500 stock options (3,450,000 pre-Reverse Stock Split) granted and outstanding which are exercisable into 11,500 shares of common stock (3,450,000 pre-Reverse Stock Split). As of the date of this Quarterly Report, no stock options under the Non-Qualified SOP have been exercised.

     Subsequent to June 30, 2003, and as of the date of this Quarterly Report, the Board of Directors of the Company voted to terminate the Non-Qualified SOP and to unilaterally cancel the 11,500 stock options (3,450,000 pre-Reverse Stock Split) as granted. The Board of Directors based its decision regarding cancellation of the stock options on the fact that the Non-Qualified SOP and subsequent grants of stock options were done at a time when management anticipated that the Company would have a viable and ongoing business development venture relating to the mining claims located on the Blackhawk Property. The grantees did not perform the services intended as the gold mining claims did not contain any gold and associated business operations failed. The business venture was subject to litigation (as previously disclosed in regulatory filings) and is no longer being pursued by the Company.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

     10.1 Stock Option Plan.
     99.1 Certifications Pursuant to 18 U.S.C. Section 1350.

     Reports:

     Report on Form 8-K filed on March 31, 2003 regarding
     Item 1. Changes in Control of Registrant.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INTERGOLD CORPORATION

Dated: August 11, 2003                       By: /s/ Grant Atkins
                                             --------------------
                                             Grant Atkins, President and
                                             Chief Executive Officer


Dated: August 11, 2003                       By: /s/ Vaughn Barbon
                                             ---------------------
                                             Vaughn Barbon, Chief Financial
                                             Officer

                       LETTERHEAD OF INTERGOLD CORPORATION


                                  CERTIFICATION

I, Grant Atkins, certify that:

1. I have reviewed and read this Quarterly Report on Form 10-QSB of Intergold Corporation (the "Company");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its subsidiary, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     (c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and board of directors performing the equivalent functions of an audit committee:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Grant Atkins
                                            ----------------
                                            Grant Atkins, President and Chief
                                            Executive Officer

                       LETTERHEAD OF INTERGOLD CORPORATION


                                  CERTIFICATION

I, Vaughn Barbon, certify that:

1. I have reviewed and read this Quarterly Report on Form 10-QSB of Intergold Corporation (the "Company");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its subsidiary, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     (c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and board of directors performing the equivalent functions of an audit committee:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ Vaughn Barbon
                                          -----------------
                                          Vaughn Barbon, Chief Financial Officer