Form 10QSB
period 2003-09-30
INTERGOLD CORP
filed 2003-11-14
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                         Commission file number 0-25455

                              INTERGOLD CORPORATION
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                88-0365453
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                          435 Martin Street, Suite 2000
                            Blaine, Washington 98230
                    ________________________________________
                    (Address of Principal Executive Offices)

                   (360) 332-1354 (Issuer's telephone number)

                                       n/a
              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                     Outstanding as of November 11, 2003
             _____                     ___________________________________

Common Stock, $.00025 par value                     521,184*

*Total issued and outstanding shares of Common Stock has been reduced in accordance with reverse stock split of one-for-three hundred effected August 8, 2003.

Transitional Small Business Disclosure Format (check one)

     Yes [ ]     No [X]

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

ITEM 3.  CONTROLS AND PROCEDURES

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS













                              INTERGOLD CORPORATION
                          (A Development Stage Company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)

















CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                              INTERGOLD CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,     December 31,
                                                                                             2003             2002
__________________________________________________________________________________________________________________
                                                                                     (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash                                                                              $       819      $       227
__________________________________________________________________________________________________________________

                                                                                     $       819      $       227
==================================================================================================================


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                          $   674,146      $   592,061
   Loans payable (Note 3)                                                                418,195        1,258,718
   Notes payable                                                                               -           51,890
   Accrued Series A warrant redemption payable                                                 -           60,000
   Accrued interest payable (Note 3)                                                     277,693          534,453
__________________________________________________________________________________________________________________

                                                                                       1,370,034        2,497,122
__________________________________________________________________________________________________________________

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 4)
   Common stock $.00025 par value; 200,000,000 shares authorized
      521,184 (2002 - 257,135) post reverse-split shares issued and outstanding           39,081           19,284
   Preferred stock, $.001 par value; 75,000,000 shares authorized
      Issued and outstanding
      Series A - nil shares (2002 - 6,200,000 shares)                                          -            6,200
      Series B - nil shares (2002 - 2,510,000 shares)                                          -            2,510
   Additional paid-in capital                                                         13,974,004       10,298,039
   Deficit accumulated during the development stage                                  (15,382,300)     (12,822,928)
__________________________________________________________________________________________________________________


                                                                                      (1,369,215)      (2,496,895)
__________________________________________________________________________________________________________________

                                                                                     $       819      $       227
==================================================================================================================


The accompanying notes are an integral part of these interim consolidated financial statements.




                              INTERGOLD CORPORATION
                          (A Development Stage Company)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three months     Three months     Nine months     Nine months     July 26, 1996
                                               ended Sept.      ended Sept.      ended Sept.     ended Sept.     (inception) to
                                                 30, 2003         30, 2002         30, 2003        30, 2002      Sept 30, 2003
______________________________________________________________________________________________________________________________

REVENUE
   Other income                                 $      -         $      -         $       -       $        -      $      1,699
______________________________________________________________________________________________________________________________

EXPENSES
   Mineral property exploration expenses               -                -                                  -         5,882,078
   Directors fees                                      -                -                 -                -            21,500
   General and administrative                     32,198           25,945            97,050           80,130         4,533,655
   Interest expense                               26,416           46,345            73,489          124,274           670,220
   Loss on settlement of debt                          -                -                 -                -         1,317,540
   Professional fees (recovery)                    3,995            6,382            21,808          (37,479)        1,872,899
   Realized loss on sale of available for
       sale investment                                 -                -                 -                -            20,000
   Gain on settlement of lawsuit                       -                -                 -                -        (1,589,224)
______________________________________________________________________________________________________________________________
                                                  62,609           78,762           192,347          166,925        12,728,668
______________________________________________________________________________________________________________________________
NET LOSS FOR THE PERIOD                         $(62,609)        $(78,672)        $(192,347)      $ (166,925)     $(12,728,668)
==============================================================================================================================



BASIC NET LOSS PER SHARE                        $  (0.14)        $  (0.31)        $   (0.45)      $    (0.65)
============================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       449,827          257,135           428,711          257,135
============================================================================================================


The accompanying notes are an integral part of these interim consolidated financial statements.




                              INTERGOLD CORPORATION
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             FOR THE PERIOD DECEMBER 31, 2002 TO SEPTEMBER 30, 2003

                                   (UNAUDITED)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                        Additional      during
                                            Common stock           Preferred stock       Paid-in      Development
                                          Shares       Amount      Shares      Amount    Capital         Stage          Total
                                       ____________   ________   __________   _______   ___________   ___________     ___________

Balance, December 31, 2002               77,140,600   $ 19,284    8,710,000   $ 8,710   $10,298,039   $(12,822,928)   $(2,496,895)


20% cumulative dividends payable on
   Conversion of Series A Preferred
   Stock                                          -          -            -         -             -     (1,371,475)    (1,371,475)

Expiry of Series A Preferred Stock
   Share Purchase Warrant                         -          -            -         -        60,000              -         60,000

Issuance of common stock in
settlement of Cumulative dividend on
converted Series A Preferred stock        5,485,900      1,371            -         -     1,370,104              -      1,371,475

Issuance of common stock pursuant to
   Conversion of Series A Preferred
   stock                                  6,200,000      1,550   (6,200,000)   (6,200)        4,650              -              -

20% cumulative dividends payable on
   Conversion of Series B Preferred
   Stock                                          -          -            -         -             -       (995,550)      (995,550)

Issuance of common stock in settlement
   of Cumulative dividend on converted
   Series B Preferred stock               1,991,100        498            -         -       995,052              -        995,550

Issuance of common stock pursuant to
   Conversion of Series B Preferred
   stock                                  2,510,000        628   (2,510,000)   (2,510)        1,882              -              -

Issuance of common stock in
   settlement of debt                    63,001,343     15,750            -         -     1,244,277              -      1,260,027
                                       __________________________________________________________________________________________

Balance before reverse stock split      156,328,943     39,081            -         -    13,974,004    (15,189,953)    (1,176,868)

300:1 reverse stock split, August 8,
   2003                                (155,807,759)         -            -         -             -              -              -

Net Loss, period ended Sept. 30, 2003             -          -            -         -             -       (192,347)      (192,347)
                                       __________________________________________________________________________________________
                                            521,184   $ 39,081            -   $     -   $13,974,004   $(15,382,300)   $(1,369,215)
                                       ==========================================================================================


The accompanying notes are an integral part of these interim consolidated financial statements.




                              INTERGOLD CORPORATION
                          (A Development Stage Company)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    Nine months       Nine months     July 26, 1996
                                                                          ended             ended    (inception) to
                                                                 Sept  30, 2003    Sept  30, 2002     Sept 30, 2003
___________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                          $(192,347)        $(166,925)       $(12,779,600)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
  - Depreciation                                                           -                 -               1,634
  - Loss on disposal of fixed assets                                       -                 -               2,666
  - (Gain) loss on expense recoveries and settlement of debt                           (65,501)          1,317,540
  - Gain on settlement of lawsuit                                          -                 -          (1,589,224)
  - Loss on sale of investment                                             -                 -              20,000
  - Non-cash exploration costs                                             -                 -           2,860,000
  - Changes in working capital assets and liabilities
       Notes payable                                                       -           103,597                   -
       Accounts payable                                               (3,550)            4,561             625,810
       Accrued interest payable                                       73,489           124,274             667,527
       Accrued and unpaid fees payable                                90,000                 -             736,600
__________________________________________________________________________________________________________________

NET CASH FLOWS FROM (USED IN)
OPERATING ACTIVITIES                                                 (32,408)                6          (8,137,047)
__________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of available-for-sale investments                            -                 -            (170,000)
  Equipment purchases                                                      -                 -              (4,300)
__________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                -                 -            (174,300)
__________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances payable                                                    33,000                 -           1,751,508
  Sale of common stock                                                     -                 -           1,957,658
  Sale of Series A preferred stock                                         -                 -           2,500,000
  Sale of Series B preferred stock                                         -                 -           1,255,000
  Net cash received on settlement of lawsuit                               -                 -             798,000
  Note payable                                                             -                 -              50,000
__________________________________________________________________________________________________________________

NET CASH FLOWS FROM FINANCING ACTIVITIES                              33,000                 -           8,312,166
__________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                              592                 6                 819

CASH, BEGINNING OF PERIOD                                                227               127                   -
__________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                $     819         $     133        $        819
==================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period the Company issued shares of common stock in settlement of cumulative dividends payable on Series A and Series B preferred stock and in settlement of debt. (Refer to Note 4).

The accompanying notes are an integral part of these interim consolidated financial statements.


                             INTERGOLD CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
________________________________________________________________________________
                                  (UNAUDITED)


NOTE 1:  NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

The Company was previously involved in mineral property exploration and development. To date, the Company has not generated significant revenues from operations and has a working capital deficit and a stockholders' deficiency of $1,369,215 at September 30, 2003. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, settling its outstanding debts and on the future development of a new business venture. Advances from certain significant shareholders will form the primary source of short-term funding for the Company during the next twelve months. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

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

MINERAL PROPERTIES
The Company's resource property acquisition, exploration and development costs were expensed as incurred. Once the Company has determined that a property can be economically developed, further exploration and development costs are capitalized. The capitalized costs are depleted on a property-by-property basis over the estimated useful lives of the properties upon commencement of commercial production using the unit-of-production method. Capitalized costs relating to mineral properties which are sold or abandoned are written off when such events occur. The proceeds received from property options granted are applied against the costs of the related property and any excess is included in earnings for the period. The Company reviews the carrying value of resource properties whenever events or changes in circumstances indicate that the carrying value may not be recoverable, at which time a write-down is recorded.

EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing earnings (loss) for the period by the weighted average number of common shares outstanding for the period. Fully diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. The presentation is only of basic earnings (loss) per share as the effect of potential dilution of securities has no effect on the current period's basic earnings per share.

FINANCIAL INSTRUMENTS
The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

                             INTERGOLD CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
________________________________________________________________________________
                                  (UNAUDITED)


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
________________________________________________________________________________

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

STOCK-BASED COMPENSATION
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended September 30, 2003 and the required disclosures have been made below.

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

                             INTERGOLD CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
________________________________________________________________________________
                                  (UNAUDITED)


NOTE 3:  LOANS AND ACCRUED INTEREST PAYABLE
________________________________________________________________________________

LOANS PAYABLE
Loans payable are comprised of cash advances as follows:

                                                  September 30,    December 31,
                                                           2003            2002
                                                  _____________    ____________

     Sonanini Holdings Ltd.                         $       -       $  442,770

     Investor Communications International, Inc.      342,998          309,998

     Tristar Financial Services Ltd.                        -          435,119

     Brent Pierce                                      70,831           70,831
                                                    __________________________
                                                    $ 413,829       $1,258,718
                                                    ==========================


ACCRUED INTEREST PAYABLE
Demand loans and certain accounts payable bear 10% simple interest. There is $261,978 of interest accrued on these loans and liabilities as of September 30, 2003 (2002 - $473,408). See Note 6 - Related Party Transactions.


NOTE 4:  STOCKHOLDERS' EQUITY
________________________________________________________________________________

COMMON STOCK

On March 15, 2003 the Company settled $1,260,027 in loans, notes and accrued interest in exchange for the issuance of 210,004 post reverse-split shares of the Company's common stock.

On March 15, 2003 the holders of 6,200,000 Series A preferred shares elected to convert their shares to common stock. As a result cumulative undeclared dividends totaling $1,371,475 became payable on March 15, 2003. Accordingly, the Company issued 38,953 post reverse-split shares of common stock in exchange for the 6,200,000 Series A preferred shares and settlement of the dividend liability of $1,371,475 in accordance with the terms of the Series A preferred stock described below.

On March 15, 2003 the holders of 2,510,000 Series B preferred shares elected to convert their shares to common stock. As a result cumulative undeclared dividends totaling $995,550 became payable on March 15, 2003. Accordingly, the Company issued 15,004 post reverse-split shares of common stock in exchange for the 2,510,000 Series B preferred shares and settlement of the dividend liability of $995,550 in accordance with the terms of the Series B preferred stock described below.

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

SERIES A

Pursuant to a private placement memorandum dated August 10, 1998, the Company offered 50 Series A units at a cost of $50,000 each for a total of $2,500,000. Each unit consisted of 200,000 shares of Series A Preferred stock with a par value of $.001 per share and 200,000 warrants. Each warrant entitles the holder to purchase one share of restricted common stock at $.25 per share. The warrants expired on July 31, 2001. The Series A preferred shares were redeemable by the Company at any time after July 31, 2001 for $.25 per share, plus accrued and unpaid dividends. Dividends accrued cumulatively at the

                             INTERGOLD CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
________________________________________________________________________________
                                  (UNAUDITED)


NOTE 4:  STOCKHOLDERS' EQUITY (CONT'D)
________________________________________________________________________________

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

As of September 30, 2003, there are no Series A Preferred shares issued and outstanding.

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

As of September 30, 2003, there are no Series B Preferred shares issued and outstanding.

REVERSE STOCK SPLIT
Effective August 7, 2003 the Company completed a reverse stock split of one-for-three hundred of the Company's outstanding common stock, resulting in a reduction of the then outstanding common stock from 156,328,943 shares to 521,184 shares. The par value and the number of authorized but unissued shares of the Company's common stock was not changed as a result of the reverse stock split.

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


NOTE 5:  EMPLOYEE STOCK OPTION PLAN
________________________________________________________________________________

During 1997, the Company authorized a Non-Qualified Employee Stock Option Plan for employees. The plan authorized the issuance of 2,000,000 pre reverse-split options that can be exercised at $.50 per share of common stock and an additional 2,500,000 pre reverse-split options that can be exercised to purchase shares of common stock at $1.00 per share. All options granted expire December 27, 2017. Shares which may be acquired through the plan may be authorized but unissued shares of common stock or issued shares of common stock held in the Company's treasury. As of June 30, 2003 no stock options under the Non-Qualified SOP have been exercised.

During the fiscal years ended December 31, 1999 and December 31, 2000, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 2,000,000 pre reverse-split options with an exercise price of $.50 per share of common stock and 1,450,000 pre reverse-split options with an exercise price of $1.00 per common share. Selected information regarding the Company's employee stock options as of September 30, 2003 are as follows:

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

                             INTERGOLD CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
________________________________________________________________________________
                                  (UNAUDITED)


NOTE 5:  EMPLOYEE STOCK OPTION PLAN (CONT'D)
________________________________________________________________________________

                                                      Sept. 30, 2003
                                              ______________________________
                                                                 Weighted
                                              Number of          average
                                               options        exercise price

     Outstanding at beginning of period        3,450,000        $.71/share
     Cancelled during period                  (3,450,000)       $.71/share
                                              __________        __________
     Exercisable at end of period                    Nil                 -
                                              ==========        ==========

NEW STOCK OPTION PLAN
By Directors' Resolution dated March 15, 2003 and effective August 7, 2003, the Company adopted a New Stock Option Plan ("New SOP"). The New SOP shall be deemed effective August 7, 2003. The New SOP provides authority for the Board to grant Options, for the purchase of a total number of shares of the Company's post reverse-split common stock, not to exceed 3,500,000 post reverse-split shares. The option period of options granted under the New SOP shall be up to 10 years and the option price per share shall be no less than the fair market value of a share of common stock on the date of grant of the stock option. As of September 30, 2003 no options have been granted under the New SOP and no options are outstanding.


NOTE 6:  RELATED PARTY TRANSACTIONS
________________________________________________________________________________

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

An officer and director of Intergold Corporation has been contracted by ICI as part of the management team provided to Intergold Corporation and its subsidiary. During the nine month period ended September 30, 2003 a total of $90,000 (2002 - $78,650) was incurred to ICI which is also a significant shareholder, for managerial, administrative and investor relations services provided to the Company and its subsidiary. During the nine month period ended September 30, 2003 ICI paid a total of $25,875 (2002 - $9,075) to this officer and director for services provided to the Company and its subsidiary. In addition, during the nine month period ended September 30, 2003, ICI and other shareholders paid expenses on behalf of the Company totaling $33,000 (2002 - $24,947). As of September 30, 2003 the Company owed ICI a total of $652,805 in accrued management fees payable, loans of $342,998 and interest of $267,959 accrued on outstanding loans and management fees payable, for a total of $1,263,762 (2002 - $1,020,283). (Refer to Note 3)

During the nine month period ended September 30, 2003 the Company settled $1,260,027 in loans, notes and accrued interest due to related parties in exchange for the issuance of 210,004 post-reverse split shares of the Company's common stock.


NOTE 7:  INCOME TAXES
________________________________________________________________________________

The Company has adopted FASB No. 109 for reporting purposes. As of September 30, 2003, the Company had net operating loss carry forwards of approximately $11,000,000 that may be available to reduce future years' income taxable income and will expire between the years 2006 - 2018. Due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

                             INTERGOLD CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
________________________________________________________________________________
                                  (UNAUDITED)


NOTE 8:  SUBSEQUENT EVENT
________________________________________________________________________________


The Company commenced negotiations in early September 2003 with Lexington Oil & Gas Ltd. Lexington Oil & Gas Ltd. is a recently organized corporation with oil and gas operations in the State of Oklahoma. The Company has not entered into a formal agreement with Lexington Oil & Gas Ltd. regarding definitive terms and provisions for acquisition of Lexington Oil & Gas Ltd. and continues in its due diligence.

Lexington Oil & Gas Ltd. has agreements to obtain varying property interests in Garvin, Seminole, Hughes, Oklahoma, and Haskell Counties in the State of Oklahoma as a base of minor oil and gas production and inventory. Many wells on the property interests are shut in and require re-work programs to obtain production. Various upgrades to wells on these leases are planned to provide a base of minor producing wells. In addition to current property interests, the company plans to concentrate new acquisitions in the Coal Bed Methane regions of the State of Oklahoma where many companies have employed cost effective horizontal drilling methods to provide long-term gas production. Certain properties located in Oklahoma's Arkoma Basin are in stages of negotiation to acquire property interests for the purposes of drilling. The company expects to weight its development initiatives towards gas production.

The Board of Directors of the Company recently approved the execution of an agreement in principle to be entered into between the Company and Lexington Oil & Gas Ltd. The proposed agreement will be subject to standard conditions precedent, which management believes will include board of director approval and ratification, due diligence, and the negotiation and execution of a formal agreement. Based upon the status of current negotiations, management believes that by approximately mid-November, a definitive Agreement will be entered into between the Company and Lexington Oil & Gas Ltd. It is contemplated that such Agreement may require the issuance by the Company of up to approximately 3,000,000 shares of its restricted common stock in exchange for 100% of the total issued and outstanding shares of Lexington Oil & Gas Ltd.

In the event that the Company is required to issue a sufficient number of shares of its common stock, such that the former shareholders of Lexington Oil & Gas Ltd. acquire control of the Company, the transaction will be accounted for as a reverse acquisition with Lexington being treated as the accounting parent and the Company being treated as the accounting subsidiary.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

CURRENT BUSINESS OPERATIONS

         Intergold Corporation, a Nevada corporation (the "Company") currently trades on the OTC Bulletin Board under the symbol IGCP.

         On September 5, 2003, the Board of Directors of the Company authorized and approved, subject to shareholder approval, a proposed amendment to the Company's Articles of Incorporation to effectuate a change in the name of the Company to "Lexington Resources Inc." in the event the proposed transaction with Lexington Oil & Gas Ltd. is consummated, or to such other name as may be approved by the Board of Directors in its sole and absolute discretion to reflect proposed future business operations (the "Name Change"). The Board of Directors further authorized the preparation and circulation of an information statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement").

         On September 29, 2003, the Board of Directors of the Company caused the Information Statement to be filed with the Securities and Exchange Commission in connection with the taking of corporate action without a meeting upon the written consent of ten or less shareholders holding of record a majority of the outstanding shares of the Company's common stock (the "Written Consent"). The Information Statement was mailed to the shareholders of the Company on approximately November 3, 2003. The matter upon which action will be taken pursuant to the Written Consent to be effective November 19, 2003 is to approve a proposed amendment to the Company's Articles of Incorporation, as amended, to effectuate the Name Change. See "Part II. Other Information. Item 4. Submission of Matters to a Vote of Security Holders."

LEXINGTON OIL & GAS LTD.

         The Board of Directors of the Company recently approved the execution of an agreement in principle to be entered into between the Company and Lexington Oil & Gas Ltd. (the "Agreement"). The Agreement will be subject to standard conditions precedent, which management believes includes board of director approval and ratification, due diligence and the negotiation and execution of a formal agreement.

         As of the date of this Quarterly Report, the Company has not entered into a formal agreement with Lexington Oil & Gas Ltd. regarding definitive terms and provisions for acquisition of Lexington Oil & Gas Ltd. The Company commenced negotiations in early September 2003 with Lexington Oil & Gas Ltd. The timeline of negotiations between the Company and Lexington Oil & Gas Ltd., which began in mid-September 2003 and continue to current date, have involved the assessment of various aspects relating to the properties that would be acquired by the Company and the potential number of shares that may be issued by the Company as consideration for the acquisition of those assets. Lexington Oil & Gas Ltd. is a recently organized corporation consisting of assets that have been under development and subject to the current negotiations. As of the date of this Quarterly Report, the Company continues it is due diligence and estimation of assets, asset values, specifics of various oil and gas assets, potential exploration initiatives, property land ownership confirmations, possible property additions in similar areas, potential exploration costs and budgets, and drilling initiatives that could be scheduled for late-November 2003, subject to financial capability, final contractual terms and conditions, and potential results assessments.

         Based upon the status of current negotiations, management believes that on or before November 19, 2003, a definitive agreement will be entered into between the Company and Lexington Oil & Gas Ltd. It is contemplated that such agreement may require the issuance by the Company of up to approximately 3,000,000 shares of restricted common stock in exchange for 100% of the total issued and outstanding shares of Lexington Oil & Gas Ltd. Such issuance of shares of common stock will be based upon the Board of Directors determination, within its fiduciary duties, of the valuation of the assets of Lexington Oil & Gas Ltd., and the reasonable basis for establishment of the price per share, as adequate consideration for acquisition of such assets, which is deemed to be fair and reasonable to the existing shareholders of the Company. Negotiations between the Company and Lexington Oil & Gas Ltd. regarding the definitive agreement have been conducted by the Board of Directors at arms' length and in the best interests of the shareholders of the Company. There is no affiliation between the Company or any of its officers, directors, agents or beneficial shareholders with Lexington Oil & Gas Ltd., or any of its directors, officers, agents or beneficial shareholders.

         Lexington Oil & Gas Ltd. is a new company based in Oklahoma that has agreements to obtain varying property interests in Garvin, Seminole, Hughes, Oklahoma, and Haskell Counties in the State of Oklahoma as a base of minor oil and gas production and inventory. Many wells on the property interests are shut-in and require re-work programs to obtain production. Various upgrades to wells on these leases are planned to provide a base of minor producing wells. In addition to current property interests, the company plans to concentrate its efforts on new acquisitions in the Coal Bed Methane regions of the State of Oklahoma where many companies have employed cost effective horizontal drilling methods to provide long-term gas production. Certain properties located in Oklahoma's Arkoma Basin are in stages of negotiation to acquire property interests for the purpose of drilling. The developing oil and gas company expects to concentrate its development initiatives weighted towards gas production.

SALE AND PURCHASE OF INTERNATIONAL GOLD CORPORATION

         As of the date of this Quarterly Report, the Company's wholly-owned subsidiary, International Gold Corporation ("INCG"), is deemed to be a non-functioning entity. INGC does not have any assets and its net book value is $0. The Board of Directors of the Company determined that obtaining shareholder approval of the potential sale of INGC would be prudent. Therefore, the shareholders pursuant to a previous written consent effective August 7, 2003 (the "August 7, 2003 Written Consent"), authorized and approved the sale of the Company's subsidiary pursuant to future possible restructuring initiatives, which included approval and authorization of any sale and purchase agreement relating thereto (the "Sale and Purchase"). See "Part II. Other Information.
Item 4. Submission of Matters to a Vote of Security Holders."

         The Board of Directors believes that the potential sale of INGC would be prudent and in the best interests of the shareholders based upon: (i) the current existence of INGC as an unproductive subsidiary of the Company with no book value; (ii) the continued existence of INGC as the Company's subsidiary presenting no value but rather a liability in regards to potential future operational business prospects and acquisitions, such as the proposed acquisition of Lexington Oil & Gas Ltd.; (iii) the current corporate structure of the Company, which includes INGC, presenting operational and structural problems in regards to potential future operational business prospects and acquisitions; and (iv) the future ability to easily and quickly restructure the Company's corporate organization if deemed necessary due to contractual provisions in regards to potential future operational business prospects and acquisitions.

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

PRIOR BUSINESS OPERATIONS

         The Company's prior operational business activities were in the business of exploration of gold and precious metals in the United States. The Company's prior operational business activities had been carried out through its subsidiary, INGC. INGC's primary assets previously consisted of title to a block of 321 contiguous unpatented lode mining claims located in Lincoln County, south-central Idaho (the "Blackhawk Property"). The Company ceased to hold title to all previously held unpatented lode mining claims that comprised the Blackhawk Property.

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

RESULTS OF OPERATION

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002

         The Company's net loss for the nine-month period ended September 30, 2003 was approximately ($192,347) compared to a net loss of approximately ($166,925) for the nine-month period ended September 30, 2002 (an increase of $25,422). During the nine-month periods ended September 30, 2003 and 2002, the Company recorded no income.

         During the nine-month periods ended September 30, 2003 and 2002, the Company did not incur any property exploration expenses as a result of the suspension of any further exploration of the Blackhawk Property. During the nine-month period ended September 30, 2003, the Company recorded operating expenses of $192,347 as compared to operating expenses of $204,404 recorded during the nine-month period ended September 30, 2002, which operating expenses were offset by recovery of professional fees of $37,479 resulting in the net loss of ($166,925).

         During the nine-month period ended September 30, 2003, the Company's operating expenses consisted primarily of: (i) $97,050 as general and administrative expenses; (ii) $73,489 as interest expense; and (iii) $21,808 as professional fees. During the nine-month period ended September 30, 2002, the Company's operating expenses consisted primarily of: (i) $124,274 as interest expense; and (ii) $80,130 as general and administrative expenses. The decrease in operating expenses during the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002 was primarily due to a decrease in interest expense resulting from a decrease in advances payable consisting of cash advances, services and accrued interest thereon and from related settlement of debt. General and administrative expenses generally include corporate overhead, financial and administrative contracted services and consulting costs.

         Of the $97,050 incurred as operating expenses during the nine-month period ended September 30, 2003, an aggregate of $90,000 was incurred payable to Investor Communications International, Inc. ("ICI") for amounts due and owing for operational management, administrative and financial services rendered. During the nine-month period ended September 30, 2003, aggregate cash advances of $33,000 were made by ICI and other shareholders to the Company and interest accrued on such outstanding advances in the amount of $47,073. During the nine-month period ended September 30, 2003, the Company paid $-0- to ICI towards an aggregate total amount due of $652,805 due and owing ICI in accrued management fees payable, loans of $342,998 and interest of $267,959 accrued on outstanding loans and management fees payable for a total $1,263,762. The Company's officer/director, Grant Atkins, is employed by ICI and part of the management team provided by ICI to the Company. During the nine-month period ended September 30, 2003, ICI paid an aggregate of $25,875 to Grant Atkins for services provided to the Company and its subsidiary.

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

         As discussed above, the increase in net loss incurred during the nine-month period ended September 30, 2003 compared to the net loss incurred during the nine-month period ended September 30, 2002 is attributable primarily to the recovery of professional fees of $37,479 recorded during the nine-month period ended September 30, 2002. The Company's net loss during the nine-month period ended September 30, 2003 was approximately ($192,347) or $0.45 per share compared to a net loss of approximately ($166,925) or ($0.65) per share during the nine-month period ended September 30, 2002. The weighted average number of shares outstanding were 428,711 for the nine-month period ended September 30, 2003 and 257,135 for the nine-month period ended September 30, 2002 (which have been restated in accordance with the reverse stock split of one-for-three hundred effected August 9, 2003).

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002

         The Company's net loss for the three-month period ended September 30, 2003 was approximately ($62,609) compared to a net loss of approximately ($78,672) for the three-month period ended September 30, 2002 (a decrease of

$16,063). During the three-month periods ended September 30, 2003 and 2002, the Company recorded no income.

         During the three-month periods ended September 30, 2003 and 2002, the Company did not incur any property exploration expenses as a result of the suspension of any further exploration of the Blackhawk Property. During the three-month period ended September 30, 2003, the Company recorded operating expenses of $62,609 as compared to operating expenses of $78,672 recorded during the three-month period ended September 30, 2002.

         During the three-month period ended September 30, 2003, the Company's operating expenses consisted primarily of: (i) $32,198 as general and administrative expenses; (ii) $26,416 as interest expense; and (iii) $3,995 as professional fees. During the three-month period ended September 30, 2002, the Company's operating expenses consisted primarily of: (i) $46,345 as interest expense; (ii) $25,945 as general and administrative expenses; and (iii) $6,382 as professional fees. The decrease in operating expenses during the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002 was primarily due to a decrease in interest expense resulting from a decrease in advances payable consisting of cash advances, services and accrued interest thereon and from related settlement of debt.

         As discussed above, the decrease in net loss incurred during the three-month period ended September 30, 2003 compared to the net loss incurred during the three-month period ended September 30, 2002 is attributable primarily to the decrease in interest expense during the three-month period ended September 30, 2003. The Company's net loss during the three-month period ended September 30, 2003 was approximately ($62,609) or $0.14 per share compared to a net loss of approximately ($78,672) or ($0.31) per share during the three-month period ended September 30, 2002. The weighted average number of shares outstanding were 449,827 for the three-month period ended September 30, 2003 and 257,135 for the three-month period ended September 30, 2002 (which have been restated in accordance with reverse stock split of one-for-three hundred effected August 8, 2003).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

         As of the nine-month period ended September 30, 2003, the Company's current assets were $819 and its current liabilities were $1,370,034, which resulted in a working capital deficit of $1,369,215. As of the nine-month period ended September 30, 2003, the Company's total assets were $819 compared to total assets of $227 for fiscal year ended December 31, 2002. This increase in total assets from fiscal year ended 2002 was primarily due to an increase in cash. As of the nine-month period ended September 30, 2003, the Company's total liabilities were $1,370,034 compared to total liabilities of $2,497,122 for fiscal year ended December 31, 2002. This decrease in liabilities from fiscal year ended 2002 was due primarily to (i) a decrease in loans payable from $1,258,718 to $418,195; (ii) a decrease in accrued interest payable from $534,453 to $277,693; (iii) a decrease in accrued Series A warrant redemption payable resulting from conversion from $60,000 to $-0-; and (iv) a decrease in notes payable from $51,890 to $-0-.

         Stockholders' deficit decreased from ($2,496,895) for fiscal year ended December 31, 2002 to ($1,369,215) for the nine-month period ended September 30, 2003.

         The Company has not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2003, net cash flows used in operating activities was ($32,408) compared to $6 of net cash flows from operating activities for the nine-month period ended September 30, 2002. The net operating loss of ($192,347) increased for the nine-month period ended September 30, 2003 from a net operating loss of ($166,925) for the nine-month period ended September 30, 2002 and changes in working capital assets and liabilities decreased to an aggregate of $159,939 for the nine-month period ended September 30, 2003 from an aggregate of $232,432 for the nine-month period ended September 30, 2002.

         Net cash flows from investing activities was $-0- for both nine-month periods ended September 30, 2003 and 2002.

         Net cash flows from financing activities was $33,000 from advances payable for the nine-month period ended September 30, 2003 as compared to $-0-for the nine-month period ended September 30, 2002.

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

FUNDING

         In the event the acquisition of Lexington Oil & Gas Ltd. is consummated, current management of the Company anticipates a possible increase in operating expenses and capital expenditures relating to oil and gas operating properties and acquisitions. The Company may finance these expenses with further issuances of common stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next six months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict the Company's business operations.

MATERIAL COMMITMENTS

         A significant and estimated commitment for the Company for fiscal year 2003 is the principal amount of $1,066,634 and $277,694 in accrued interest thereon due and owing as advances payable to related parties: (i) $995,803 in aggregate principal and $267,959 in accrued interest due and owing to ICI; and
(ii) $70,831 in aggregate principal and $9,734 in accrued interest due and owing to a private individual. The advances accrue interest at 10% per annum and are due on demand.

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

REVERSE STOCK SPLIT

         The Board of Directors of the Company and the shareholders pursuant to the August 7, 2003 Written Consent authorized and approved a reverse stock split of one-for-three hundred of the Company's issued and outstanding shares of common stock (the "Reverse Stock Split").

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

         As a result of the issuance of an aggregate 79,188,343 shares of restricted common stock (pre-Reverse Stock Split) pursuant to the Sonanini

Settlement Agreement, the Tri Star Settlement Agreement and conversion of Series A Preferred stock and Series B Preferred stock, there was a change in control of the Company. The following table sets forth the name and address, as of the date of this Quarterly Report, and the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officers and director, and all officers and directors as a group. As of the date of this Quarterly Report, there are 521,184 shares of the Company's common stock issued and outstanding.

________________________________________________________________________________
Title of Class     Name and Address        Amount and Nature         Percent of
                 of Beneficial Owner    of Beneficial Ownership       of Class
________________________________________________________________________________
                                                     (1)
Common Stock     Sonanini Holdings Ltd.       114,090                  21.89%
                 1006 - 100 Park Royal
                 Vancouver, British Columbia
                 Canada V7T 1A2


                                                     (1)
Common Stock     TriStar Financial            106,527                  20.44%
                   Services Inc.
                 435 Martin Street, Suite 2000
                 Blaine, Washington 98270

                                                     (1)
Common Stock     Intergold Mining              58,081                  11.14%
                   Corporation
                 3305 W. Spring Mountain Road
                 Suite 60
                 Las Vegas, Nevada 89102

                                                     (1)
Common Stock     Alexander W. Cox              76,378                  14.65%
                 428 - 755 Burrard Street
                 Vancouver, British Columbia
                 Canada V6Z 1X6


Common Stock     All officers and directors       -0-                      0%
                      as a group (1 person)

________________________________________________________________________________
(1)  These are restricted shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

WRITTEN CONSENT

         In connection with shareholder approval of the Sale and Purchase, the Board of Directors recently approved the execution of an agreement in principle to be entered into between the Company and Lexington Oil & Gas Ltd. (the "Agreement"). Based upon review of a wide variety of factors considered in connection with evaluation of the Sale and Purchase, the Board of Directors determined that it would be in the best interests of the Company and its shareholders to seek approval of a potential Name Change of the Company, and corresponding Amendment to the Articles of Incorporation, to either "Lexington Resources Inc." in the event the proposed transaction with Lexington Oil & Gas Ltd. is consummated, or to such other resulting name as the Board of Directors deems appropriate to reflect proposed future business operations.

         The Board of Directors authorized and directed the submission of an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement"). The preliminary Information Statement was filed with the Securities and Exchange Commission on September 29, 2003 and the definitive Information Statement was filed on November 3, 2003. The Information Statement was circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of ten (10) or less shareholders holding of record a majority of the outstanding shares of the Company's common stock (the "Written Consent"). As of September 30, 2003, (the "Record Date"), there were 521,184 shares of the Company's common stock issued and outstanding (reduced pursuant to the Reverse Stock Split). The names of the shareholders who will sign the Written Consent and their respective equity ownership of the Company as of the Record Date are as follows: (i) Alexander Cox holding of record 76,378 shares of common stock (14.7%); (ii) Intergold Mining Corporation holding of record 58,081 shares of common stock (11.1%); (iii) Investor Communications International Inc. holding of record 23,308 shares of common stock (4.5%); (iv) Newport Capital Corp. holding of record 13,594 shares of common stock (2.6%); and (v) TriStar Financial Services Inc. holding of record 106,527 shares of common stock (20.44%).

         The matters upon which action will be taken effective November 19, 2003 pursuant to the Written Consent include the approval of the proposed amendment to the Company's Articles of Incorporation, as amended, to effectuate a proposed change in the name of the Company (the "Name Change") to "Lexington Resources Inc." in the event the proposed transaction with Lexington Oil & Gas Ltd. is consummated, or to such other name as may be approved by the Board of Directors of the Company, in its sole and absolute discretion, to reflect proposed future business operation.

AUGUST 7, 2003 WRITTEN CONSENT

         Based upon review of a wide variety of factors considered in connection with evaluation of the Sale and Purchase and the Reverse Stock Split and the Board of Directors' determination that such actions would be fair to and in the best interests of the Company and its shareholders, the Board of Directors authorized and directed the submission of an Information Statement pursuant to
Section 14(c) of the Securities Exchange Act of 1934, as amended (the "July 2003 Information Statement").

         The July 2003 Information Statement was circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of ten (10) or less shareholders holding of record a majority of the outstanding shares of the Company's common stock (the "August 7, 2003 Written Consent"). As of June 10, 2003, (the "Record Date"), there were 156,128,943 shares of the Company's common stock issued and outstanding (pre-Reverse Stock Split). The names of the shareholders who signed the August 7, 2003 Written Consent and their respective equity ownership of the

Company as of the Record Date were as follows: (i) Sonanini Holdings Ltd. holding of record 34,226,513 shares of common stock (21.89%); (ii) TriStar Financial Services Inc. holding of record 31,957,630 shares of common stock (20.44%); and (iii) Alexander W. Cox holding of record 22,912,400 shares of common stock (14.66%).

         The matters upon which action was taken pursuant to the August 7, 2003 Written Consent included the: (i) authorization of the Board of Directors to effect a reverse stock split of one-for-three hundred (the "Reverse Stock Split") of the Company's issued and outstanding shares of common stock; (ii) approval of the sale of the Company's subsidiary pursuant to future possible restructuring initiatives, which included approval and authorization of any sale and purchase agreement relating thereto (the "Sale and Purchase"); (iii) approval of the election of Grant R. Atkins to serve as a director of the Company until the next annual meeting of the shareholders or until his successor has been elected and qualified; (iv) approval of a stock option plan for key personnel of the Company (the "Stock Option Plan"); and (v) ratification of the selection of LaBonte & Co. as the Company's independent public accountants for the fiscal year ending December 31, 2003.

         STOCK OPTION PLAN

         On March 15, 2003, the Board of Directors of the Company unanimously approved and adopted a stock option plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:

        31.1 Section 302 Certifications - CEO.
        31.2 Section 302 Certifications - CFO.
        32.1 Section 906 Certifications - CEO.
        32.2 Section 906 Certifications - CFO.

        Reports on Form 8-K:

        Report on Form 8-K filed on March 31, 2003 regarding
        Item 1. Changes in Control of Registrant.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INTERGOLD CORPORATION


Dated: November 11, 2003      By: /s/ GRANT ATKINS
                              ___________________________________
                                      Grant Atkins
                                      President and
                                      Chief Executive Officer


Dated: November 11, 2003      By: /s/ VAUGHN BARBON
                              ___________________________________
                                      Vaughn Barbon
                                      Chief Financial Officer