Form 10KSB
period 2003-12-31
LEXINGTON RESOURCES INC
filed 2004-04-07
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2003

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from _____ to _______

                         Commission file number 0-25455

                              LEXINGTON RESOURCES, INC.
                              -------------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                                 88-0365453
         ------                                                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                              Identification No.)

                             7473 West Lake Mead Road
                              Las Vegas, Nevada 89128
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 382-5139
                                 --------------
                           (Issuer's telephone number)


                              INTERGOLD CORPORATION
                          435 Martin Street, Suite 2000
                            Blaine, Washington 98230
                    ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

          Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      NONE
                                ----------------
                                (Title of class)

          Securities registered pursuant to Section 12(g) of the Exchange Act:

                        COMMON STOCK, PAR VALUE $0.00025
                        --------------------------------
                                (Title of class)

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

                             Yes    X      No
                                 -------      -------

     Check here if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2003): $0.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2004: $10,856,484.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of March 29, 2004

Common Stock, $.00025 par value          14,043,552*

*After taking into effect the reverse stock split of one-for-three hundred shares of common stock effective August 8, 2003 and the forward stock split of three for one share of common stock effective January 26, 2004.

INDEX

ITEM 1.  DESCRIPTION OF BUSINESS

ITEM 2.  DESCRIPTION OF PROPERTY

ITEM 3.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION

ITEM 7.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET

         CONSOLIDATED STATEMENTS OF OPERATIONS AND
           COMPREHENSIVE LOSS

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

         CONSOLIDATED STATEMENTS OF CASH FLOWS

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

                           FORWARD LOOKING STATEMENTS

         Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

         Lexington Resources, Inc. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 20-F that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         Lexington Resources, Inc. is a corporation organized under the laws of the State of Nevada (the "Company"). The Company currently trades on the OTC Bulletin Board under the symbol "LXRS" and on the Berlin Stock Exchange under the symbol "LX1"; WKN: AOBKLP.

         The Company was incorporated under the laws of the State of Nevada in 1996 under the name "All Wrapped Up, Inc.". During 1997, the Company filed an amendment to its articles of incorporation changing its name to "Intergold Corporation" pursuant to which the Company was engaged in the business of exploration of gold and precious metals in the United States. On November 20, 2003, subsequent to the acquisition of Lexington Oil & Gas Ltd. Co., an Oklahoma limited liability company ("Lexington"), the Company filed an amendment to its articles of incorporation changing its name to "Lexington Resources, Inc."

         As of the date of this Annual Report, the Company is a natural resource exploration company engaged in the acquisition and development of oil and natural gas properties in the United States.

RECENT DEVELOPMENTS

         On November 15, 2002, the Company's bylaws were amended to reflect that the Company's shares of Common Stock be transferred only within the provisions of "certificate only" or "custody only." Under "certificate only" or "custody only trading," the Company implemented a share transfer system, which requires that any transfers of the Company's Common Stock be made only by delivery of physical stock certificates. Once received by the Company's transfer agent, the certificates of the selling shareholder are to be cancelled and a new certificate for the same number of shares would be issued in the buyer's name. Under "certificate only" or "custody only trading," no certificates are issued in the name of Depository Trust Company (DTC), Cede & Co. or any other nominee. However, subsequent legislation and rule changes imposed by the Securities and Exchange Commission prevented companies with duly authorized majority shareholder based consents from unilaterally imposing the certificate only based transfer system on minority shareholder concerns. Since the Company had not the successful exit of the Company's issue from DTC's nominee account or the Canadian Depository For Securities ("CDS") nominee account when the rules were changed, the Company must now comply with existing securities legislation and as a direct result, will remain a depository eligible issuer and not a certificate only issuer. As of the date of this Annual Report, litigation initiated originally to allow the Company to exit the electronic depository systems of the DTC and the CDS has been discontinued (see Item 3. Legal Proceedings).

FARM-OUT AGREEMENT - WAGNON PROPERTY

         The Company holds a 100% working interest and a 75% net revenue interest in approximately 590.2 gross undeveloped acreage of a gas lease located in Pittsburg County, Oklahoma (the "Wagnon Property"). The gas lease relating to the Wagnon Property is pursuant to a farm-out agreement between Oakhills Energy Inc. ("Oakhills") and Quinton Rental & Repair Services, Inc. (the "Farm-Out Agreement"). For a complete description of the farm-out agreement, see Material Contracts - "Farm-Out Agreement."

NEW DIRECTORS AND FORMATION OF AUDIT COMMITTEE

         To be effective April 30, 2004, the Company will appoint Mr. Steve Jewett and Mr. Norman MacKinnon as members of the board of directors. See "Biographies of Directors and Officers" for the biographies of Messrs. Jewett and Mr. MacKinnon. To be effective April 30, 2004, the Company will also establish an audit committee and will approve an audit charter under which the audit committee will operate. The Company will appoint Mr. MacKinnon as Chairman of the Audit Committee and Mr. Jewett as a member. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

CURRENT BUSINESS OPERATIONS

         The Company is a natural resource exploration company engaged in the acquisition and development of oil and gas properties in the United States. The Company expects to weight its future development initiatives towards gas production. The Company is committed to developing into a profitable independent oil and gas producer through systematically expanding operations by booking new reserves while organizing drilling and production initiatives on leased properties.

         As of the date of this Annual Report, management has acquired a section of farm-out acreage in Pittsburg County, Oklahoma with intentions to develop coalbed methane gas production. There are no proven reserves on the property substantiated by independent engineering reports, and methods to determine suitability for gas production potential emanate from comparable well data in the area and historic drilling logs that identify the gas production target in the vicinity of the leased acreage. The Company has successfully completed its first of a planned four to five coalbed methane gas wells on the subject acreage.

         The Company is currently working to complete the acquisition of several additional coal bed methane gas prospects that fall within the criteria of providing the geological basis for the development of drilling initiatives that can provide near term revenue potential, fast drilling capital repatriation from production cash flows, and undeveloped reserve potential. It is anticipated that the Company's ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional tracts of prime acreage in the coal bed methane producing domain, and to implement additional development initiatives by drilling new wells to prove undeveloped reserves. The Company plans to continue building and increasing a strategic base of proven reserves and production opportunities within Oklahoma's Arkoma basis to increase cash flow and that represent growth opportunity for the Company and its shareholders over the immediate, near, and long term.

OIL AND GAS PROPERTIES

         As of the date of this Annual Report, the Company has not reported or filed any reserve estimated with any Federal agencies, and has plans to commence limited production from certain properties. The Company does not maintain any developed acreage. The Company maintains approximately an aggregate of 590.2 gross undeveloped acreage pursuant to leases and/or concessions as discussed below. The following is a description of the Company's oil and gas properties.

         WAGNON PROPERTY

         PRODUCTIVE WELLS AND ACREAGE. The Company holds a 100% working interest and a 75% net revenue interest in approximately 590.2 gross undeveloped acreage of a gas lease located in Pittsburg County, Oklahoma (the "Wagnon Property"). The gas lease relating to the Wagnon Property is pursuant to a farm-out agreement from Quinton Rental & Repair Services, Inc. (the "Farm-Out Agreement").

         The Wagnon Property is located in the Hartshorne coal zone fairway of the prolific Arkoma Basin in the middle of one of the largest Coal Bed Methane drilling programs undertaken in the State of Oklahoma. According to the Oklahoma Geological Survey, management of the Company believes that 865 of the 2,179 Coal Bed Methane completions in Oklahoma from 1988 through 2002 were located in the Arkoma Basin (approximately 40%). The expected Coal Bed Methane gas-producing zone is located in the Hartshorne coal. Management of the Company believes that wells adjacent to this property have average initial production of between .5 and 1.0 MMCF per day, although a number of the wells are producing over 1.0 MMCF per day. An average of 153 horizontal Coal Bed Methane wells completed in Hartshorne coal have provided initial production that average 0.418 MMCF per day.

         Coal bed methane gas (natural gas) occurs in association with coal, which is the United States' most abundant fossil fuel resource. Conservative estimates suggest that in the United States more than 700 trillion cubic feet of coal bed methane gas exists in place, with perhaps 100 trillion cubic feet economically recoverable with existing technology. Management of the Company believes that coal bed methane gas now accounts for approximately 7.5% of total natural gas production in the United States with an increasing trend on total domestic production. Management of the Company further believes that exploration costs of coal bed methane gas are typically low, and the wells are cost-effective to drill. (Source: USGS website: http://energy.usgs.gov)

         PRESENT ACTIVITIES. During approximately January 2004, the Company commenced drilling operations on its first horizontal coal bed methane gas well to a depth of approximately 2,400 feet vertically and 2,200 horizonally (the "Kellster No. 1"). The Kellster No. 1 coal bed methane gas well is currently producing approximately 300,000 to 400,000 cubic feet of gas per day. The well is still in dewatering stages, and production volumes can typically increase as the producing reservoir strata further decreases in water content exposing producing reservoir rock surfaces in the well. Pursuant to the terms and provisions of the Farm-Out Agreement, the Company is required to drill a well every six months to retain farm-out with a maximum number of five allowable wells. Management of the Company plans to scale up drilling operations, and anticipates that approximately three additional wells will be drilled. As of the date of this Annual Report, management of the Company plans to have the next two wells drilled by the end of May 2004. Further geological work will be required if the Company desires to commence drilling of additional wells beyond those currently planned.

         The Company has contracted with one of the largest coal bed methane gas drillers in the State of Oklahoma. The Company may also contract with other drilling consultants, geologists and engineers to obtain the leading edge of horizontal drilling and coal bed methane completion for the project.

         Initial well drilling funding has been arranged through equity drilling agreements with private investors. During fiscal year ended December 31, 2003, the Company entered into equity drilling agreements with three private investors for the funding of the Kellster No. 1 coal bed methane gas well (collectively, the "Funding Agreements"). Pursuant to the terms and provisions of the Funding Agreements, each private investor provided one-third of the authorization for expenditure capital estimated at $360,000 for the Kellster No. 1 coal bet methane gas well. As at December 31, 2003, an aggregate of $10,000 had been advanced  and the  remaining  $350,000  was  recorded as a drilling  obligation.
Pursuant to the terms and provisions of the Funding Agreements, the private investors were provided with an 80% working interest and a 60% net revenue interest in the Kellster No. 1 well, until their respective invested capital for the Kellster No. 1 well is repaid, after which time the investors will revert to a 20.1% working interest and a 15.075% net revenue interest. Oakhills, the operator of the Kellster No. 1 well, will "back-in" to a reversionary 6.7% working interest after the invested capital is repaid to the investors and Lexington will "back-in" to a reversionary 53.2% working interest. Pursuant to further terms and provisions of the Funding Agreements, all wells to be drilled on the Wagnon Property will carry royalty interests totaling 25% to landowners and property interest holders, and a carried working interest of 5% to a landowner and 5% to a company related to Mr. Humphreys, a director of the Company (which company also owns a non-carried working interest of 10%).

         During February 2004, the Company advanced the balance of $350,000 of drilling funds and successfully completed drilling of the Kellster No. 1 well. The Company plans to drill an additional two to three wells on the Wagnon Property during the second quarter of 2004.

MATERIAL AGREEMENTS

         ACQUISITION OF LEXINGTON OIL & GAS LTD. CO.

         SHARE EXCHANGE AGREEMENT. On November 19, 2003, Intergold Corporation (now known as Lexington Resources, Inc.), Lexington Oil & Gas Ltd. Co., an Oklahoma limited liability company ("Lexington"), and the shareholders of Lexington (the "Lexington Shareholders") entered into a share exchange agreement (the "Agreement"). Pursuant to the terms of the Share Exchange Agreement, the Company acquired from the Lexington Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of Lexington.

         Pursuant to the terms of the Agreement: (i) the Company acquired from the Lexington Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of Lexington; and (ii) the Company issued 3,000,000 (pre-Forward Stock Split) shares of its restricted Common Stock to the Lexington Shareholders in proportion to their respective holdings in Lexington (of which as of the date of this Annual Report, Humphreys has transferred 750,000 (pre-Forward Stock Split) shares to Orient).

         In accordance with the terms of the Agreement: (i) Lexington is a wholly-owned subsidiary of the Company; (ii) the Company changed its name to "Lexington Resources, Inc." and its trading symbol to "LXRS"; and (iii) the Company's sole business operations are as a natural resource exploration company engaged in the acquisition and development of oil and natural gas properties in the United States. See "Item 4. Submission of Matters to a Vote of Security Holders" and "Item 5. Market for Common Equity and Related Stockholder Matters".

         PURCHASE AND SALE AGREEMENTS

         During  January,  2004,  the parties to the Share  Exchange  Agreement,
Orient Exploration Ltd. ("Orient"), Douglas Humphreys ("Humphreys"), the Company, Lexington Oil & Gas Ltd. Co. ("Lexington"), Paluca Petroleum Inc. ("Paluca") reevaluated the terms of the original Share Exchange Agreement and upon further negotiations desired to modify the terms of the Share Exchange
Agreement: (i) 750,000 (pre-Forward Stock Split) shares of restricted Common Stock of the Company held of record by Humphreys were transferred to Orient in consideration therefore; (ii) the Company assigned to Humphreys a 5% carried working interest in every well drilled by the Company on the Wagnon Property;
(iii) the Company agreed to allow Humphreys to participate up to an additional 5% working interest in every well drilled by the Company on the Wagnon Property;
(iv) the Company agreed to transfer to Paluca certain assets previously acquired by the Company (which included working interests and net revenue interests in certain oil and gas leases located on the Doc Cole Property, the Atwood Booch Sand Property, the Jeneva Property and the Sasakwa Gilcrease Sand Property, as previously disclosed in prior filings)

         In order to reflect the revised operating situation arrangement resulting from modifications to the Share Exchange Agreement the following two agreements were simultaneously executed:

         HUMPRHEYS/ORIENT AGREEMENT. On January 21, 2004, Orient and Humphreys entered into an agreement (the "Humphreys/Orient Agreement"). Pursuant to the terms and provisions of the Humphreys/Orient Agreement, Humphreys agreed to transfer 750,000 (pre-Forward Stock Split) shares of restricted Common Stock of the Company held of record by Humphreys to Orient.

         PALUCA AGREEMENT. On January 21, 2004, the Company, Lexington, Paluca and Humprheys entered into an agreement (the "Paluca Agreement"). Pursuant to the terms and provisions of the Paluca Agreement: (i) the Company assigned to Humphreys a 5% carried working interest in every well drilled by the Company on the Wagnon Property; (ii) the Company agreed to allow Humphreys to participate up to an additional 5% working interest in every well drilled by the Company on the Wagnon Property; (iii) Humphreys agreed to waive any and all other claims, debts or obligations owed to Humphreys by the Company or by Lexington; and (iv) the Company agreed to transfer to Paluca certain assets previously acquired by the Company (which included working interests and net revenue interests in certain oil and gas leases located on the Doc Cole Property, the Atwood Booch Sand Property, the Jeneva Property and the Sasakwa Gilcrease Sand Property, as previously disclosed in prior filings).

         Therefore, as of the date of this Annual Report, management of the Company does not intend to proceed with the acquisition or development of the described properties as set out in item (iv) as disclosed in previous filings due to management's analysis that the properties do not contain the appropriate oil and gas development elements that form part of the Company's current focus and criteria for corporate oil and gas development initiatives.

EMPLOYEES

         As of the date of this Annual Report, the Company does not employ any persons on a full-time or on a part-time basis. The Company's President, CFO, and one of the Company's directors are primarily responsible for all day-to-day operations of the Company. Other services are provided by outsourcing and consultant and special purpose contracts. As the need arises and funds become available, however, management may seek employees as necessary in the best interests of the Company. The following lists and describes certain services performed for the Company by consultants. See "Item 10. Executive Compensation" and "Item 12. Certain Relationships and Related Transactions."

         CONSULTING AGREEMENT

         On November 10, 2003, the Company and International Market Trend AG ("IMT") entered into a financial consulting services agreement (the "Consulting Agreement") for a period of two years. Pursuant to the terms and provisions of the Consulting Agreement: (i) IMT shall provide financial and business development services to the Company; and (ii) the Company granted to IMT 950,000 (pre-forward Stock Split) stock options at the exercise price of $0.50 per share

         CONSULTING SERVICES AGREEMENT

         The Company and Investor Communications International, Inc. ("ICI") entered into a two-year consulting services and management agreement dated January 1, 1999 (the "Consulting Services Agreement"), whereby ICI performs a wide range of management, administrative, financial, marketing and public company services including, but not limited to, the following: (i) international business relations and strategy development, (ii) shareholder liaison, (iii) corporate public relations, press release and public information distribution,
(iv) property exploration management, including administration of metallurgical development, metallurgical liaison, BLM liaison, engineering company liaison, drilling administration, geologist liaison, mapping, survey and catalogue, geostatistical liaison, environmental research, geological reports compilation and due diligence efforts, (v) administration, including auditor and legal liaison, media liaison, corporate minutebook maintenance and record keeping, corporate secretarial services, printing and production, office and general duties, and (vi) financial and business planning services, including capital and operating budgeting, banking, bookkeeping, documentation, database records, preparation of financial statements and creation of annual reports. On January 1, 2001, the Company and ICI renewed the Consulting Services Agreement for an additional two-year period. Subsequent to January 1, 2003 and as of the date of this Annual Report, the Consulting Services Agreement has been terminated by mutual agreement.

COMPETITION

         The Company operates in a highly competitive industry. It competes with major oil companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate properties. Competition for the acquisition of oil and gas wells is intense. Many of the Company's competitors have financial and technological resources vastly exceeding those available to the Company. Many oil and gas properties and or leases or concessions are available in a competitive bidding process in which the Company may lack technological information or expertise available to other bidders. Therefore, the Company may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable oil and gas wells will be available for acquisition and development.

         In addition, the oil and gas business is subject to government regulation under which, among other things, rates of production from producing oil and gas wells may be fixed and the prices for gas produced from such wells may be limited. Moreover, increases in the amount of oil imported from foreign countries may occur. Governmental regulations relating to environmental matters could also require the Company to cease operations in certain areas.

GOVERNMENT REGULATION

         Federal, state and local authorities extensively regulate the oil and gas industry. The overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases profitability. Regulations affect various aspects of oil and gas drilling and production activities, including the pricing and marketing of oil and gas production, the drilling of wells (through permit and bonding requirements), the positioning of wells, the sharing of markets, production limitations, plugging and abandonment and restoration. These laws and regulations are under constant review for amendment or expansion.

         The Company's business operations are also subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. The Company could be forced to expend significant resources to comply with new laws or regulations or changes to current requirements. Federal, state and local environmental agencies have relatively little experience with the regulation of coal bed methane operations, which are technologically different from conventional oil and gas operations. This inexperience has created uncertainty regarding how these agencies will interpret air, water and waste requirements and other regulations to coal bed methane drilling, fracture stimulation methods, production and water disposal operations. The Company may be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between federal, state and local agencies.

RISK FACTORS

         The shares of the Company are highly speculative and involve an extremely high degree of risk. Shareholders of the Company should consider the following risk factors.

         OIL AND GAS PRICES ARE VOLATILE

         Management of the Company expects that markets for oil and gas will continue to be volatile. Any substantial or extended decline in the price of oil or gas would negatively affect the financial condition and results of operation of the Company. The Company's potential revenues, operating results, profitability, and future rate of growth depend heavily on prevailing market prices for oil and gas. A material decline could reduce potential cash flow and borrowing capacity, as well as the value and amount of reserves. Various factors beyond the Company's control can affect prices of oil and gas. These external factors and the volatile nature of the energy markets make it difficult to estimate future commodity prices.

         INADEQUATE CAPITAL TO FINANCE OPERATIONS

         If the Company is unable to realize revenues and could not obtain capital through financings or otherwise, the Company's ability to execute its development plans and achieve production levels could be greatly limited. Current development plans require the Company to make capital expenditures for the exploration and development of the oil and natural gas properties. Historically, the Company has funded its business operations through the issuance of equity and short-term financing arrangements. Additional financing may not be available to the Company on acceptable terms. Future cash flows and the availability of financing will be subject to a number of variables, including potential production and the prices of oil and natural gas. Issuing equity securities to satisfy the Company's financing requirements could case substantial dilution to existing shareholders. In addition, debt financing could lead to a diversion of cash flow to satisfy debt servicing obligations and create restrictions on business operations.

         ESTIMATES OF OIL AND GAS RESERVES ARE NOT PRECISE

         The Company's future reports may contain estimates of proved oil and gas reserves and the estimated future net revenues from such reserves. Actual results will likely vary from amounts estimated, and any significant variance could have a material adverse effect on the Company's future results of operation.

         Reserve estimates are based upon various assumptions, including assumptions required by the Securities and Exchange Commission rules and regulations relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are not precise. However, the likelihood of recovery of these reserves is considerably more likely than not.

         Actual future production, oil and gas prices, revenues, taxed, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from those estimates. Any significant variance could materially affect the estimated quantities and present value of such reserves as disclosed by the Company. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond the Company's control.

         GEOGRAPHICAL AND REGIONAL RISKS

         As a result of the Company's recent acquisition of Lexington, the Company's working interests are primarily located in the State of Oklahoma. The prices to be received by the Company for the natural gas production from these properties will be determined mainly by factors affecting the regional supply of and demand for natural gas. Based on studies, regional differences could cause published indices used generally to establish the price received for natural gas production in the United States to be higher than the market price to be received by the Company for natural gas produced from its properties. Reduced regional seasonal demand and inadequate pipeline transportation capacity linking the Company's production in this area to consuming regions are principal factors contributing to these price differentials. Continued volatility is expected to affect the future price to be received for natural gas produced from these properties.

         ACQUISITION ACTIVITIES MAY NOT BE SUCCESSFUL

         As part of the Company's growth strategy, additional acquisitions may be made of properties. Such acquisitions may pose substantial risks to the Company's business, financial condition and results of operations. In pursuing acquisitions, the Company competes with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if future acquisitions are completed, the following are some of the associated risks: (i) some of the properties may not produce revenues at anticipated levels; (ii) the Company may not be able to integrate acquired properties successfully which could result in substantial costs and delays or other operational, technical or financial problems; (iii) acquisitions could disrupt ongoing business operations, divert resources and make it difficult to maintain current business standards and procedures; (iv) future acquisitions may be financed by issuing common stock for some or all of the expenses, which could dilute the ownership interests of the Company's shareholders; and (v) additional debt may be incurred related to future acquisitions.

         COMPETITION

         The Company operates in a highly competitive industry. It competes with major oil companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world along with the equipment, labor and materials required to operate properties. Many of the Company's competitors have financial and technological resources vastly exceeding those available to the Company. Many oil and gas properties and or leases or concessions are available in a competitive bidding process in which the Company may lack technological information or expertise available to other bidders. Therefore, the Company may not be successful in acquiring and developing profitable properties in the face of this competition.

         FINANCIAL RISKS OF OIL AND GAS EXPLORATION

         The business of exploring for and developing oil and gas properties is an activity that involves a high degree of business and financial risk. Exploration and development decisions generally are based on various assumptions and subjective judgments that are speculative. It is impossible to predict accurately the ultimate production potential, if any, of a particular property or well. Moreover, the successful completion of an oil or gas well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomic or marginally economic.

         OPERATING RISKS AND ENVIRONMENTAL HAZARDS

         The oil and natural gas business involves operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could cause the Company a substantial loss.

         EXPLORATORY AND DEVELOPMENT DRILLING ACTIVITIES MAY NOT BE SUCCESSFUL

         The Company's future drilling activities may not be successful, and our management cannot be sure that the Company's overall drilling success rate or drilling success rate for activity within a particular area will not decline. In addition, the wells that the Company may not recover all or any portion of the Company's capital investment in the wells or the underlying leaseholds. The Company is currently in the early stages of various exploration projects and can offer no assurance that the development of these projects will occur as scheduled or that actual results will be in line with initial estimates. Unsuccessful drilling activities could negatively affect the Company's results of operations and financial condition. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in formation; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment. In addition, the Company may not be able to obtain any lease rights in potential drilling locations that the Company identifies. There is no guarantee that the potential drilling locations that the Company has or will identify will ever produce natural gas or oil.

         FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS

         Federal, state and local authorities extensively regulate the oil and gas industry. The overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases profitability. Regulations affect various aspects of oil and gas drilling and production activities, including the pricing and marketing of oil and gas production, the drilling of wells (through permit and bonding requirements), the positioning of wells, the sharing of markets, production limitations, plugging and abandonment and restoration. These laws and regulations are under constant review for amendment or expansion.

         The Company's business operations are also subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. The Company could be forced to expend significant resources to comply with new laws or regulations or changes to current requirements. Federal, state and local environmental agencies have relatively little experience with the regulation of coal bed methane operations, which are technologically different from conventional oil and gas operations. This inexperience has created uncertainty regarding how these agencies will interpret air, water and waste requirements and other regulations to coal bed methane drilling, fracture stimulation methods, production and water disposal operations. The Company may be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between federal, state and local agencies.

         DEPENDENCE ON TRANSPORTATION FACILITIES OWNED BY OTHERS

         The marketability of the Company's gas production depends in part on the availability, proximity and capacity of pipeline systems owned by third parties, and changes in contractual arrangements with these third parties could materially affect the Company's operations. In addition, federal and state regulation of gas and oil production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, and general economic conditions could adversely affect the Company's ability to transport its natural gas. Moreover, gas transportation contract may require the Company to transport minimum volumes of natural gas. If the Company should ship smaller volumes, the Company may be liable for the shortfall. Unforeseen events, including production problems or substantial decreases in the price or demand for natural gas, could cause the Company to ship less than the required volumes, resulting in losses on these contracts.

         DEPENDENCE ON KEY PERSONNEL

         The Company's success depends on the continued services of its executive officers and directors. The Company's key personnel include Mr. Grant Atkins, the President and a director of the Company, and Mr. Douglas Humphreys, a director. Loss of the services of these people could result in financial losses and interruptions in operations.


ITEM 2. PROPERTIES

         The Company is a natural resource exploration company engaged in the acquisition and development of oil and natural gas properties as described above. Except as described above regarding the oil and gas properties, the Company does not own any other real estate or properties. The Company leases office space and its offices are located at 7473 West Lake Mead Road, Las Vegas, Nevada 89128. Its telephone number is 702-382-5139 (toll free 888-848-7377) and its fax number is 702-385-1202.


ITEM 3. LEGAL PROCEEDINGS

         In 2003, the Company filed a complaint in the Second Judicial Court of the State of Nevada in and for the Count of Washoe (the "Court") against the Depository Trust Corporation, a foreign banking trust corporation ("DTC") to cause DTC to exit the Company's issue from its electronic clearing and settlement system. On or about June 4, 2003, the Securities and Exchange
Commission ("SEC") approved legislation and rule changes imposed by the Securities and Exchange Commission preventing companies with duly authorized majority shareholder based consents from unilaterally imposing the certificate only based transfer system applied for by the issuer on all of its shareholders, ruling in essence that certification is up to individual shareholders. Since the Company had not completed the successful exit of the Company's issue from DTC's nominee account or the Canadian Depository For Securities ("CDS") nominee account when the rules were changed, the Company must comply with the new securities legislation, and as a direct result, will remain a depository eligible issuer and not a certificate only issuer. As of March 9, 2004, the Company has filed a notice of voluntary dismissal with the Court, and thus litigation initiated originally to allow the Company to exit the electronic depository systems before the rules were changed has been discontinued.

         Except as disclosed above, management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties. As of the date of this Annual Report, no director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceeding, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOVEMBER 19, 2003 WRITTEN CONSENT

         On September 5, 2003, the Board of Directors approved the execution of the Agreement and certain other corporate action, including an amendment to the Company's Articles of Incorporation to effect a proposed change in the name of the Company to either "Lexington Resources, Inc." in the event the proposed transaction with Lexington was consummated, or to such other resulting name as the Board of Directors deemed appropriate to reflect proposed future business operations.

         The Board of Directors further authorized and directed the submission of an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement"). The preliminary Information Statement was filed with the Securities and Exchange Commission on September 29, 2003 and the definitive Information Statement was filed on November 3, 2003. The Information Statement was circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of ten (10) or less shareholders holding of record a majority of the outstanding shares of the Company's common stock (the "November 19, 2003 Written Consent"). As of September 30, 2003, (the "Record Date"), there were 521,184 shares of the Company's Common Stock issued and outstanding. The names of the shareholders who signed the November 19, 2003 Written Consent and their respective equity ownership of the Company as of the Record Date were as follows: (i) Alexander Cox holding of record 76,378 shares of common stock (14.7%); (ii) Intergold Mining Corporation holding of record 58,081 shares of common stock (11.1%); (iii) Investor Communications International Inc. holding of record 23,308 shares of common stock (4.5%); (iv) Newport Capital Corp. holding of record 13,594 shares of common stock (2.6%); and (v) TriStar Financial Services Inc. holding of record 106,527 shares of common stock (20.44%).

         The matters upon which action was taken effective November 19, 2003 pursuant to the November 19, 2003 Written Consent included the approval of an amendment to the Company's Articles of Incorporation to effectuate a proposed change in the name of the Company to "Lexington Resources, Inc." in the event the proposed transaction with Lexington Oil & Gas Ltd. was consummated, or to such other name as may be approved by the Board of Directors of the Company, in its sole and absolute discretion, to reflect proposed future business operation.

AUGUST 7, 2003 WRITTEN CONSENT

         On June 1, 2003, the Board of Directors authorized and directed the submission of an Information Statement pursuant to Section 14(c) of the

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


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Lexington Resources, Inc.'s Common Stock is traded on the OTC Bulletin Board under the symbol "LXRS". The market for the Company's Common Stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to the Company's Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                                      FISCAL YEARS ENDED
                  ------------------------------------------------------------
                  DECEMBER 31, 2003                  DECEMBER 31, 2002
                  ------------------------------------------------------------
                  HIGH BID          LOW BID          HIGH BID         LOW BID
                  ------------------------------------------------------------

First Quarter     $0.030            $0.010             $0.010           $0.010
Second Quarter    $0.030            $0.010             $0.049           $0.005
Third Quarter     $2.00             $2.00              $0.035           $0.012
Fourth Quarter    $4.250            $3.033             $0.025           $0.005

HOLDERS

         As of March 29, 2004, the Company had approximately 117 shareholders of record.

DIVIDENDS

         No dividends have ever been declared by the Board of Directors of the Company on its Common Stock. Holders of shares of Series A Preferred stock and Series B Preferred stock were entitled to receive, when, as, and if declared by the Board of Directors of the Company out of funds at the time legally available therefore, cash or stock dividends at an annual rate of 20%, payable annually in arrears, commencing January 1, 1999.

         On March 13, 2003, the holders of 6,200,000 Series A Preferred shares of stock elected to convert their shares to Common Stock. As a result, cumulative dividends totaling $1,371,475 became payable on March 15, 2003. Accordingly, the Company issued 38,953 (post-Reverse Stock Split) shares of Common Stock in exchange for the 6,200,000 Series A Preferred Stock and settlement of the dividend liability of $1,371,475 in accordance with the terms of the Series A Preferred Stock.

         On March 13, 2003, the holders of 2,510,000 Series B Preferred shares of stock elected to convert their shares to Common Stock. As a result, cumulative dividends totaling $995,550 became payable on March 15, 2003. Accordingly, the Company issued 15,004 (post-Reverse Stock Split) shares of Common Stock in exchange for the 2,510,000 Series B Preferred Stock and settlement of the dividend liability of $995,550 in accordance with the terms of the Series B Preferred Stock.

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

         The Reverse Stock Split was effectuated based on market conditions and upon a determination by the Board of Directors that the Reverse Stock Split was in the best interests of the Company and the shareholders. In the Board's judgment the Reverse Stock Split would result in the greatest marketability of the Common Stock based upon prevailing market conditions and the likely effect on the market price of the Common Stock and other relevant factors. The intent of the Reverse Stock Split was to increase the marketability of the Company's Common Stock.

         The Reverse Stock Split was effectuated on August 8, 2003 upon filing the appropriate documentation with NASDAQ. The Reverse Stock Split reduced the Company's issued and outstanding shares of Common Stock from 156,328,943 to approximately 521,184 shares of Common Stock. The Common Stock will continue to be $0.00025 par value.

FORWARD STOCK SPLIT

         On January 14, 2004, the Board of Directors of the Company pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of three-for-one of the Company's issued and outstanding shares of Common Stock (the "Forward Stock Split").

         The Forward Stock Split was effectuated based on market conditions and upon a determination by the Board of Directors that the Forward Stock Split was in the best interests of the Company and the shareholders. In the Board's judgment the Forward Stock Split would result in an increase in the Company's trading float of shares of Common Stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the Forward Stock Split was to increase the marketability of the Company's Common Stock.

         The Forward Stock Split was effectuated with a record date of January 26, 2004 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased the Company's issued and outstanding shares of Common Stock from 4,281,184 to approximately 12,843,552 shares of Common Stock. The Common Stock will continue to be $0.00025 par value.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

STOCK OPTION PLAN

         On August 7, 2003, the Board of Directors of the Company unanimously approved and adopted a stock option plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

         The Stock Option Plan is to be administered by the Board of Directors of the Company, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 1,000,000 shares as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan the Board of Directors shall fix and determine the exercise price at which shares of Common Stock of the Company may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to the Company.

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

         The Board of Directors shall determine the acceptable form of consideration for exercising a Stock Option, including the method of payment. Such consideration may consist entirely of : (i) cash; (ii) check, (iii) promissory note; (iv) other shares which (A) in the case of shares acquired upon exercise of a Stock Option, have been owned by the optionee for more than six months on the date of surrender, and (B) have a fair market value on the date of surrender equal to the aggregate exercise price of the shares as to which said Stock Option shall be exercised; (v) consideration received by the Company under a cashless exercise program implemented by the Company in connection with the Stock Option Plan; (vi) a reduction in the amount of any Company liability to the optionee; (vii) such other consideration and method of payment for the issuance of shares to the extent permitted by applicable laws; or (viii) any combination of the foregoing methods of payment.

         Notwithstanding the foregoing, any method of payment other than in case may be used only with the consent of the Board of Directors or if and to the extent so provided in an agreement.

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

         AMENDMENTS TO STOCK OPTION PLAN AND REGISTRATION STATEMENTS FILED

         Pursuant to the terms and provisions of the Agreement, the Company caused to be filed with the Securities and Exchange Commission on November 21, 2003 a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans". The S-8 registration statement became effective registering Stock Options under the Stock Option Plan in the amount of 1,000,000 shares at $0.50 per share.

         On November 19, 2003, the Board of Directors of the Company ratified, approved and confirmed the adoption of amendments to the Stock Option Plan, which provided authorization to the Board of Directors to grant up to 1,000,000 Stock Options to directors, officers, employees and consultants of the Company and its subsidiaries. Options granted under the stock Option Plan shall be at prices and for terms as determined by the Board of Directors with terms not to exceed ten (10) years.

         On December 31, 2003, the Board of Directors of the Company ratified, approved and confirmed the adoption of amendments to the Stock Option Plan, which provided authorization to the Board of Directors to grant up to 4,000,000 Stock Options to directors, officers, employees and consultants of the Company and its subsidiaries. Options granted under the Stock Option Plan shall be at prices and for terms as determined by the Board of Directors with terms not to exceed ten (10) years.

         As of the date of this Annual Report, the Company intends to cause to be filed with the Securities and Exchange Commission a second registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans". It is anticipated that the S-8 registration statement will become effective registering Stock Options under the Stock Option Plan in the aggregate amount of 1,000,000 shares as follows: (i) 500,000 shares exercisable at an exercise price of $1.00 per share; and (ii) 500,000 shares exercisable at an exercise price of $3.00 per share.

         STOCK OPTIONS GRANTED

         In accordance with the terms and provisions of the Stock Option Plan, and as of the date of this Annual Report, the Board of Directors of the Company has granted an aggregate of 2,000,000 Stock Options as follows (4,000,000 Stock Options post-Forward Stock Split): (i) 50,000 Stock Options (pre-Forward Stock Split) exercisable at $0.50 per share to Douglas Humphreys expiring February 12, 2013; (ii) 950,000 Stock Options (pre-Forward Stock Split) exercisable at $0.50 per share to IMT and/or IMT's employees or consultants who, in such capacities, rendered bona fide services on behalf of the Company (which all such shares were subject to the S-8 registration statement as filed with the Securities and Exchange Commission); (iii) 500,000 Stock Options (post-Forwrd Stock Split) exercisable at $1.00 per share to IMT and two directors; and (iv) 500,000 Stock Options (post-Forward Stock Split) exercisable at $3.00 per share to IMT and one director.

         STOCK OPTIONS EXERCISED

         Of the 4,000,000 aggregate Stock Options granted: (i) 868,870 Stock Options (pre-Forward Stock Split) have been exercised at $0.50 per share for $434,435 in settlement and assignment of debt in accordance with the terms of the respective notice and agreements of exercise of option (2,606,610 Stock Options post-Forward Stock Split); and (ii) 81,130 Stock Options have been exercised at $0.50 per share for $40,565 by employees or consultants of IMT in accordance with the terms of the respective notice and agreements of exercise of option (243,390 Stock Options post-Forward Stock Split). During fiscal year ended December 31, 2003, the Company entered into agreements with certain holders of debt of the Company whereby the Company agreed to accept the debt as consideration for the payment of the exercise price of Stock Options held by the debt holders, who had provided consulting services to the Company through a contract with a third party.

         As of the date of this Annual Report, an aggregate of 2,850,000 Stock Options have been exercised and the Company has issued an aggregate of 2,850,000 (post-Forward Stock Split) shares of its Common Stock to such optionees.

COMMON STOCK PURCHASE WARRANTS

         PRIVATE PLACEMENT OFFERING

         Pursuant to the terms of the private placement, the Company is offering 1,000,000 units in the capital of the Company (the "Unit"), at a subscription price of $2.50 per Unit, with each such Unit being comprised of one share of restricted Common Stock and one-half of one non-transferable share purchase warrant (the "Warrant"). Each such whole Warrant entitles the holder thereof to purchase one additional share of restricted Common Stock at an exercise price of $5.00 per Warrant for a period commencing on the date of the issuance of the Unit by the company and ending on December 31, 2004. As of the date of this Annual Report, the Company has sold 100,000 Units consisting of 100,000 shares of Common Stock and 50,000 Warrants.


                      Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------------
                           Number of Securities      Weighted-Average Exercise       Number of Securities
                            To be Issued Upon          Price of Outstanding        Remaining Available for
Plan Category          Exercise of Outstanding           Options, Warrants          Future Issuance Under
                          Options, Warrants                 and Rights            Equity Compensation Plans
                              and Rights                                            (excluding column (a))
                                  (a)                           (b)                          (c)
--------------------------------------------------------------------------------------------------------------
Equity Compensation                 n/a                          n/a                             n/a
Plans Approved by
Security Holders

Equity Compensation                50,000                        $5.00                         450,000
Plans Not Approved by
Security Holders -
Warrants

Total                              50,000
--------------------------------------------------------------------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES AND CHANGES IN CONTROL OF THE COMPANY

         As of the date of this Annual Report and during fiscal year ended December 31, 2003, to provide capital, the Company sold stock in private placement offerings, issued stock in exchange for debts of the Company or pursuant to contractual agreements as set forth below. See "Part III. Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

AGREEMENT

         Pursuant to the terms and provisions of the Agreement, on November 19, 2003, the Company issued 3,000,000 shares of its restricted Common Stock to the Lexington Shareholders in proportion to their respective holdings in Lexington.

PRIVATE PLACEMENT OFFERING

         As of the date of this Annual Report, the Company is engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Securities Act"). Pursuant to the terms of the private placement, the Company is offering 1,000,000 units in the capital of the Company (the "Unit"), at a subscription price of $2.50 per Unit, with each such Unit being comprised of one share of restricted Common Stock and one-half of one non-transferable share purchase warrant (the "Warrant"). Each such whole Warrant entitles the holder thereof to purchase one additional share of restricted Common Stock at an exercise price of $5.00 per Warrant for a period commencing on the date of the issuance of the Unit by the

Company and ending on December 31, 2004. As of the date of this Annual Report, the Company has sold 100,000 Units at $2.50 per Unit, consisting of 100,000 (pre-Forward Stock Split) shares of restricted Common Stock and 50,000 Warrants, for aggregate gross proceeds of $250,000. The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, assets and net estimated worth of the Company. The Company issued shares of restricted Common Stock to one investor, who was deemed an accredited investor as that term is defined under Regulation D. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.

DEBT SETTLEMENTS

         On October 15, 2003, the Board of Directors of the Company authorized the execution of a settlement agreement between the Company and ICI and the subsequent issuance of 100,000 shares of its restricted Common Stock (post-Reverse Stock Split) as follows:

         (a) The Company had incurred a debt to ICI for (i) prior services rendered by ICI to the Company pursuant to the Consulting Services Agreement before the acquisition of Lexington including, but not limited to, financial, administrative and managerial; and (ii) prior advances made by ICI to the Company as evidenced by certain promissory notes and accrued interest thereon. Therefore, the Company and ICI entered into a settlement agreement dated October 15, 2003 (the "ICI Settlement Agreement"). Pursuant to the terms of the ICI Settlement Agreement, (i) the Company agreed to settle the debt due and owing ICI by the issuance of 100,000 (pre-Forward Stock Split) shares of its restricted Common Stock; and (ii) ICI agreed to accept the issuance of the 100,000 (pre-Forward Stock Split) shares of restricted Common Stock as settlement and full satisfaction of a portion of the aggregate debt in the amount of $250,000 outstanding in connection with services rendered to the Company prior to the acquisition of Lexington.

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

         (c) The Company had incurred a debt inclusive of accrued interest in the aggregate amount of $600,164.60 to TriStar Financial Services, Inc. ("TriStar") for (i) prior services rendered by TriStar on behalf of the Company including, but not limited to, financial, administrative and managerial; and
(ii) prior advances made by TriStar to the Company evidenced by certain promissory notes and accrued interest thereon. Therefore, the Company and Tri Star entered into a settlement agreement dated March 25, 2003 (the "TriStar Settlement Agreement"). Pursuant to the terms of the TriStar Settlement Agreement, (i) the Company agreed to settle the $600,164.60 debt due and owing TriStar by the issuance of 30,008,230 shares of its restricted Common Stock at the rate of $0.02 per share (based on the average trading price of $0.013 per share on total volume of 1,382,900 shares of the Company's Common Stock trading on the OTC Bulletin Board from October 1, 2002 to January 17, 2003); and (ii) TriStar agreed to accept the issuance of the 30,008,230 shares of restricted Common Stock as settlement and full satisfaction of the aggregate debt due and owing it as of the date of the TriStar Settlement Agreement.

         On December 31, 2003, the Board of Directors of the Company authorized the execution of a settlement agreement between the Company and ICI, and the subsequent issuance of 868,870 (pre-Forward Stock Split) shares of its restricted Common Stock pursuant to notice and election of exercise of options as follows.

         (d) As of December 31, 2003, the Company was indebted to ICI in the amount of $434,435 (the "Debt") pursuant to services rendered pursuant to the Consulting Services Agreement and/or advances made. As of January 22, 2004, the Debt was settled (of which $234,435 had been completed as at December 31, 2003). Pursuant to the terms and provisions of the ICI Settlement Agreement,the $434,435 due and owing to ICI was assigned by ICI to certain designated holders of Stock Options as payment for the exercise of their respective Stock Options.

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

PARC PLACE INVESTMENTS AG

         On November 20, 2003, the Company and Parc Place Investments AG ("Parc Place") entered into a financial consulting services agreement (the "Financial Consulting Agreement"). Pursuant to the terms and provisions of the Financial Consulting Agreement: (i) Parc Place agreed to be engaged as a financial consultant to the Company and to render advice, consultation, information and services regarding corporate finance and other financial service matters; and
(ii) the Company agreed to issue finder's fees payable to Parc Place in the aggregate of twenty percent (20%) of private placement capital raised from European sources and received by the Company due to the direct efforts of Parc Place, such amount to be paid in cash up to a maximum of ten percent (10%) of the capital raised and balance by issuance of shares of its restricted Common Stock at $0.001 per share.

         As of the date of this Annual Report, the Company has issued nil shares of its restricted Common Stock to Parc Place pursuant to the terms of the agreement.

         However, on or about October 13, 2003, the Company agreed to issue 10,000 restricted shares of Common Stock at a deemed price of $1.11 per share as partial payment for a prior debt incurred.

FORWARD STOCK SPLIT

         On January 14, 2004, the Board of Directors of the Company pursuant to minutes of written consent in lieu of a special meeting authorized and approved the Forward Stock Split. The Forward Stock Split was effectuated with a record date of January 26, 2004 upon filing the appropriate documentation with NASDAQ. Pursuant to the Forward Stock Split, the Company issued an aggregate of approximately 8,562,368 shares of its Common Stock. The Forward Stock Split increased the Company's issued and outstanding shares of Common Stock from 4,281,184 to approximately 12,843,552 shares of Common Stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FOR THE PERIOD FROM SEPTEMBER 29, 2003 (INCEPTION) TO DECEMBER 31, 2003

         The Company's consolidated results of operations include those of Lexington since September 29, 2003 (inception) and those of the Company since the date of the acquisition of Lexington effective November 19, 2003.

         The Company's net loss for fiscal year ended December 31, 2003 was approximately ($42,149). During fiscal year ended December 31, 2003, the Company recorded no income.

         During fiscal year ended December 31, 2003, the Company recorded operating expenses of $42,149. During fiscal year ended December 31, 2003, the Company's operating expenses consisted primarily of: (i) $23,578 as general and administrative expenses; (ii) $9,410 as interest expense; and (iii) $9,161 as professional fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services and consulting costs.

         During fiscal year ended December 31, 2003, an aggregate of $120,000 was incurred payable to Investor Communications International, Inc. ("ICI") for amounts due and owing for operational management, administrative and financial services rendered. During fiscal year ended December 31, 2003, aggregate cash advances of $47,000 were made by ICI and other shareholders to the Company and interest accrued on such outstanding advances in the amount of $84,599. During fiscal year ended December 31, 2003, the Company paid $47,500. Also during fiscal year 2003, the Company settled $250,000 due to ICI through the issuance of 100,000 (pre-Forward Stock Split) shares of the Company's restricted Common Stock and a further $434,435 owing to ICI was assigned by ICI to certain designated holders of Stock Options as payment for the exercise of their respective Stock Options. The Company's President/Chief Executive Officer/Director, Grant Atkins, and Chief Financial Officer, Vaughn Barbon, were employed by ICI and part of the management team provided by ICI to the Company. During fiscal year ended December 31, 2003, ICI paid an aggregate of $19,625 and $15,000 to Grant Atkins and Vaughn Barbon, respectively, for services provided to the Company and its subsidiary.

         The Company and ICI entered into a two-year consulting services and management agreement dated January 1, 1999 (the "Consulting Services Agreement"), whereby ICI performs a wide range of management, administrative, financial, marketing and public company services including, but not limited to, the following: (i) international business relations and strategy development,
(ii) shareholder liaison, (iii) corporate public relations, press release and public information distribution, (iv) property exploration management, including administration of metallurgical development, metallurgical liaison, BLM liaison, engineering company liaison, drilling administration, geologist liaison, mapping, survey and catalogue, geostatistical liaison, environmental research, geological reports compilation and due diligence efforts, (v) administration, including auditor and legal liaison, media liaison, corporate minutebook maintenance and record keeping, corporate secretarial services, printing and production, office and general duties, and (vi) financial and business planning services, including capital and operating budgeting, banking, bookkeeping, documentation, database records, preparation of financial statements and creation of annual reports. On January 1, 2001, the Company and ICI renewed the Consulting Services Agreement for an additional two-year period. Subsequent to January 1, 2003, the Consulting Services Agreement has been terminated.

         As discussed above, the net loss incurred during fiscal year ended December 31, 2003 is attributable primarily to general and administrative expenses. The Company's net loss during fiscal year ended December 31, 2003 was approximately ($42,149) or $0.01 per share. The weighted average number of shares outstanding were 10,303,797 for fiscal year ended December 31, 2003
(which has been restated in accordance with the Reverse Stock Split of one-for-three hundred effected August 9, 2003 and the Forward Stock Split of three for one effected January 26, 2004).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

FISCAL YEAR ENDED DECEMBER 31, 2003

         As of fiscal year ended December 31, 2003, the Company's current assets were $351,870 and its current liabilities were $1,169,688, which resulted in a working capital deficit of $817,818. As of fiscal year ended December 31, 2003, the Company's total assets were $471,870 consisting of (i) $381,420 in cash;
(ii) $450 in prepaid expenses; and (iii) $120,000 in valuation of oil and gas properties. As of fiscal year ended December 31, 2003, the Company's total liabilities were $1,169,688 consisting of: (i) $350,000 in drilling obligations;
(ii) $796,467 to a related parties; and (iii) $23,221 in accounts payable and accrued liabilities.

         Stockholders' deficit for fiscal year ended December 31, 2003 was ($697,818).

         The Company has not generated positive cash flows from operating activities. For fiscal year ended December 31, 2003, net cash flows used in operating activities was ($58,323) consisting of: (i) ($42,149) net loss; (ii) ($15,724) in accounts payable; and (iii) ($450) in prepaid expenses.

         Net cash flows used in investing activities was ($119,100) for fiscal year ended December 31, 2003 consisting primarily of ($120,000) in acquisition of oil and gas properties.

         Net cash flows from financing activities was $528,843 for fiscal year ended December 31, 2003 consisting of: (i) $278,543 in advances payable; and
(ii) $250,300 in proceeds on sale of Common Stock.

PLAN OF OPERATION

         As of the date of this Annual Report, there has been no income realized from the business operations of the Company. The Company's primary source of financing during the prior fiscal years has been from proceeds received by the Company from (i) the conversion of Series A Preferred shares into shares of the Company's Common Stock at the redemption price of $0.25 per share; (ii) the conversion of Series B Preferred shares into shares of the Company's Common Stock at the redemption price of $0.50 per share; (iii) advances provided to the Company as debt; and (iv) private placement offerings.

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

FUNDING

         In accordance with the acquisition of Lexington, management of the Company anticipates a possible increase in operating expenses and capital expenditures relating to oil and gas operating properties and acquisitions. The Company may finance these expenses with further issuances of Common Stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next six months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict the Company's business operations.

MATERIAL COMMITMENTS

         A significant and estimated commitment for the Company for fiscal year 2004 is the principal amount of $790,345 of which $200,000 was assigned by ICI to IMT designated stock option holders.

         A significant and estimated commitment for the Company for fiscal year 2004 relate to the equity drilling agreements with three private investors (the "Funding Investors") for the funding for the Kellster No. 1 coal bed methane gas well. The Funding Investors each provided one-third of the Authorization For Expenditure ("AFE") capital estimated at $360,000 for the Kellster No. 1 coal bed methane gas well. As At December 31, 2003 $10,000 was advanced and the balance of $350,000 has been recorded as a drilling obligation.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 has not had any impact on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

         On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, as required, on July 1, 2003 with no material impact on its financial statements.

         In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not affect the Company's financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not affect the Company's financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). Fin 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not affect the Company's financial position or results of operations.


ITEM 7. FINANCIAL STATEMENTS

         The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements".

Index to Financial Statements

         Auditor's Report dated March 15, 2004
         Consolidated Balance Sheet
         Consolidated Statement of Operations
         Consolidated Statement of Stockholders' Equity
         Consolidated Statement of Cash Flows
         Notes to Consolidated Financial Statements

                            LEXINGTON RESOURCES, INC.
                        (Formerly Intergold Corporation)

                         (an exploration stage company)

                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2003





















INDEPENDENT AUDITORS' REPORT

CONSOLIDATED BALANCE SHEET

CONSOLIDATED STATEMENT OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENT OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Lexington Resources, Inc. (formerly Intergold Corporation).

We have audited the consolidated balance sheet of Lexington Resources, Inc. (formerly Intergold Corporation), an exploration stage company, as at December 31, 2003 and the consolidated statement of operations, stockholders' equity and cash flows for the period from September 29, 2003 (inception) to December 31, 2003 as described in Note 1 to the financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and its cash flows and the changes in stockholders' equity for the period from September 29, 2003 (inception) to December 31, 2003.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated any significant revenues from operations and requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             "DALE MATHESON CARR-HILTON LABONTE"

                                                           CHARTERED ACCOUNTANTS



Vancouver, B.C.
February 19, 2004, except for Note 11 which is dated March 12, 2004.

                            LEXINGTON RESOURCES, INC.
                        (Formerly Intergold Corporation)
                         (an exploration stage company)

                           CONSOLIDATED BALANCE SHEET


                                                               December 31, 2003
--------------------------------------------------------------------------------


CURRENT ASSETS
   Cash                                                             $  351,420
   Prepaid expenses                                                         450
-------------------------------------------------------------------------------
                                                                        351,870
OIL AND GAS PROPERTIES (Note 4)                                         120,000
-------------------------------------------------------------------------------
                                                                    $   471,870
===============================================================================



CURRENT LIABILITIES
   Accounts payable and accrued liabilities                         $    23,221
   Drilling obligations (Note 5)                                        350,000
   Due to related parties (Note 8)                                      796,467
-------------------------------------------------------------------------------

                                                                      1,169,688
-------------------------------------------------------------------------------

CONTINGENCIES AND COMMITMENTS (Notes 1, 4, 5 & 11)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 6)
   Common stock $.00025 par value; 200,000,000 shares authorized
   Preferred stock, $.001 par value; 75,000,000 shares authorized
Issued and outstanding:
      12,843,552 common shares                                            3,211
   Additional paid-in capital                                           761,937
   Common stock purchase warrants                                        12,500
   Deficit accumulated during the exploration stage                  (1,475,466)
-------------------------------------------------------------------------------

                                                                       (697,818)
-------------------------------------------------------------------------------

                                                                    $   471,870
===============================================================================

BASIS OF PRESENTATION (Note 1)

===============================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                            LEXINGTON RESOURCES, INC.
                        (Formerly Intergold Corporation)
                         (an exploration stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                             For the period from
                                               September 29, 2003 (inception) to
                                                               December 31, 2003
--------------------------------------------------------------------------------
                                                                        (Note 1)

EXPENSES
   General and administrative                             $    23,578
   Interest expense                                             9,410
   Professional fees                                            9,161
--------------------------------------------------------------------------------

                                                               42,149
--------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                     $ (42,149)
================================================================================




BASIC NET INCOME (LOSS) PER SHARE                              $(0.00)
================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 10,303,797
================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



                            LEXINGTON RESOURCES, INC.
                        (Formerly Intergold Corporation)
                         (an exploration stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     FOR THE PERIOD FROM SEPTEMBER 29, 2003 (INCEPTION) TO DECEMBER 31, 2003

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                        Additional    Common Stock       During
                                                  Common stock           Paid-In        Purchase      Exploration
                                             Shares         Amount       Capital        Warrants         Stage           Total
---------------------------------------------------------------------------------------------------------------------------------

Issued for cash at $.0001 per share         3,000,000       $    300   $          -     $      -     $         -      $       300
---------------------------------------------------------------------------------------------------------------------------------

Lexington balance, November 19, 2003        3,000,000            300              -            -                -             300
LRI balance, November 19, 2003 (Note 6)    10,593,552         39,833     15,981,933            -      (17,452,735)     (1,430,969)
Reverse acquisition recapitalization
adjustment                                 (3,000,000)       (37,485)   (15,981,933)           -       16,019,418               -
---------------------------------------------------------------------------------------------------------------------------------

Balance post-reverse acquisition           10,593,552          2,648              -            -       (1,433,317)     (1,430,669)
Private placement at $2.50 per unit           300,000             75        237,425       12,500                -         250,000
Issuance of common stock on exercise of
options                                     1,650,000            413        274,587            -                -         275,000
Issuance of common stock on settlement
of debt at
$2.50 per share                               300,000             75        249,925            -                -         250,000
Net loss, period ended December 31, 2003            -              -              -            -          (42,149)        (42,149)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                 12,843,552       $  3,211   $    761,937     $ 12,500     $ (1,475,466)    $  (697,818)
=================================================================================================================================



All share amounts have been restated to reflect the 300:1 reverse split in November 2003 and the 3:1 forward split in January 2004. (Refer to Note 6.)

The Stockholders' Equity Statement above reflects Lexington prior to the reverse acquisition and consolidated LRI post-reverse acquisition.


The accompanying notes are an integral part of these consolidated financial statements.

                            LEXINGTON RESOURCES, INC.
                        (Formerly Intergold Corporation)
                         (an exploration stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                          For the period from
                                                           September 29, 2003
                                                               (inception) to
                                                            December 31, 2003
------------------------------------------------------------------------------
                                                                     (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                 $ (42,149)
  Adjustments to reconcile net loss to net cash
    from operating activities:
  Changes in working capital assets and liabilities
       Prepaid expenses                                                 (450)
       Accounts payable                                              (15,724)
------------------------------------------------------------------------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                          (58,323)
------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash acquired on acquisition of Lexington Oil &
    Gas Ltd. Co.                                                         900
  Acquisition of oil and gas properties                             (120,000)
------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                         (119,100)
------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances payable                                                   278,543
  Proceeds on sale of common stock                                   250,300
------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                             528,843
------------------------------------------------------------------------------

INCREASE IN CASH                                                     351,420

CASH, BEGINNING OF PERIOD                                                  -
------------------------------------------------------------------------------

CASH, END OF PERIOD                                                $ 351,420
==============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 10.)


The accompanying notes are an integral part of these consolidated financial statements.

           LEXINGTON RESOURCES, INC. (FORMERLY INTERGOLD CORPORATION)
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2003
--------------------------------------------------------------------------------
NOTE 1:  NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

By Share Exchange Agreement dated November 19, 2003, Lexington Resources, Inc. (formerly Intergold Corporation) ("LRI" or "the Company"), a Nevada corporation, acquired 100% of the issued and outstanding shares of Lexington Oil & Gas Ltd. Co., (an exploration stage company) ("Lexington"), in exchange for 9,000,000 (3,000,000 pre January 2004 3:1 forward split) restricted shares of common stock of the Company representing 85% of the total issued and outstanding shares of the Company at the time. In connection with this transaction, Intergold changed its name to Lexington Resources, Inc. (Refer to Note 3.)

This acquisition has been accounted for as a reverse acquisition with Lexington being treated as the accounting parent and LRI, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of Lexington for the period from its inception on September 29, 2003 and those of LRI since the date of the reverse acquisition. There are no comparative financial statements presented as Lexington had no operations in 2002.

Lexington is an Oklahoma Limited Liability Corporation incorporated on September 29, 2003. Lexington is an exploration stage company which was formed for the purpose of the acquisition and development of oil and natural gas properties.

GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is an exploration stage company and its general business strategy is to acquire oil and gas properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of the carrying value of oil and gas properties is dependent upon the existence of economically recoverable reserves and the ability of the Company to obtain necessary financing to complete the development of those reserves, and upon future profitable production. To date, the Company has not generated revenues from operations, has a working capital deficiency of $817,818 and a stockholders' deficiency of $697,818, and will require additional funds to meet its obligations and the costs of its operations. Additional recurring operating losses are anticipated prior to the generation of operating income and such losses may be significant. The Company is planning additional ongoing equity financing by way of private placements to fund its obligations and operations. (Refer to Notes 5 and 11).

The Company's future capital requirements will depend on many factors, including costs of exploration of the properties, cash flow from operations, fluctuating oil and gas commodity pricing, costs to complete well production, if warranted, and competition and global market conditions. The Company's anticipated recurring operating losses and growing working capital needs will require that it obtain additional capital to operate its business. Further, the Company does not have sufficient funds on hand to complete the exploration of the properties. (Refer to Notes 4 and 5.)

The Company will depend almost exclusively on outside capital to complete the exploration and development of the oil and gas properties. Such outside capital will include the sale of additional stock and may include commercial borrowing and other sources of debt and/or advances. There can be no assurance that capital will be available as necessary to meet these continuing exploration and development costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the future success of the Company may be adversely affected.

Given the Company's limited operating history, lack of revenues, and recurring operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

LEXINGTON RESOURCES, INC. (FORMERLY INTERGOLD CORPORATION)
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------
NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Lexington Oil & Gas Ltd. Co. LLC ("Lexington"). Lexington was acquired by reverse acquisition on November 19, 2003. The acquisition of Lexington has been accounted for on the purchase method of accounting. All significant intercompany transactions and account balances have been eliminated.

OIL AND GAS PROPERTIES
The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company currently operates solely in the U.S.A.

Depletion and depreciation of the capitalized costs are computed using the units-of-production method based on the estimated proven reserves of oil and gas determined by independent consultants.

Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis. Costs, which include the costs of production equipment removal and environmental remediation, are estimated each period by management based on current regulations, costs, technology and industry standards. The charge is included in the provision for depletion and depreciation and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

The Company applies a ceiling test to capitalized costs to ensure that such costs do not exceed estimated future net revenues from production of proven reserves at year end market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, a write-down of carrying value is charged to depletion in the period.

EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing earnings (loss) for the period by the weighted average number of common shares outstanding for the period. Fully diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. The presentation is only of basic earnings (loss) per share as the effect of potential dilution of securities has no impact on the current period's basic earnings per share. Loss per share, as presented, has been restated to reflect all share splits described in Note 6. The weighted average number of shares outstanding prior to the reverse acquisition is deemed to be the number of shares issued in connection with the reverse acquisition being 9,000,000 (3,000,000 pre January 2004 3:1 forward split).

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

LEXINGTON RESOURCES, INC. (FORMERLY INTERGOLD CORPORATION)
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------
NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

STOCK-BASED COMPENSATION
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended December 31, 2003.

The Company has elected to account for stock-based employee compensation arrangements using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantial enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if future deductibility is uncertain.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 has not had any impact on the Company's financial position or results of operations.

LEXINGTON RESOURCES, INC. (FORMERLY INTERGOLD CORPORATION)
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------
NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred and becomes determinable, whereas under EITF Issue No. 94-3 a liability was recognized at the time of commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has not had any impact on the Company's financial position or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively fequired amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, as required, on July 1, 2003 with no material impact on its financial statements.

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 does not affect the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not have a material effect on the Company's financial statements.


NOTE 3 - ACQUISITION OF LEXINGTON OIL & GAS LTD. CO. LLC
--------------------------------------------------------------------------------

By Share Exchange Agreement dated November 19, 2003, the Company acquired 100% of the issued and outstanding shares of Lexington (an exploration stage company), in exchange for 9,000,000 (3,000,000 pre January 2004 3:1 forward split) restricted shares of common stock of the Company. As a result of this transaction the former stockholders of Lexington acquired approximately 85% of the total issued and outstanding shares of the Company as at November 19, 2003, resulting in a change in control of the Company.

LEXINGTON RESOURCES, INC. (FORMERLY INTERGOLD CORPORATION)
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------
NOTE 3 - ACQUISITION OF LEXINGTON OIL & GAS LTD. CO. LLC (CONT'D)
--------------------------------------------------------------------------------

During January, 2004, the parties to the Share Exchange Agreement, Orient Exploration Ltd. ("Orient"), Douglas Humphreys ("Humphreys"), the Company, Lexington, and Paluca Petroleum Inc. ("Paluca") reevaluated the terms of the original Share Exchange Agreement and upon further negotiations desired to modify the terms of the original agreement in the best interest of all parties such that: (i) 2,250,000 shares of restricted Common Stock of the Company held of record by Humphreys were transferred to Orient in consideration therefore;
(ii) the Company assigned to Humphreys a 5% carried working interest in every well drilled by the Company on the Wagnon Property; (iii) the Company agreed to allow Humphreys to participate up to an additional 5% working interest in every well drilled by the Company on the Wagnon Property; (iv) the Company agreed to transfer to Paluca certain assets previously acquired by the Company (which included working interests and net revenue interests in certain oil and gas leases located on the Doc Cole Property, the Atwood Booch Sand Property, the Jeneva Property and the Sasakwa Gilcrease Sand Property.

Management of the Company does not intend to proceed with the acquisition or development of the described properties as set out in item (iv) due to management's analysis that the properties do not contain the appropriate oil and gas development elements that form part of the Company's current focus and criteria for corporate oil and gas development initiatives. (See Note 11.)

Lexington is an Oklahoma Limited Liability Corporation incorporated on September 29, 2003 formed for the purpose of the acquisition and development of oil and natural gas properties in the United States, concentrating on coal bed methane gas acquisition and production initiatives.

This acquisition has been accounted for as a recapitalization using accounting principles applicable to reverse acquisitions with Lexington being treated as the accounting parent (acquirer) and LRI being treated as the accounting subsidiary (acquiree). The value assigned to the capital stock of consolidated LRI on acquisition of Lexington is equal to the book value of the capital stock of Lexington plus the book value of the net assets (liabilities) of LRI as at the date of the acquisition.

The  book  value  of  Lexington's   capital  stock  subsequent  to  the  reverse
acquisition is calculated and allocated as follows:

         Lexington capital stock                                    $       300
         LRI net assets (liabilities)                                (1,430,969)
                                                                    -----------

                                                                     (1,430,669)
         Charge to deficit on reverse acquisition                     1,433,317
                                                                    ------------

         Consolidated stock accounts post reverse acquisition       $     2,648
                                                                    ===========

These consolidated financial statements include the results of operations of Lexington since September 29, 2003 (inception) and the results of operations of LRI since the date of the reverse acquisition effective November 19, 2003. LRI's results of operations for the period from January 1, 2003 to September 30, 2003 have been reported in the Company's September 30, 2003 filing on Form 10-QSB. LRI's operations for the period from January 1, 2003 to November 18, 2003 have been disclosed in the table in Note 6.

The weighted average number of shares outstanding of LRI, for the period from July 26, 1996 (inception) to November 18, 2003, is deemed to be 9,000,000 being the number of shares issued by LRI to effect the reverse acquisition of Lexington.


NOTE 4 - OIL AND GAS PROPERTIES
--------------------------------------------------------------------------------

WAGNON LEASE
By agreement dated October 9, 2003, Lexington acquired an interest in a section of farm-out acreage with the intention to develop coal bed methane gas producing wells in Pittsburg County, Oklahoma in consideration of $120,000. Lexington holds a 100% working interest and a 75% revenue interest in approximately 590.2 gross undeveloped acreage of a potential gas producing property located in Pittsburg County, Oklahoma (the "Wagnon Property"). The gas interest relating to the Wagnon Property is pursuant to a farm-out agreement between Oak Hills Energy and the lessee of the Wagnon Property.

LEXINGTON RESOURCES, INC. (FORMERLY INTERGOLD CORPORATION)
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------
NOTE 4 - OIL AND GAS PROPERTIES (CONT'D)
--------------------------------------------------------------------------------

In February 2004 a well on the property (Kellster 1-5 Well) was put into production. The Company plans to drill another two to three wells on the Wagnon Property in the second quarter of 2004.

COAL CREEK PROSPECT
In March 2004 the Company agreed to conditional terms to lease approximately 2,500 acres to develop the Coal Creek Project in Hughes County, Oklahoma. (See
Note 11.)


NOTE 5:  DRILLING OBLIGATIONS
--------------------------------------------------------------------------------

During the period ended December 31, 2003 the Company entered into equity drilling agreements with 3 private investors (the "Funding Investors") for the funding for its first well. The Funding Investors each provided one-third of the Authorization For Expenditure ("AFE") capital estimated at $360,000 for the Company's first well, named Kellster 5-1. As at December 31, 2003 $10,000 was advanced and the balance of $350,000 has been recorded as a drilling obligation.

Wells to be drilled on the property will carry royalty interests totaling 25% to land owners and property interest holders and carried working interests of 5% to a land owner and 5% to a company related to a director of the Company. A company related to a director of the Company also owns a non-carried working interest of 10%.

The Funding Investors were provided an 80% working interest, 60% net revenue interest, in the well until their invested capital for the well is repaid, after which time the Funding Investors will revert to a 20.1% working interest, 15.075% net revenue interest in the Kellster 5-1 well located on the Wagnon Lease. Oakhills Energy, Inc., the operator of the well, will "back-in" to a reversionary 6.7% Working Interest after invested capital is repaid to the Funding Investors. Lexington will back-in to a reversionary 53.2% Working Interest.

In February 2004 the Company advanced the balance of the drilling funds and successfully completed its first well (Kellster 1-5) on the property. The Company plans to drill an additional two to three wells on this property in the second quarter of 2004.


NOTE 6:  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

The authorized capital of the Company consists of 200,000,000 voting common shares with $.00025 par value, and 75,000,000 non-voting preferred shares with $.001 par value.

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

FORWARD STOCK SPLIT
On January 26, 2004 the Company forward split its common shares on the basis of three new shares for each common share outstanding. The par value and the number of authorized but unissued shares of the Company's common stock was not changed as a result of the forward stock split.

Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the reverse stock split have been restated to reflect the one-for-three hundred reverse stock split and the three for one forward split on a retroactive basis.

LEXINGTON CAPITAL STOCK TRANSACTIONS DURING THE PERIOD SEPTEMBER 29, 2003 TO NOVEMBER 19, 2003: On September 29, 2003 Lexington issued 3,000,000 shares of its $.0001 par value common shares for total proceeds of $300.

LEXINGTON RESOURCES, INC. (FORMERLY INTERGOLD CORPORATION)
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------
NOTE 6:  STOCKHOLDERS' EQUITY (CONT'D)
--------------------------------------------------------------------------------

LRI CAPITAL STOCK TRANSACTIONS DURING THE PERIOD JANUARY 1, 2003 THROUGH NOVEMBER 19, 2003:
On March 15, 2003 the Company settled $1,260,027 in loans, notes and accrued interest in exchange for the issuance of 210,004 post-reverse-split shares of the Company's common stock.

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

In October 2003 the Company issued 30,000 common shares in settlement of $11,100 of accounts payable.

On November 19, 2003 the Company issued 9,000,000 restricted common shares to the shareholders of Lexington for a 100% interest in Lexington.

LRI STOCK OPTION TRANSACTIONS DURING THE YEAR ENDED DECEMBER 31, 2003:
On November 18, 2003, the Company granted 3,000,000 common stock options under the Company's Stock Option Plan to consultants to the Company, including 2,850,000 to International Market Trend AG ("IMT") and/or its designates. A consulting expense of $1,997,581 was recorded representing the fair value of the 3,000,000 options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected live of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 251%.

During November 2003, the Company issued 1,650,000 shares of common stock on the exercise of stock options at $0.167 per share for proceeds of $275,000 which was paid by way of offset of $234,435 originally advanced to the Company by ICI which was assigned by ICI to IMT designated option holders, and $40,565 originally advanced to the Company by an IMT designated option holder. (Refer to Note 7.)

On November 21, 2003 the Company registered 1,000,000 common stock options under an S-8.

LRI's changes in capital stock prior to and in connection with the reverse acquisition were as follows:


                                                                                       Additional
                                            Common Stock           Preferred Stock       Paid-in
                                             Number   Amount      Number     Amount      Capital      Deficit         Total
                                       ------------- ---------- ----------- ---------- ------------ ------------- -----------

Balance December 31, 2002,
As previously reported by LRI              257,135   $ 19,284    8,710,000   $ 8,710  $10,298,039  $(12,822,928)  $(2,496,895)
20% cumulative dividends payable on
Conversion of Series A Preferred                 -          -            -         -            -    (1,371,475)   (1,371,475)
stock
Expiry of Series A Preferred stock
  Share Purchase Warrant                         -          -            -         -       60,000             -        60,000
Issuance of common stock in
settlement
  of Cumulative dividend on converted
  Series A Preferred stock                  18,286      1,371            -         -    1,370,104             -     1,371,475
Issuance of common stock pursuant to
  Conversion of Series A Preferred          20,667      1,550   (6,200,000)   (6,200)       4,650             -             -
stock
20% cumulative dividends payable on
  Conversion of Series B Preferred               -          -            -         -            -      (995,550)     (995,550)
stock
Issuance of common stock in
settlement
  of Cumulative dividend on converted
  Series B Preferred stock                   6,637        498            -         -      995,052             -       995,550
Issuance of common stock pursuant to
  Conversion of Series B Preferred           8,367        628   (2,510,000)   (2,510)       1,882             -             -
stock
Issuance of common stock in
settlement
  of debt                                  210,092     15,752            -         -    1,244,277             -     1,260,027
                                       ------------- ---------- ----------- ---------- ------------ ------------- -----------
Balance post 300:1 reverse stock           521,184   $ 39,081            -   $     -  $13,974,004  $(15,189,953) $(11,768,868)
split
                                       ------------- ---------- ----------- ---------- ------------ ------------- -----------


LEXINGTON RESOURCES, INC. (FORMERLY INTERGOLD CORPORATION)
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------
NOTE 6:  STOCKHOLDERS' EQUITY (CONT'D)
--------------------------------------------------------------------------------



                                                                                       Additional
                                            Common Stock           Preferred Stock       Paid-in
                                             Number   Amount      Number     Amount      Capital      Deficit         Total
                                       ------------- ---------- ----------- ---------- ------------ ------------- -----------

Balance carried forward                    521,184   $ 39,081            -   $     -  $13,974,004  $(15,189,953) $(11,768,868)
Debt settlement                             10,000          2            -         -       11,098             -        11,100
LRI net loss for the period from
January 1, 2003 to November 19, 2003             -          -            -         -            -      (265,201)     (265,201)
Fair value of stock options granted
Concurrent with reverse acquisition              -          -            -         -    1,997,581    (1,997,581)            -
Issued to effect reverse acquisition     3,000,000        750            -         -         (750)                          -
                                       ------------- ---------- ----------- ---------- ------------ ------------- -----------

November 19, 2003 pre 3:1 split          3,531,184     39,833            -         -   15,981,933   (17,452,735)   (1,430,969)
3 to 1 forward split                     7,062,368          -            -         -            -             -             -
                                       ------------- ---------- ----------- ---------- ------------ ------------- -----------
LRI balance November 19, 2003           10,593,552   $ 39,833            -   $     -  $15,981,933  $(17,452,735) $ (1,430,969)
                                       ============= ========== =========== ========== ============ ============= ===========



LRI CAPITAL STOCK TRANSACTIONS POST NOVEMBER 19, 2003:
In November 2003, 1,650,000 stock options were exercised for $275,000, which was offset against advances payable as described above.

In November 2003, $250,000 of the advances due to ICI were settled with 100,000 shares of common stock.

In November 2003, as part of a 3,000,000 unit offering, the Company issued 300,000 units comprised of one restricted share of common stock and one-half share purchase warrant exercisable at $1.67 for total proceeds of $250,000. The fair value of the warrants is estimated to be $12,500 and is recorded as a separate component of stockholders' equity. The share purchase warrants expire on December 31, 2004.


NOTE 7:  EMPLOYEE STOCK OPTION PLAN
--------------------------------------------------------------------------------

Concurrent with the acquisition of Lexington, all prior stock option plans of LRI were cancelled. By Directors' Resolution dated November 19, 2003 the Company adopted a Stock Option Plan ("SOP"). The SOP provides authority for the Board to grant Options, for the purchase of a total number of shares of the Company's common stock, not to exceed 3,000,000 shares. The option period of options granted under the SOP shall be up to 10 years and the option price per share shall be no less than the fair market value of a share of common stock on the date of grant of the stock option.

A summary of the Company's stock options as of December 31, 2003, and changes during the period ended is presented below:

                                                    December 31, 2003
                                              -----------------------------
                                                                Weighted
                                                Number of        average
                                                 options     exercise price
     Outstanding at beginning of period                  -          $     -
     Granted November 19, 2003                   3,000,000       0.167/share
     Exercised November 24, 2003                (1,650,000)    (0.167)/share
                                              -------------- --------------

     Exercisable at end of period                1,350,000      $0.167/share
                                              ============== ==============

In January 2004, 1,200,000 stock options were exercised at $0.167 per share for proceeds of $200,000 which was paid by way of offset of $200,000 originally advanced to the Company by ICI which was assigned by ICI to IMT designated option holders.

LEXINGTON RESOURCES, INC. (FORMERLY INTERGOLD CORPORATION)
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------
NOTE 7:  EMPLOYEE STOCK OPTION PLAN (CONT'D)
--------------------------------------------------------------------------------

On December 31, 2003, the terms of the Company's SOP were altered, whereby the authorized total number of options was increased from 1,000,000 to 4,000,000 in anticipation of the Company's January 26, 2004 3 for 1 forward stock split. The number of shares authorized under the SOP is not otherwise altered as a result of the Company's forward and reverse stock splits.

On February 2, 2004, an additional 1,000,000 share options were granted; 500,000 exercisable at $1.00 and 500,000 exercisable at $3.00. The term of these options is five years.


NOTE 8:  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

LRI RELATED PARTY TRANSACTIONS DURING THE PERIOD JANUARY 1, 2003 TO NOVEMBER 19, 2003:
The Company, on January 1, 1999, entered into a management services agreement with Investor Communications, Inc. ("ICI") to provide management of the day-to-day operations of the Company for a two year term. The management services agreement requires monthly payments not to exceed $75,000 for services rendered. The Company's currently inactive subsidiary, International Gold Corporation, entered into a similar agreement on January 1, 1999 with Amerocan Marketing, Inc. ("Amerocan") with required monthly payments not to exceed $25,000 for services rendered for a two year term. Both agreements were extended for a further two year term to January 1, 2003. Subsequent to January 1, 2003, the Agreements with ICI and Amerocan expired and were not renewed.

On November  10,  2003,  the Company and  International  Market Trend AG ("IMT")
entered into a financial consulting services agreement (the "Consulting Agreement") for a period of one year. Pursuant to the terms and provisions of the Consulting Agreement: (i) IMT shall provide financial and general managerial and business development services to the Company; and (ii) the Company granted to IMT and/or its designees or employees, 2,850,000 stock options at the exercise price of $0.167 per share.

An officer and director of the Company has been contracted by ICI as part of the management team provided to the Company and its subsidiary. During the period ended November 19, 2003 a total of $110,000 (2002 - $96,900) was incurred to ICI which is also a significant shareholder, for managerial, administrative and investor relations services provided to the Company and its subsidiary. During the period ended November 19, 2003 ICI paid a total of $25,875 (2002 - $12,325) to this officer and director for services provided to the Company and its subsidiary. ICI also paid the Chief Financial Officer of the Company $13,750 for his services for the period ended November 19, 2003. In addition, during the period ended November 19, 2003, ICI and other shareholders paid expenses on behalf of the Company totaling $47,000 (2002 - $24,592). As of November 19, 2003, the Company owed ICI a total of $672,805 in accrued management fees payable, loans of $356,998 and interest of $282,477 accrued on outstanding loans and management fees payable, for a total of $1,312,280 (2002 - $1,044,247).

During the period ended November 19, 2003 the Company settled $1,260,027 in loans, notes and accrued interest due to related parties in exchange for the issuance of 630,276 shares of the Company's common stock.

LRI RELATED PARTY TRANSACTIONS NOVEMBER 20, 2003 THROUGH DECEMBER 31, 2003:
An officer and director of the Company has been contracted by ICI as part of the management team provided to the Company and its subsidiary. During the period November 19, 2003 through December 31, 2003 a total of $10,000 was incurred to ICI, a significant shareholder, for managerial, administrative and investor relations services provided to the Company and its subsidiary. As of December 31, 2003 the Company owed ICI a total of $448,370 in management fees payable which have accrued as described above, loans of $59,498, and interest of $282,477 accrued at 10% per annum on outstanding loans and unpaid management fees payable, for a total of $790,345. (Refer to Note 11)

A private company owned by a director of the Company has been assigned a 5% carried Working Interest in each well to be drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate his services relating to operation and completion of wells to be located on the Wagnon Lease. In addition, after all capital costs relating to drilling on wells relating to the Wagnon Lease are repaid to the private Funding Investors, the director of the Company will back-in to a further reversionary 5.0% Working Interest in each well to be located on the Wagnon Lease. After well drilling capital is repaid, the director will have a total 10.0% Working Interest in each well to be located on the Wagnon Lease. (Refer to Notes 4 and 5.)

LEXINGTON RESOURCES, INC. (FORMERLY INTERGOLD CORPORATION)
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------
NOTE 9:  INCOME TAXES
--------------------------------------------------------------------------------

The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2003, the Company had net operating loss carry forwards that may be available to reduce future years' taxable income and will expire between the years 2006 - 2023. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.


NOTE 10 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
--------------------------------------------------------------------------------

                                                    Period ended December
                                                           31, 2003
       ------------------------------------------------------------------
       Cash paid during the period for:
                Interest                                 $     -
                Income taxes                             $     -
       ------------------------------------------------------------------


During the period November 19, 2003 through December 31, 2003 the Company settled $250,000 of advances due to ICI for 300,000 shares of common stock. The Company also issued 1,650,000 common shares on the exercise of stock options at $0.167 per share for the offset of prior advances (refer to Note 6).


NOTE 11: SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

During January, 2004, the parties to the Share Exchange Agreement, Orient Exploration Ltd. ("Orient"), Douglas Humphreys ("Humphreys"), the Company, Lexington, and Paluca Petroleum Inc. ("Paluca") re-evaluated the terms of the original Share Exchange Agreement and upon further negotiations desired to modify the terms of the original agreement in the best interest of all parties such that: (i) 2,250,000 shares of restricted Common Stock of the Company held of record by Humphreys were transferred to Orient in consideration therefore;
(ii) the Company assigned to Humphreys a 5% carried working interest in every well drilled by the Company on the Wagnon Property; (iii) the Company agreed to allow Humphreys to participate up to an additional 5% working interest in every well drilled by the Company on the Wagnon Property; (iv) the Company agreed to transfer to Paluca certain assets previously acquired by the Company (which included working interests and net revenue interests in certain oil and gas leases located on the Doc Cole Property, the Atwood Booch Sand Property, the Jeneva Property and the Sasakwa Gilcrease Sand Property).

Management of the Company does not intend to proceed with the acquisition or development of the described properties as set out in item (iv) due to management's analysis that the properties do not contain the appropriate oil and gas development elements that form part of the Company's current focus and criteria for corporate oil and gas development initiatives.

In  order  to  reflect  the  revised   operating   arrangement   resulting  from
modifications to the original terms of the Share Exchange Agreement the following two agreements were simultaneously executed:

HUMPHREYS/ORIENT AGREEMENT
On January 21, 2004, Orient and Douglas Humphreys, a director of the Company ("Humphreys") entered into an agreement (the "Humphreys/Orient Agreement"). Pursuant to the terms and provisions of the Humphreys/Orient Agreement:
Humphreys agreed to transfer 2,250,000 shares of restricted Common Stock of the Company held of record by Humphreys to Orient in consideration therefore.

LEXINGTON RESOURCES, INC. (FORMERLY INTERGOLD CORPORATION)
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------
NOTE 11: SUBSEQUENT EVENTS (CONT'D)
--------------------------------------------------------------------------------

PALUCA AGREEMENT
On January 21, 2004, the Company, Lexington. ("Paluca Petroleum Inc. ("Paluca") and Humphreys entered into an agreement whereby: (i) the Company assigned to Humphreys a 5% carried working interest in every well drilled by the Company on the Wagnon Property; (ii) the Company agreed to allow Humphreys to participate up to an additional 5% working interest in every well drilled by the Company on the Wagnon Property; (iii) Humphreys agreed to waive any and all other claims, debts or obligations owed to Humphreys by the Company or by Lexington, and (iv) the Company agreed to transfer to Paluca certain assets previously acquired by the Company (which included working interests and net revenue interests in certain oil and gas leases located on the Doc Cole Property, the Atwood Booch Sand Property, the Jeneva Property and the Sasakwa Gilcrease Sand Property.

WAGNON FARM OUT
Lexington completed the drilling of the Kellster 1-5 well on its Wagnon farm-out prospect in February 2004. The well is currently in production.

COAL CREEK PROJECT
In March 2004 the Company obtained an option to purchase an undivided 95% interest in approximately 2,500 net leasehold acres in 5 sections of the Coal Creek Prospect located in Hughes and Pittsburg Counties, in the State of Oklahoma. The option to purchase is valid until approximately April 11, 2004. The Company paid a deposit of $50,000 towards the option in March 2004 and in order to earn the option must pay a further acreage fee up to $637,500.

STOCK AND STOCK OPTION TRANSACTIONS SUBSEQUENT TO DECEMBER 31, 2003 Refer to Notes 6 and 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's principal independent accountant from August 9, 2000 to the current date is Labonte & Co., #610 - 938 Howe Street, Vancouver, British Columbia V6Z 1N9. Effective January 1, 2004, LaBonte & Co. merged with Dale Matheson Carr-Hilton Chartered Accountants pursuant to which the name of the Company's principal independent accountant changed to Dale Matheson Carr-Hilton LaBonte ("DMCL"). DMCL's address will remain at #610 - 938 Howe Street, Vancouver, British Columbia until approximately mid-summer of 2004. Thereafter, DMCL's address will be 1140 West Pender St., Vancouver, British Columbia, Canada.


ITEM 8A. CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of the Company's management, including Grant Atkins, the Company's Chief Executive Officer ("CEO") and Vaughn Barbon, the Company's Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, Mr. Atkins and Mr. Barbon concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     On December 31, 2003, the Board of Directors appointed additional directors as required to fulfill development roles with the Company and for the establishment of the audit committee. To be effective April 30, 2004, Mr. Steve Jewett and Mr. Norman MacKinnon will be appointed to the Board of Directors. As of the date of this Annual Report, the directors and executive officers of the Company are Mr. Grant Atkins, President/Chief Executive Officer and a director, Mr. Vaughn Barbon, Treasurer/Chief Financial Officer, and Douglas Humphreys, a director. As of April 30, 2004, the directors and executive officers of the Company will be as follows:

Name                      Age               Position with the Company
----                      ---               -------------------------

Grant R. Atkins           43                President/Chief Executive Officer
                                            and Director

Vaughn Barbon             47                Treasurer/Chief Financial Officer

Douglas Humphreys         51                Director

Norman MacKinnon          68                Director

Steve Jewett              65                Director

         BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

         GRANT ATKINS has been the President/Chief Executive Officer of the Company since 2001 and a director of the Company since September 1998. Mr. Atkins has provided an organization and administrative role in the Company since its formation. For the past ten years, Mr. Atkins has been self-employed and has acted as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. During 1998 and through the current date, Mr. Atkins has provided consulting services through Investor Communications International, Inc. Mr. Atkins is a member of the board of directors of GeneMax Corp., a publicly traded biotechnology corporation specializing in the discovery and development of immunotherapeutics aimed at the treatment and eradication of cancer and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection.

         VAUGHN BARBON is the Treasurer/Chief Financial Officer of the Company. Mr. Barbon has been active in the financial arena of both private and public companies for over 22 years. He has been responsible for the implementation and control of accounting procedures for a number of companies. Mr. Barbon attended the University of Victoria majoring in Political Science and Economics. After attending the University, he immediately began working for international banking institutions, holding various positions including bank auditor and the branch manager of a large commercial banking unit. He has a strong accounting background completing numerous financial and business evaluation programs at a number of extended learning institutions, including City University. Mr. Barbon brings a strong background in financial accounting for public companies.

         DOUGLAS HUMPHREYS is a director of the Company and was the managing director of Lexington Oil & Gas Ltd. Co., and also serves as president of Oak Hills Energy, Inc., an oil and gas operating company based in Holdenville, Oklahoma that acts as "operator" to Lexington. Mr. Humphreys is in charge of all oil and gas operations. As managing director of Lexington Oil & Gas Ltd. Co., Mr. Humphreys brings a wealth of experience in the oil and gas development business. He has been active in the industry for over 30 years, mostly in his home state of Oklahoma and in surrounding oil and gas rich regions. His knowledge of the business comes from hands-on experience helping to build several oil and gas producing companies to prominence, as well as playing a personal role in the development of over 1,100 wells.

         Mr. Humphreys began his career with the Tide West Oil Company, which he helped to found. Tide West Oil Company focused on exploration and production in the min-continent U.S. region and became a notable participant and was one of the largest operators in the Austin Chalk Play in South Texas. By 1992, Tide West Oil was recognized as the seventh fastest growing oil and gas company in the United States as ranked by The Oil & Gas Journal. During his tenure with Tide West Oil Company, Mr. Humphreys acted as production superintendent and later as operations manager. He gained a thorough understanding of a wide variety of oil and gas operations and was directly responsible for overseeing drilling projects from very shallow to deep wells of over 21,000 feet in depth He also led the company's efforts in implementing horizontal drilling as that new technology emerged in the 1980's. Tide West Oil also operated two subsidiary companies, Square D Drilling and TWT Trucking, in order to better control costs and increase the profitability of its core business of oil and gas production. Mr. Humphreys assumed the role of vice president of both of these businesses, which eventually gave Tide West Oil the ability to act as a fully integrated operator. Success in the Texas and Oklahoma regions made Tide West Oil a desirable takeover target and in 1996, HS Resources approached Tide West Oil Company. HS Resources was seeking to grow its operating base and bolster assets, which at that time positioned the company in the top 30 largest publicly, traded oil companies. Tide West Oil was sold to HS Resources in a deal that valued the company at over $200 million, based on the established operations that included 549 wells in 5 states. Mr. Humphreys stayed with HS Resources and became manager of mid-continent operations. His primary role was to oversee exploration and production on the properties in the mind continent region.

         Mr. Humphreys has a comprehensive network of oil and gas industry contacts that compliment his corporate development skills. He is truly a veteran oilman with a proven ability to bring oil and gas assets from acquisition through to production. He is an active member of the Holdenville, Oklahoma community where he resides and is a well-known figure within oil and gas circles. Mr. Humphreys graduated in 1975 from Southwest Oklahoma State University with a degree in Business Administration and Geology.

         NORMAN J.R. MACKINNON will be a director of the Company effective April 30, 2004. Mr. MacKinnon articled with Peat, Marwick, Mitchell (now KPMG), and qualified as a Chartered Accountant in 1961. From 1962 to1964, Mr. MacKinnon was Audit manager with Griffiths & Griffiths. In 1965, Mr. MacKinnon started his own accounting practice. From 1968 to 1972, Mr. MacKinnon was president & chief executive officer of Imaginaction International Ltd., a venture capital company, involved with start-ups and acquisitions. From 1972 to1984, Mr. MacKinnon was Senior Partner, specializing in taxation, for the public practice firm of MacKinnon, Sapera, Lewis & McDonald. From 1972 to the present, Mr. MacKinnon has served on the Board of numerous public companies, assisting in the finance function. He has also been involved in the development of several private companies. Mr. MacKinnon has acted in many Public Service roles throughout his career, including serving on various committees of the B.C. Institute of Chartered Accountants, serving on the board of the Borstal Association of British Columbia, of which he was made a life member, serving on the board of the Greater Vancouver Crime Stoppers for 7 years and was director for a term on the United Community Services Board.

         STEVE JEWETT will be a director of the Company effective April 30, 2004. Mr. Jewett received his Chartered Accountant designation in 1964 and spent several years in industry as a Treasurer and Controller of companies in Vancouver, British Columbia as well as in New York and San Francisco. In 1973 Mr. Jewett returned to Vancouver to enter public practice and was a partner in a Chartered Accountancy practice, Clark & Company, until 1978. He then organized his own practice, as a sole practitioner, which has continued through the current date. During his career, Mr. Jewett was auditor of many public companies. He now restricts his practice to compilation and income tax engagements. Mr. Jewett is a member in good standing of The Canadian Institute of Chartered Accountants and the Institute of Chartered Accountants of British Columbia.


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

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

         As of the date of this Annual Report, the Company has appointed Messrs. Jewett and MacKinnon as members to the audit committee to be effective April 30, 2004. Each member of the audit committee will be "independent" within the meaning of Rule 10A-3 under the Securities Exchange Act of 1934, as amended. The audit committee will be organized effective April 30, 2004, and will operate under a written charter adopted by the Board of Directors on February 2, 2004. A copy of the audit committee charter is attached to this Annual Report as exhibit 10.22.

         Previously, the respective role of an audit committee has been conducted by the Board of Directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2003.

CODE OF ETHICS

         At this time, the Company has not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. The Company expects to adopt a formal Code of Ethics during the current fiscal year.


ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

         As of the date of this Annual Report, none of the directors or officers of the Company are compensated for their roles as directors or executive officers. Officers and directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. The Company presently has no pension, health, annuity, insurance, profit sharing or similar benefit plans. Mr. Atkins and Mr. Barbon previously derived remuneration from the Company directly and through Investor Communications International, Inc. ("ICI"), which provided a wide range of management, financial and administrative services to the Company. See "Summary Compensation Table" below.

         Executive compensation is subject to change concurrent with the Company's requirements. None of the officers and directors of the Company are officers or directors of ICI, nor does the Company own of record capital stock of ICI.

SUMMARY COMPENSATION TABLE

                               Annual Compensation        Awards   Payouts
                              ---------------------      --------  -------
                                 $      $       $       $     #      $
Name/Position     Year       Salary  Bonus   Other     RSA Options  LTIP   Other
-------------     ----       ------  -----   -----     --- ------- ------  -----
                                                  (1)
Grant Atkins      2000          0      0    $57,500     0     0       0      0
Pres./Director    2001          0      0     12,500     0     0       0      0
                  2002          0      0      3,300     0     0       0      0
                  2003          0      0     19,625     0     0   100,000    0

                                                  (1)
Vaughn Barbon     2003          0      0    $15,000     0     0       0      0
CFO
--------------------------------------------------------------------------------
 (1)
  Received pursuant to respective contractual arrangements between the Company and ICI.

STOCK OPTION PLAN

         Of the 4,000,000 (post-Forward Stock Split) Stock Options granted, 2,850,000 (post-Forward Stock Split) Stock Options have been exercised. The table below reflects the Stock Options originally granted to directors, executive officers, affiliates or shareholders holding greater than 5% of the equity in the Company, and the respective percentage of Stock Options granted to such person in relation to the aggregate total of 4,000,000 Stock Options granted (without taking into consideration the exercise of any Stock Options.)


         OPTIONS/SAR GRANTS TABLE
--------------------------------------------------------------------------------
Name               Number of    Percent of Total   Exercise Price      Date of
                  Securities    Options Granted                      Expiration
                  Underlying
                    Options
--------------------------------------------------------------------------------

                          (2)
D. Humphreys       150,000          2.50%              $0.50          02/12/2013

                          (1)(2)
International    2,850,000                             $0.50          02/12/2013
 Market Trend AG   495,000                              1.00          12/31/2008
                   400,000         92.25%               3.00          12/31/2008

Norman MacKinnon     2,500          0.01%              $1.00          12/31/2008

Stephen Jewett       2,500          0.01%              $1.00          12/31/2008

Grant Atkins       100,000          5.00%              $3.00          12/31/2008

Total            2,000,000        100.00%
--------------------------------------------------------------------------------

         (1) The Company granted to IMT and/or its employees/designates 950,000 (pre Forward Stock Split) Stock Options (which such Stock Options were subject to an S-8 registration statement filed with the Securities and Exchange Commission on November 21, 2003).

         (2) The 150,000 Stock Options and the 2,850,000 Stock Options granted to Mr. Humphreys and IMT, respectively, reflect the Forward Stock Split. Stock Options originally granted to Mr. Humphreys and IMT were 50,000 and 950,000, respectively.

         AGGREGATED OPTIONS/SAR EXERCISES
--------------------------------------------------------------------------------
Name   Shares Acquired  Value Realized   Number of Securities      Value of
        On Exercise                     Underlying Unexercised  Unexercised in-
                                                Options        the-money Options
--------------------------------------------------------------------------------
                   (1)
IMT       2,850,000        $475,000              -0-                 -0-

--------------------------------------------------------------------------------
         (1) Pursuant to certain notice and agreements of exercise of options, certain employees or consultants of IMT exercised 2,606,610 (868,870 pre-Forward Stock Split) Stock Options at the exercise price of $0.50 per share for $434,435 in settlement and assignment of debt and 243,390 (81,130 pre-Forward Stock Split) Stock Options at the exercise price of $0.50 per share for aggregate proceeds of $40,565 to acquire 243,390 (81,130 pre-Forward Stock Split) shares of the Common Stock of the company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Annual Report.

         As of the date of this Annual Report, there are 14,043,552 shares of Common Stock issued and outstanding.
--------------------------------------------------------------------------------
Title of Class        Name and Address         Amount and Nature     Percent of
                    of Beneficial Owner       of Beneficial Owner     of Class
--------------------------------------------------------------------------------
                                                             (2)
Common Stock         Douglas Humphreys                150,000            17.84%
                     7545 Highway 270
                     Holdenville, Oklahoma
                     74848

                                                             (1)(3)
Common Stock         Orient Explorations Ltd.       3,000,000            21.36%
                     P.O. Box 97 Leeward
                     Highway, Provinciales
                     Turks & Caicos Islands

                                                             (4)
Common Stock         Grant Atkins                     100,000             0.71%
                     435 Martin Street
                     Suite 2000
                     Blaine, Washington 98230

Common Stock         Vaughn Barbon                        -0-                0%
                     435 Martin Street
                     Suite 2000
                     Blaine, Washington 98230

                                                             (5)
Common Stock         Steve Jewett                       2,500              .02%
                     435 Martin Street
                     Suite 2000
                     Blaine, Washington 98230

                                                             (6)
Common Stock         Norman MacKinnon                   2,500              .02%
                     628 - 470 Granville Street
                     Vancouver, British Columbia
                     Canada V6C 1V5

                                                             (7)
Common Stock        All officers and directors        255,000             1.1.%
                    as a group (5 persons)
------------------------------------------------------------------
         (1) These are restricted shares of Common Stock.

         (2) This figure includes the assumption of the exercise of an aggregate of 150,000 post-Forward Stock Split (50,000 pre-Forward Stock Split) Stock Options into 150,000 shares of Common Stock at the rate of $0.50 per share expiring February 12, 2013. As of the date of this Annual Report, none of the Stock Options have been exercised.

         (3) The sole shareholder of Orient Explorations Ltd. is Meridan Trust with an office at 1 Carribean Plaza, Provinciales, Turks & Caicos Islands, British West Indies. The sole director of Orient Explorations Ltd. is Cockburn Directors Ltd. Harry Dempsey, with an office at Cockburn House, P.O. Box 70, Market Street, Cockburn Town, Grand Turks, Turks & Caicos Islands. Mr. Dempsey has the sole exclusive voting and disposition rights regarding shares of Common Stock.

         (4) This figure includes the assumption of the exercise of an aggregate of 100,000 Stock Options into 100,000 shares of Common Stock at the rate of $3.00 per share expiring December 31, 2008. As of the date of this Annual Report, no Stock Options have been exercised.

         (5) Mr. Jewett's appointment as a director of the Company will be effective as of April 30, 2004. This figure includes the assumption of the exercise of an aggregate of 2,500 Stock Options into 2,500 shares of Common Stock at the rate of $1.00 per share expiring December 31, 2008. As of the date of this Annual Report, no Stock Options have been exercised.

         (6) Mr. MacKinnon's appointment as a director of the Company will be effective as of April 30, 2004. This figure includes the assumption of the exercise of an aggregate of 2,500 Stock Options into 2,500 shares of Common Stock at the rate of $1.00 per share expiring December 31, 2008. As of the date of this Annual Report, no Stock Options have been exercised.

         (7) This figure includes the assumption of the exercise of an aggregate of 255,000 Stock Options into 255,000 shares of Common Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING AGREEMENT

         On November 10, 2003, Lexington and International Market Trend AG ("IMT") entered into a financial consulting services agreement (the "Consulting Agreement") for a period of two years. Pursuant to the terms and provisions of the Consulting Agreement: (i) IMT shall provide financial and business development services to the Company; and (ii) Lexington granted to IMT 950,000 stock options at the exercise price of $0.50 per share.

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

         In connection therewith, Grant Atkins, the President/Chief Executive Officer/director of the Company, and Vaughn Barbon, the Chief Financial Officer of the Company, were employed by ICI and part of the management team provided by ICI to the Company, and derived remuneration from ICI for such services rendered to the Company. During fiscal year ended December 31, 2003, Mr. Atkins was paid by ICI approximately $19,625 and Mr. Barbon was paid by ICI approximately $15,000 for services rendered through ICI to the Company.

         The officers/directors of the Company may be engaged in other businesses, either individually or through partnerships and corporations, in which they may have an interest, hold an office or serve on the boards of directors. Certain conflicts of interest, therefore, may arise between the Company and such officer/director. Such conflicts can be resolved through the exercise by such officer/director of judgment consistent with his fiduciary duties to the Company. Messrs. Atkins, Humphreys and Barbon intend to resolve any such conflicts in the best interests of the Company. Moreover, the officers and directors of the Company will devote his time to the affairs of the Company as they deem necessary.

         Notwithstanding the above described contractual relations, there were no other transactions or series of transactions for the fiscal year ended December 31, 2003, nor are there any currently proposed transactions, or series of the same to which the Company is a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Section 78.7502 of the Nevada Revised Statutes contains provisions for indemnification of the officers and directors of the Company. Nevada law provides for indemnification (which may eliminate any personal liability of a director to the Company or its shareholders for monetary damages for gross negligence or lack of care in carrying out the director's fiduciary duties) if a director or officer acts in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company. A director or officer may be indemnified as to any matter in which he successfully defends himself.

         The officers and directors of the Company are accountable to the shareholders of the Company as fiduciaries, which means such officers and directors are required to exercise good faith and integrity in handling the Company's affairs.

         A shareholder may be able to institute legal action on behalf of himself and all other similarly situated shareholders to recover damages where the Company has failed or refused to observe the law. Shareholders may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights, including rights under certain federal and state securities laws and regulations. Shareholders who have suffered losses in connection with the purchase or sale of their interest in the Company due to a breach of a fiduciary duty by an officer or director of the Company in connection with such sale or purchase including, but not limited to, the misapplication by any such officer or director of the proceeds from the sale of any securities, may be able to recover such losses from the Company.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense or any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

         The Company has no agreements with any of its directors or executive officers providing for indemnification of any such persons with respect to liability arising out of their capacity or status as officers and directors.

         At present, there is no pending litigation or proceeding involving a director or executive officers of the Company as to which indemnification is being sought.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as part of this Annual Report.

               10.1 Share Exchange Agreement dated November 19, 2003 and
                    effective February 10, 2003.

               10.2 Stock  Option  Plan  of  Lexington  Resources,   Inc.  dated
                    February 2, 2004.

               10.3 Financial Consulting Services Agreement between Lexington
                    Resources, Inc. and International Market Trend AG dated November 10, 2003.

               10.4 Charter of Audit Committee of Lexington Resources, Inc.

               31.1 Certification  of Chief Executive  Officer  Pursuant to Rule
                    13a-14(a) or 15d-14(a) of the Securities Exchange Act.

               31.2 Certification  of Chief Financial  Officer  Pursuant to Rule
                    13a-14(a) or 15d-14(a) of the Securities Exchange Act.

               32.1 Certification of Chief Executive Officer and Chief Financial
                    Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

         (b) Reports on Form 8-K.

               (1)  Report on Form 8-K filed on April 6, 2004.

               (2) Report on Form 8-K filed March 31, 2003 and amended April 1, 2003.

               (3)  Report on Form 8-K filed November 21, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         During fiscal year ended December 31, 2003, the Company incurred approximately $15,000 in fees to its principal independent accountant for professional services rendered in connection with audit of the Company's financial statements for fiscal year ended December 31, 2003 and for the review of the Company's financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

         During fiscal year ended December 31, 2002, the Company incurred approximately $16,065 in fees to its principal independent accountant for professional services rendered in connection with audit of the Company's financial statements for fiscal year ended December 31, 2002 and for the review of the Company's financial statements for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002.

         During fiscal year ended December 31, 2003, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-relates services, actuarial services or valuation services.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEXINGTON RESOURCES, INC.


Dated: April 5, 2004                      By: /s/ GRANT ATKINS
                                              ----------------------------------
                                              Grant Atkins, President/Chief
                                              Executive Officer



Dated: April 5 , 2004                     By: /s/ VAUGHN BARBON
                                              ----------------------------------
                                              Vaughn Barbon, Treasurer/Chief
                                              Financial Officer