Form 10QSB
period 2004-03-31
LEXINGTON RESOURCES INC
filed 2004-05-17
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                         Commission file number 0-25455

                              LEXINGTON RESOURCES, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                88-0365453
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                            7473 West Lake Mead Road
                             Las Vegas, Nevada 89128
                    (Address of Principal Executive Offices)

                   (702) 382-5139 (Issuer's telephone number)

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

              Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

                                       N/A

         Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                        Yes                No
                                              -------      -------

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                  Outstanding as of May 17, 2004

Common Stock, $.00025 par value        14,483,352*

*After taking into effect the reverse stock split of one-for-three hundred shares of common stock effected August 8, 2003 and the forward stock split of three-for-one shares of common stock effected January 26, 2004.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
____________________________




                            LEXINGTON RESOURCES, INC.

                         (an exploration stage company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2004

                                   (unaudited)



















CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS




                            LEXINGTON RESOURCES, INC.
                         (an exploration stage company)

                       INTERIM CONSOLIDATED BALANCE SHEET



                                                                                              March 31, 2004    December 31,
                                                                                                                    2003
_______________________________________________________________________________________________________________________________
                                                                                                (unaudited)

                                                            ASSETS

CURRENT ASSETS
   Cash                                                                                           $  146,036      $   351,420
   Prepaid expenses                                                                                        -              450
   Accounts Receivable                                                                                58,190                -
_______________________________________________________________________________________________________________________________
                                                                                                     204,226          351,870

OIL AND GAS PROPERTIES (Note 4)                                                                      502,621          120,000
_______________________________________________________________________________________________________________________________

                                                                                                  $  706,847      $   471,870
============================================================================================= ================ ================


                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                                       $   48,813      $    23,221
   Drilling obligations (Note 5)                                                                     480,000          350,000
   Due to related parties (Note 8)                                                                   790,360          796,467
_______________________________________________________________________________________________________________________________

                                                                                                   1,319,173        1,169,688
_______________________________________________________________________________________________________________________________

CONTINGENCIES AND COMMITMENTS (Notes 1, 4, 5 & 7)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 6)
   Common stock $.00025 par value: 200,000,000 shares authorized
   Preferred stock, $.001 par value: 75,000,000 shares authorized
Issued and outstanding:
   14,043,552 common shares                                                                            3,511            3,211
     Additional paid-in capital                                                                    3,950,858          761,937
   Common stock purchase warrants                                                                     12,500           12,500
    Deficit accumulated during the exploration stage                                              (4,579,195)      (1,475,466)
_______________________________________________________________________________________________________________________________

                                                                                                    (612,326)        (697,818)
_______________________________________________________________________________________________________________________________

                                                                                                  $  706,847      $   471,870
===============================================================================================================================


            The accompanying notes are an integral part of these interim consolidated financial statements.

                                       2



                            LEXINGTON RESOURCES, INC.
                         (an exploration stage company)

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)

                                                                                                                 For the period
                                                                                               Three months    from Sept 29, 2003
                                                                                              Ended March 31     (inception) to
                                                                                                                    March 31
                                                                                                   2004              2004
_______________________________________________________________________________________________________________________________
                                                                                                 (Note 1)          (Note 1)

OIL AND GAS REVENUE                                                                               $   40,690        $   40,690
DEPLETION                                                                                              2,679             2,679
_______________________________________________________________________________________________________________________________
OPERATING INCOME                                                                                      38,011            38,011
_______________________________________________________________________________________________________________________________

EXPENSES
   Consulting - stock based (Note 7)                                                               2,989,221         2,989,221
   General and administrative                                                                                          170,865
                                                                                                     138,126
   Interest expense                                                                                                     23,803
                                                                                                      14,393
_______________________________________________________________________________________________________________________________

                                                                                                   3,141,740         3,183,889
_______________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                                                                         $ (3,103,729)     $ (3,145,878)
========================================================================== ================= ================= =================




BASIC NET LOSS PER SHARE                                                                          $    (0.23)
========================================================================== ================= =================

WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                                                                           13,766,629
========================================================================== ================= =================

           The accompanying notes are an integral part of these interim consolidated financial statements.






                            LEXINGTON RESOURCES, INC.
                         (an exploration stage company)

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                          For the period from
                                                                                 For the three month       September 29, 2003
                                                                                  period ended March           (inception) to
                                                                                            31, 2004           March 31, 2004
______________________________________________________________________________________________________________________________
                                                                                     (Note 1)                (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                                    $  (3,103,729)          $   (3,145,878)
  Adjustments to reconcile net loss to net cash from operating activities:
       Non-cash consulting fees                                                           2,989,221                2,989,221
       Oil and gas depletion                                                                  2,679                    2,679
  Changes in working capital assets and liabilities
       Prepaid expenses                                                                         450                        -
       Accounts receivable                                                                  (58,190)                 (58,190)
       Accounts payable                                                                      25,592                    9,868
       Accrued interest payable                                                              14,393                   14,393
       Accrued and unpaid fees payable                                                       30,000                   30,000
______________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                                 (99,584)                (157,907)
______________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash acquired on acquisition of Lexington Oil & Gas Co. LLC                                     -                      900
  Oil and gas properties                                                                   (385,300)                (505,300)
______________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                (385,300)                (504,400)
______________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances payable                                                                          279,500                  558,043
  Proceeds on sale of common stock                                                                -                  250,300
______________________________________________________________________________________________________________________________

NET CASH FLOWS FROM FINANCING ACTIVITIES                                                    279,500                  808,343
______________________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                                                (205,384)                 146,036

CASH, BEGINNING OF PERIOD                                                                   351,420                        -
______________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                                      $  146,036                $ 146,036
==============================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 10.)



        The accompanying notes are an integral part of these interim consolidated financial statements.


LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
________________________________________________________________________________
(unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

________________________________________________________________________________

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

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
________________________________________________________________________________
(unaudited)

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
________________________________________________________________________________

Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis. Costs, which include the costs of production equipment removal and environmental remediation, are estimated each period by management based on current regulations, costs, and technology and industry standards. The charge is included in the provision for depletion and depreciation and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

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

EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing earnings (loss) for the period by the weighted average number of common shares outstanding for the period. Fully diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. The presentation is only of basic earnings (loss) per share as the effect of potential dilution of securities has no impact on the current period's basic earnings per share. Loss per share, as presented, has been restated to reflect all share split described in Note 6. The weighted average number of shares outstanding prior to the reverse acquisition is deemed to be the number of shares issued in connection with the reverse acquisition being 9,000,000 shares (3,000,000 pre January 2004 3:1 forward split).

REVENUE RECOGNITION
Revenue associated with the sale of crude oil and natural gas is recorded when title passes to the customer. Revenues from crude oil and natural gas production from properties in which the Company has an interest with other producers are recognized on the basis of the Company's net working interest.

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

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
________________________________________________________________________________
(unaudited)


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
________________________________________________________________________________

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


NOTE 3 - ACQUISITION OF LEXINGTON OIL & GAS LTD. CO. LLC
________________________________________________________________________________

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

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
________________________________________________________________________________
(unaudited)

NOTE 3 - ACQUISITION OF LEXINGTON OIL & GAS LTD. CO. LLC (CONT'D)
________________________________________________________________________________

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

In  order  to  reflect  the  revised   operating   arrangement   resulting  from
modifications to the original terms of the Share Exchange Agreement the following two agreements were simultaneously executed:

HUMPHREYS PURCHASE AND SALE AGREEMENT
On January 21, 2004, Orient and Douglas Humphreys, a director of the Company ("Humphreys") entered into a purchase and sale agreement (the "Humphreys Purchase and Sale Agreement"). Pursuant to the terms and provisions of the Humphreys Purchase and Sale Agreement: Humphreys agreed to transfer 2,250,000 shares of restricted Common Stock of the Company held of record by Humphreys to Orient in consideration therefore.

PALUCA AGREEMENT
On January 21, 2004, the Company, Lexington., Paluca, and Humphreys entered into an agreement whereby: (i) the Company assigned to Humphreys a 5% carried working interest in every well drilled by the Company on the Wagnon Property; (ii) the Company agreed to allow Humphreys to participate up to an additional 5% working interest in every well drilled by the Company on the Wagnon Property; (iii) Humphreys agreed to waive any and all other claims, debts or obligations owed to Humphreys by the Company or by Lexington, and (iv) the Company agreed to transfer to Paluca certain assets previously acquired by the Company (which included working interests and net revenue interests in certain oil and gas leases located on the Doc Cole Property, the Atwood Booch Sand Property, the Jeneva Property and the Sasakwa Gilcrease Sand Property.

Lexington is an Oklahoma Limited Liability Corporation incorporated on September 29, 2003 formed for the purpose of the acquisition and development of oil and natural gas properties in the United States, concentrating on coal bed methane gas acquisition and production initiatives.

Orient Exploration Ltd. is a private corporation that owns 9,000,000 restricted common shares in the capital of the Company obtained during the reverse takeover of Lexington Oil & Gas Ltd. Co.

Paluca Petroleum Inc. is a private Oklahoma based oil and gas services company owned by Doug Humphreys and related parties thereto. Some of the services provided by Humphreys to the Company are provided through this business entity. Mr. Humphreys is the President of Paluca Petroleum Inc.

Doug Humphreys is a director of the Company and is the drilling operations manager of Lexington Oil & Gas Ltd. Co., and also consults to Oak Hills Energy, Inc., an oil and gas operating company based in Holdenville, Oklahoma that acts as "operator" to Lexington. Mr. Humphreys is in charge of oil and gas operations in Oklahoma.


NOTE 4 - OIL AND GAS PROPERTIES
________________________________________________________________________________

WAGNON LEASE
By agreement dated October 9, 2003, Lexington acquired an interest in a section of farm-out acreage with the intention to develop coal bed methane gas producing wells in Pittsburg County, Oklahoma in consideration of $120,000. Lexington holds a 100% working interest and a 75% net revenue interest in approximately
590.2 gross undeveloped acreage of a potential gas producing property located in Pittsburg County, Oklahoma (the "Wagnon Property"). The Company's interest relating to the Wagnon Property is subject to farm-out agreements equating to 20% working interst between Paluca, Oak Hills Energy and the lessee of the Wagnon Property.

Two directors of Lexington Resources, Inc. were minority owners in Oak Hills Energy, Inc. in 2003. Their interest in Oak Hills was purchased by the majority shareholder on January 26, 2004.

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
________________________________________________________________________________
(unaudited)


NOTE 4 - OIL AND GAS PROPERTIES (CONT'D)
________________________________________________________________________________

In February 2004 a well on the property (Kellster 1-5 Well) was put into production and has been producing since the middle of February 2004. The Company plans to drill two further wells on the Wagnon Property in the second quarter of 2004. During the period ended March 31, 2004 the Company spent $300,300 in well drilling costs on the Wagnon property.

COAL CREEK PROSPECT
In March 2004 the Company obtained an option to purchase an undivided 95% interest in approximately 2,500 net leasehold acres in 5 sections of the Coal Creek Prospect located in Hughes and Pittsburg Counties, in the State of Oklahoma. The option to purchase was extended from April 11, 2004 and was valid until April 27, 2004. On April, 27, 2004, the Company completed the purchase of available acreage in the aggregate amount of 1,536 acres. The Company paid a deposit of $50,000 towards the option in March 2004 and an additional $200,000 in April 2004 in order to extend the the option to April 27, 2004, and a further $172,565 to complete the purchase of the aforesaid lands.
PANTHER CREEK PROSPECT
In March 2004 the Company purchased a 3 year lease of approximately 300 acres located in five separate sections to develop the Panther Creek Project in Hughes County, Oklahoma for $35,000.

SOUTH LAMAR PROSPECT
In March 2004 the Company agreed to conditional terms to purchase a farm-out of 960 acres located in three separate sections to develop the South Lamar Prospect.


NOTE 5:  DRILLING OBLIGATIONS
________________________________________________________________________________

During the period ended December 31, 2003 the Company entered into drilling agreements with 3 private investors (the "Funding Investors") for the funding for the Kellster 5-1 well. The Funding Investors each provided one-third of the Authorization For Expenditure ("AFE") capital estimated at $360,000 for the drilling and completion of the Kellster 5-1. As at March 31, 2004 the Company successfully completed the drilling of this well. An additional $120,000 has been received from one of the private investors as of March 31, 2004, of the expected $720,000 to commence drilling on the next two wells named the Kyndal 2-2 and Bryce 3-2 under the same terms as the Kellster 1-5 which are planned to be drilled in the second quarter.

Wells to be drilled on the property will carry royalty interests totaling 25% to land owners and property interest holders and carried working interests of 5% to a land owner and 5% to a company related to a director of the Company. A company related to a director of the Company, Paluca Petroleum, Inc., also owns a non-carried working interest of 10%. Douglas Humphreys is a director of Lexington Resources, Inc. and is the president of Paluca Petroleum, Inc. a private family owned Oklahoma corporation.

The Funding Investors are provided an 80% working interest, 60% net revenue interest, in the wells until their invested capital for each well is repaid, after which time the Funding Investors will revert to a 20.1% working interest, 15.075% net revenue interest in the wells located on the Wagnon Lease. Oakhills Energy, Inc., the operator of the well, will "back-in" to a reversionary 6.7% Working Interest after invested capital is repaid to the Funding Investors. The Company will back-in to a reversionary 53.2% Working Interest. The Company's obligation to the Funding Investors is limited to the production revenues generated from the wells. Accordingly, if the well is unsuccessful the drilling obligation will be written off when such determination is made.


NOTE 6:  STOCKHOLDERS' EQUITY
________________________________________________________________________________

The authorized capital of the Company consists of 200,000,000 voting common shares with $.00025 par value, and 75,000,000 non-voting preferred shares with $.001 par value.

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
________________________________________________________________________________
(unaudited)

NOTE 6:  STOCKHOLDERS' EQUITY (CONT'D)
________________________________________________________________________________

FORWARD STOCK SPLIT
On January 26, 2004 the Company forward split its common shares on the basis of three new shares for each common share outstanding. The par value and the number of authorized but unissued shares of the Company's common stock was not changed as a result of the forward stock split.

Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the forward stock split have been restated to reflect the one for three forward split on a retroactive basis.

On January 22, 2004 the Company issued 400,000 pre forward split shares of its common stock, upon the exercise of 400,000 pre forward split stock options at $0.50 per share for proceeds of $200,000, which was paid by way of offset of $200,000 originally advanced to the Company by Investor Communications Inc. ("ICI") which was assigned by ICI to IMT designated option holders as described in Note 7.


NOTE 7:  EMPLOYEE STOCK OPTION PLAN
________________________________________________________________________________

Concurrent with the acquisition of Lexington, all prior stock option plans of the Company were cancelled. By Directors' Resolution dated November 19, 2003 the Company adopted a Stock Option Plan ("SOP"). The SOP provides authority for the Board to grant Options, for the purchase of a total number of shares of the Company's common stock, not to exceed 1,000,000 pre forward split shares. The option period of options granted under the SOP shall be up to 10 years and the option price per share shall be no less than the fair market value of a share of common stock on the date of grant of the stock option.

In connection with the reverse acquisition as described in Note 3, the Company granted 1,000,000 pre forward split options to consultants to the Company, including 950,000 to International Market Trend AG ("IMT") and/or its designates. In accordance with accounting principles applicable to accounting for business combinations, the fair value of the stock options granted in connection with a business combination was included in the determination of the purchase price. The fair value of these options at the date of grant of $1,997,581 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 251%.

A summary of the Company's stock options as of March 31, 2004, and changes during the period ended is presented below:

                                                       March 31, 2004
                                               _____________________________
                                                                 Weighted
                                                 Number of        average
                                                  options     exercise price
     Outstanding at beginning of period           1,350,000    $ 0.167/share
     Exercised January 22, 2004                  (1,200,000)    (0.167)/share
     Grant February 2, 2004                       1,000,000       2.00/share
                                               ______________________________

     Exercisable at end of period                 1,150,000      $1.76/share
                                               ============== ===============

In January 2004, 1,200,000 stock options (400,000 pre forward split shares) were exercised at $0.167 per share ($0.50 per pre forward split share) for proceeds of $200,000 which was paid by way of offset of $200,000 originally advanced to the Company by ICI which was assigned by ICI to IMT designated option holders.

On December 31, 2003, the terms of the Company's SOP were altered, whereby the authorized total number of options was increased from 1,000,000 pre forward split shares to 4,000,000 shares.

On February 2, 2004, an additional 1,000,000 share options were granted; 500,000 exercisable at $1.00 and 500,000 exercisable at $3.00. The term of these options is five years. The fair value of these options at the date of grant of $2,989,221 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 251% and has been recorded as a consulting expense in the period ended March 31, 2004. (Refer to Notes 8 and 11)

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
________________________________________________________________________________
(unaudited)

NOTE 8:  RELATED PARTY TRANSACTIONS
________________________________________________________________________________

An officer and director of the Company has been contracted by ICI as part of the management team provided to the Company and its subsidiary. Although the formal arrangement for services to be provided by ICI to the Company ended on December 31, 2003, a month to month arrangement to provided services to the Company has been agreed to as a transitional measure. During the quarter ended March 31, 2004, a total of $30,000 (2003 - $110,000) was incurred to ICI for managerial, administrative and investor relations services provided to the Company and its subsidiary. As of March 31, 2004 the Company owed ICI a total of $483,370 in management fees payable which have accrued as described above, loans of $65,998, and interest of $95,778 accrued at 10% per annum on outstanding loans and unpaid management fees payable, for a total of $645,146 (2003 - $1,312,280).

During the period ended March 31, 2004 the Company settled $200,000 of the amounts due to ICI in exchange for the issuance of 400,000 pre forward split shares of the Company's common stock by way of exercising options at $0.50 per share.

Paluca Petroleum Inc. has been assigned a 5% carried Working Interest in each well to be drilled on the Wagnon lease, as partial compensation for its involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for Paluca's services relating to operation and completion of wells to be located on the Wagnon Lease. In addition, after all capital costs relating to drilling on wells relating to the Wagnon Lease are repaid to the private Funding Investors, Paluca has the right to purchase an additional 5% working interest in each well to be located on the Wagnon Lease. As of March 31, 2004 the Company has recorded $17,500 as a receivable from Paluca as full payment to be received for an additional 5% working interest of the Kellster 1-5. (Refer to Notes 4 and 5.)

Of the 1,000,000 stock options granted on February 2, 2004, 105,000 were granted to officers and directors and 895,000 stock options were granted to IMT. IMT is a services consultant to the Company engaged since November, 2003 for an initial 12 month period to provide corporate planning, strategy and negotiations, internet based consulting, and general business consulting services as required by the Company. (Refer to Note 7.)


NOTE 9:  INCOME TAXES
________________________________________________________________________________

The Company has adopted FASB No. 109 for reporting purposes. As of March 31, 2004, the Company had net operating loss carry forwards that may be available to reduce future years' taxable income and will expire between the years 2006 - 2023. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.


NOTE 10 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
________________________________________________________________________________

                                                           Period ended March
                                                                31, 2004
                   _____________________________________________________________
                   Cash paid during the period for:
                            Interest                                   $     -
                            Income taxes                               $     -
                   _____________________________________________________________

During the quarter ended March 31, 2004 the Company:

1. settled $200,000 of advances due to ICI for 400,000 pre-forward split shares of common shares on the exercise of stock options at $0.50 per share for the offset of prior advances in the amount of $200,000 (refer to Note 6);

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
________________________________________________________________________________
(unaudited)

NOTE 10 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
________________________________________________________________________________

2. issued 1,000,000 stock options in payment for consulting fees. A non-cash expense of $2,989,221 has been recorded in connection with these options. (See Note 7.)


NOTE 11: SUBSEQUENT EVENTS
________________________________________________________________________________

SOUTH LAMAR PROSPECT
By agreement dated April 21, 2004, Lexington Oil & Gas acquired an interest in a three section of farm-out acreage with the intention to develop coal bed methane gas producing wells in Hughes County, Oklahoma in consideration of $120,000. Lexington holds a 100% working interest and a 78.5% net revenue interest in 960 gross undeveloped acreage of a potential gas producing property located in Hughes County, Oklahoma (the "South Lamar Prospect"). The Company also holds all other zones except for the Thurman and Jefferson formations. Other zones will be evaluated for potential drilling opportunities. The term of the lease is two years.

COAL CREEK PROSPECT
On April 27, 2004 the Company closed the purchase of a lease of 1,536 acres of the Coal Creek CBM Prospect located in Hughes County, in the State of Oklahoma. The Company has paid a total of $422,500 pursuant to the Coal Creek Lease Purchase Agreement. Lexington concluded the purchase of the Coal Creek property as per the Agreement dated March 11, 2004. Under the terms of the purchase of these leases, Lexington has an undivided 95% working interest in subject lands and a minimum of 79% net revenue interest. The terms of the leases are for two years.

CONVERTIBLE PROMISSORY NOTE
On April 29, 2004 the Company received $400,000 (four hundred thousand) from an individual in exchange for a Convertible Promissory Note. The term of the note is for one year at prime U.S. prime plus 1%. The investor has the right to convert principal and interest of the note at anytime at $5.00 per common share.

PRIVATE PLACEMENT
On May 3, 2004 the Company concluded and issued 400,000 restricted common shares at $2.50 per share plus one-half warrant at $5.00 per share for each share purchased. The total amount raised in this financing was $1,000,000. A finders fee of 39,800 restricted common shares was paid pursuant to the transaction.

STOCK OPTIONS
In April 2004 the Company registered 500,000 common stock options under an S-8 Registration Statement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

         Lexington Resources, Inc. is a corporation organized under the laws of the State of Nevada (the "Company"). The Company currently trades on the OTC Bulletin Board under the symbol "LXRS" and on the Frankfurt and Berlin Stock Exchanges under the symbol "LX1"; WKN: A0BKLP.

CURRENT BUSINESS OPERATIONS

         The Company is a natural resource exploration company engaged in the acquisition and development of oil and gas properties in the United States. The Company expects to weight its future development initiatives towards gas production. The Company is committed to developing into a profitable independent oil and gas producer through systematically expanding operations by acquiring new drilling targets and booking new reserves while organizing drilling and production initiatives on leased properties.

         The Company acquired a section of farm-out acreage in Pittsburg County, Oklahoma for the development and production of coal bed methane gas. There are no proven reserves on the property substantiated by independent engineering reports, and methods to determine suitability for gas production potential emanate from comparable well data in the area and historic drilling logs that identify the gas production target in the vicinity of the leased acreage. The Company has successfully completed its first of a planned four to five coal bed methane gas wells on the subject acreage. As of the date of this Quarterly Report, coal bed methane gas production resulted in approximately 21,000,000 cubic feet of 0.93 BTU grade gas and produced gross revenues of approximately $40,000 for the period from February 15, 2004 to the end of first quarter.

         The Company has also consummated the acquisition of certain additional coal bed methane gas prospects as more fully described below, and is currently working to complete the acquisition of several prospects that fall within the criteria of providing a geological basis for development of drilling initiatives that can provide near term revenue potential, fast drilling capital repatriation from production cash flows, and undeveloped reserve potential. It is anticipated that the Company's ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional tracts of prime acreage in the coal bed methane gas producing domain, and to implement additional development initiatives by drilling new wells to prove undeveloped reserves. The Company plans to continue building and increasing a strategic base of proven reserves and production opportunities within Oklahoma's Arkoma basis to increase cash flow and that represent growth opportunity for the Company and its shareholders over the immediate, near, and long term.

OIL AND GAS PROPERTIES

         As of the date of this Quarterly Report, the Company has not reported or filed any reserve estimated with any Federal agencies, but has commenced limited production from certain properties as more fully described below. The Company does not maintain any developed acreage. The Company maintains approximately an aggregate of 3,706 gross undeveloped acreage pursuant to leases and/or concessions as discussed below. The following is a description of the Company's oil and gas properties.

         WAGNON PROPERTY

         The Company holds a 100% working interest and a 75% net revenue interest in approximately 590.2 gross undeveloped acreage of a gas lease located in Pittsburg County, Oklahoma (the "Wagnon Property"). The gas lease relating to the Wagnon Property is pursuant to a farm-out agreement from Quinton Rental & Repair Services, Inc. (the "Farm-Out Agreement").

         During approximately January 2004, the Company commenced drilling operations on its first horizontal coal bed methane gas well to a depth of approximately 2,400 feet vertically and 2,200 horizontally (the "Kellster No. 1"). The Kellster No. 1 coal bed methane gas well is currently producing approximately 300,000 to 400,000 cubic feet of gas per day.

         The Kellster No. 1 coal bed methane gas well is still in dewatering stages, and production volumes can typically increase as the producing reservoir strata further decreases in water content exposing producing reservoir rock surfaces in the well. Pursuant to the terms and provisions of the Farm-Out Agreement, the Company is required to drill a well every six months to retain farm-out with a maximum number of five allowable wells. Management of the
Company plans to scale up drilling operations, and anticipates that approximately three additional wells will be drilled. As of the date of this Quarterly Report, management of the Company plans to have the next two wells drilled by the end of the second quarter. Further geological work will be required if the Company desires to commence drilling of additional wells beyond those currently planned.

         The Company has contracted with one of the largest coal bed methane gas drillers in the State of Oklahoma. The Company may also contract with other drilling consultants, geologists and engineers to obtain the leading edge of horizontal drilling and coal bed methane completion for the project.

         Initial drilling funding has been arranged through drilling agreements with private investors. The Company has entered into drilling agreements with three private investors for the funding of the Kellster No. 1 coal bed methane gas well (collectively, the "Funding Agreements"). Pursuant to the terms and provisions of the Funding Agreements, each private investor provided one-third of the authorization for expenditure capital estimated at $360,000 for the Kellster No. 1 coal bed methane gas well. During February 2004, the Company successfully completed drilling of the Kellster No. 1 well. The net proceeds of $38,000 resulting from gas production beginning February 15 to March 31, 2004 from the Kellster No. 1 coal bed methane gas well will be utilized for repayment of working interest capital that provided the $350,000 for the drilling and establishment of the well, and for carried working interests.

         Pursuant to the terms and provisions of the Funding Agreements, the private investors were provided with an 80% working interest and a 60% net revenue interest in the Kellster No. 1 well, until their respective invested capital for the Kellster No. 1 well is repaid, after which time the investors will revert to a 20.1% working interest and a 15.075% net revenue interest. Oakhills Energy, Inc., the operator of the Kellster No. 1 well, will "back-in" to a reversionary 6.7% working interest after the working interest capital is repaid and the Company's subsidiary, Lexington, will "back-in" to a reversionary 53.2% working interest. Pursuant to the further terms and provisions of the Funding Agreements, all wells to be drilled on the Wagnon Property will carry royalty interests totaling 25% to landowners and property interest holders, and a carried working interest of 5% to a landowner, and 5% to a company related to Mr. Douglas Humphreys, a director of the Company (which company also owns a non-carried working interest of 10%).

         COAL CREEK PROSPECT

         During  March  2004,  the  Company  entered  into an  option  agreement expiring on April 11, 2004 to purchase an undivided 95% interest in approximately 2,500 net leasehold acres located in the Coal Creek Gas Prospect, Hughes and Pittsburg Counties, State of Oklahoma (the "Coal Creek Lease Purchase Agreement"). Pursuant to the terms and provisions of the Coal Creek Lease Purchase Agreement, the Company has paid an aggregate of $422,500 as follows:
(i) an initial $50,000 during March 2004; (ii) an additional $200,000 in order to extend the Option to Purchase until April 27, 2004; and (iii) a further additional $172,565 to complete the purchase of the acreage then available totaling 1,536 acres of the lease. Under the terms and provisions of the Coal

Creek Lease Purchase Agreement, the Company has an undivided 95% working interest in the subject lands and a minimum of 79% net revenue interest. The terms of the leases are for two years.

         PANTHER CREEK PROSPECT

         During March 2004, the Company entered into a purchase agreement to acquire a three-year lease of approximately 300 acres located in five separate sections in the Panther Creek coal bed methane gas prospect, located in Hughes County, State of Oklahoma (the "Panther Creek Lease Purchase Agreement").
Pursuant to the terms and provisions of the Panther Creek Lease Purchase Agreement, the Company paid $35,000 to secure the three year lease.

         SOUTH LAMAR PROSPECT

         On April 21, 2004, the Company entered into a purchase agreement to acquire an interest in three sections of farm-out acreage to develop coal bed methane gas wells in Hughes County, State of Oklahoma (the "South Lamar Purchase Agreement"). Pursuant to the terms and provisions of the South Lamar Purchase Agreement, the Company paid an aggregate amount of $120,000 and holds a 100% working interest and a 78.5% net revenue interest in 960 gross undeveloped acreage to develop gas producing wells.

         MIDDLECREEK PROSPECT

         During May 2004, the Company entered into an agreement to acquire a 320-acre drilling target at $175 per acre in the Middlecreek Gas Prospect located in Hughes County, State of Oklahoma. The agreement includes wells on the property with minor production from the Gilchrease zone and represents an average 70% net revenue interest and a 100% working interest. Rights to drill all geological zones are also included and primary gas targets include the Caney shale and Hartshorne coal zones with further possibilities in the Booch, Stuart and Savannah zones.

         Management anticipates that drilling operations will commence before the end of May 2004, which includes a proposed vertical well into Caney shale zone at an estimated depth of 4,500 feet. Management of the Company believes that this acquisition brings drillable acreage for the Company to approximately 3,706 acres with properties in the Wagnon, Panther, Coal Creek, South Lamar and Middlecreek prospects, as discussed above, all located in the State of Oklahoma.

ACQUISITION OF LEXINGTON OIL & GAS LTD. CO.

         SHARE EXCHANGE AGREEMENT

         On November 19, 2003, Intergold Corporation (now known as Lexington Resources, Inc.), Lexington Oil & Gas Ltd. Co., an Oklahoma limited liability company ("Lexington"), and the shareholders of Lexington (the "Lexington Shareholders") entered into a share exchange agreement (the "Agreement"). Pursuant to the terms of the Share Exchange Agreement: (i) the Company acquired from the Lexington Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of Lexington; and (ii) the Company issued 3,000,000 (pre-forward stock split) shares of its restricted Common Stock to the Lexington Shareholders in proportion to their respective holdings in Lexington (of which as of the date of this Quarterly Report, Humphreys has transferred 750,000 pre-forward stock split shares to Orient Exploration Ltd., a private corporation ("Orient")).

         PURCHASE AND SALE AGREEMENTS. During January, 2004, the parties to the Share Exchange Agreement, Orient, Douglas Humphreys ("Humphreys"), the Company, Lexington Oil & Gas Ltd. Co., an Oklahoma limited liability corporation ("Lexington"), Paluca Petroleum Inc., a private Oklahoma based oil and gas services company ("Paluca") reevaluated the terms of the original Share Exchange Agreement and upon further negotiations desired to modify the terms of the Share Exchange Agreement as follows: (i) 750,000 (pre-forward stock split) shares of restricted Common Stock of the Company held of record by Humphreys were transferred to Orient in consideration therefore; (ii) the Company assigned to Humphreys a 5% carried working interest in every well drilled by the Company on the Wagnon Property; (iii) the Company agreed to allow Humphreys to participate up to an additional 5% working interest in every well drilled by the Company on the Wagnon Property; (iv) the Company agreed to transfer to Paluca certain assets previously acquired by the Company (which included working interests and net revenue interests in certain oil and gas leases located on the Doc Cole

Property, the Atwood Booch Sand Property, the Jeneva Property and the Sasakwa Gilcrease Sand Property, as previously disclosed in prior filings)

         In order to reflect the revised operating situation arrangement resulting from modifications to the Share Exchange Agreement the following two agreements were simultaneously executed.

         HUMPHREYS/ORIENT AGREEMENT. On January 21, 2004, Orient and Humphreys entered into an agreement (the "Humphreys/Orient Agreement"). Pursuant to the terms and provisions of the Humphreys/Orient Agreement, Humphreys agreed to transfer 750,000 (pre-forward stock split) shares of restricted Common Stock of the Company held of record by Humphreys to Orient.

         PALUCA AGREEMENT. On January 21, 2004, the Company, Lexington, Paluca and Humphreys entered into an agreement (the "Paluca Agreement"). Pursuant to the terms and provisions of the Paluca Agreement: (i) the Company assigned to Humphreys a 5% carried working interest in every well drilled by the Company on the Wagnon Property; (ii) the Company agreed to allow Humphreys to participate up to an additional 5% working interest in every well drilled by the Company on the Wagnon Property; (iii) Humphreys agreed to waive any and all other claims, debts or obligations owed to Humphreys by the Company or by Lexington, and (iv) the Company agreed to transfer to Paluca certain assets previously acquired by the Company (which included working interests and net revenue interests in certain oil and gas leases located on the Doc Cole Property, the Atwood Booch Sand Property, the Jeneva Property and the Sasakwa Gilcrease Sand Property, as previously disclosed in prior filings). Mr. Douglas Humphreys, a director of the Company, is the sole officer and director and majority shareholder of Paluca.

         Therefore, as of the date of this Quarterly Report, management of the Company does not intend to proceed with the acquisition or development of the above-described properties as disclosed in previous filings due to management's analysis that the properties do not contain the appropriate oil and gas development elements that form part of the Company's current focus and criteria for corporate oil and gas development initiatives.

RESULTS OF OPERATION

THREE-MONTH PERIOD ENDED MARCH 31, 2004

         The Company's net loss for the three-month period ended March 31, 2004 was approximately ($3,103,729). During the three-month period ended March 31, 2004, the Company generated $40,690 in gross revenue primarily from the sale of gas produced from the Kellster No. 1 coal bed methane gas well that started production in mid February, 2004, which gross revenue was reduced by $2,679 in estimated depletion and operating costs, resulting in operating income of $38,011.

         During the three-month period ended March 31, 2004, the Company's operating expenses consisted primarily of: (i) $2,989,221 in stock-based compensation  relating  to the  fair  valuation  of  stock  options  granted  to consultants; (ii) $138,126 as general and administrative expenses; and (iii) $14,393 as interest expense. General and administrative expenses generally include corporate overhead, financial and administrative contracted services and consulting costs. Operating expenses increased primarily due to the recording of the non-cash expense of $2,989,221 in connection with the grant of 2,200,000 stock options (400,000 pre-Forward Stock Split options and 1,000,000 post-Forward Stock Split options). See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

         Of the $138,126 incurred as operating expenses during the three-month period ended March 31, 2004, an aggregate of $30,000 was incurred payable to Investor Communications International, Inc. ("ICI") for amounts due and owing for operational management, administrative and financial services rendered. As of March 31, 2004, the Company owned ICI an aggregate amount of $483,370 in accrued management fees payable, loans of $65,998 and interest of $95,778 accrued at ten percent (10%) per annum on outstanding loans and unpaid management fees for a total $645,146. The Company's President/Chief Executive Officer, Grant Atkins, and Chief Financial Officer, Vaughn Barbon, were employed by ICI and formed part of the management team provided by ICI to the Company.

         During the three-month period ended March 31,2004, the Company paid $-0- to ICI. During the three-month period ended March 31, 2004, the Company settled $200,000 of the amounts due and owing ICI pursuant to which ICI assigned its right, title and interest into such debt to certain designated holders of Stock Options, and the Company agreed to accept such assignment of debt as payment for the exercise price of $0.50 per share of 400,000 (pre-Forward Stock Split) Stock Options held by such designated holders. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

         The Company and ICI entered into a two-year consulting services and management agreement dated January 1, 1999 (the "Consulting Services Agreement"), whereby ICI performs a wide range of management, administrative, financial, marketing and public company services including, but not limited to, the following: (i) international business relations and strategy development,
(ii) shareholder liaison, (iii) corporate public relations, press release and public information distribution, (iv) property exploration management, including administration of metallurgical development, metallurgical liaison, BLM liaison, engineering company liaison, drilling administration, geologist liaison, mapping, survey and catalogue, geostatistical liaison, environmental research, geological reports compilation and due diligence efforts, (v) administration, including auditor and legal liaison, media liaison, corporate minutebook maintenance and record keeping, corporate secretarial services, printing and production, office and general duties, and (vi) financial and business planning services, including capital and operating budgeting, banking, bookkeeping, documentation, database records, preparation of financial statements and creation of annual reports. On January 1, 2001, the Company and ICI renewed the Consulting Services Agreement for an additional two-year period. Although the Consulting Services Agreement had ended on December 31, 2003, a month-to-month agreement to provide services has been established between the Company and ICI as a transitional measure.

         As discussed above, the net loss incurred during the three-month period ended March 31, 2004 is attributable primarily to the recording of the non-cash expense of $2,989,221 in connection with the grant of 2,200,000 stock options (400,000 pre-Forward Stock Split options and 1,000,000 post-Forward Stock Split options). The Company's net loss during the three-month period ended March 31, 2004 was approximately ($3,103,729) or ($0.23) per share. The weighted average number of shares outstanding was 13,766,629 for the three-month period ended March 31, 2004 (which have been restated in accordance with the forward stock split of three-for-one shares of common stock effected January 26, 2004).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

THREE-MONTH PERIOD ENDED MARCH 31, 2004

         As of the three-month period ended March 31, 2004, the Company's current assets were $204,226 and its current liabilities were $1,319,173, which resulted in a working capital deficit of $1,114,947. As of the three-month period ended March 31, 2004, the Company's total assets were $706,847 consisting of: (i) $146,036 in cash; (ii) $58,190 in accounts receivable; and (iii) $502,621 in valuation of oil and gas properties. As of the three-month period ended March 31, 2004, the Company's total liabilities were $1,319,173 consisting of: (i) $790,360 due to related parties; (ii) $480,000 in drilling obligations; and (iii) $48,813 in accounts payable and accrued liabilities. See "Part I. Financial Information. Item 2. Management's Discussion and Analysis or Plan of Operation - Material Commitments."

         Stockholders' deficit decreased from ($697,818) for fiscal year ended December 31, 2003 to ($612,326) for the three-month period ended March 31, 2004.

         The Company has not generated positive cash flows from operating activities. For the three-month period ended March 31, 2004, net cash flows used in operating activities was ($99,584), consisting primarily of a net loss of ($3,103,729), which was adjusted by $2,989,221 to reconcile net loss to net cash from operating activities relating to the non-cash expense of the grant of 2,200,000 stock options.

         Net cash flows used in investing activities was ($385,300) for the three-month period ended March 31, 2004 pertaining to the acquisition of the oil and gas properties.

         Net  cash  flows  from  financing   activities  was  $279,500  for  the
three-month period ended March 31, 2004 pertaining to advances payable.

PLAN OF OPERATION

         As of the date of this Quarterly Report, there has been no income realized from the business operations of the Company. The Company's primary source of financing during the prior fiscal years has been from, advances provided to the Company as debt and private placement offerings.

         In accordance with the acquisition of Lexington, management of the Company anticipates a possible increase in operating expenses and capital expenditures relating to oil and gas operating properties and acquisitions. The Company may finance these expenses with further issuances of Common Stock of the Company in addition to the private drilling funding agreements. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next six months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict the Company's business operations.

MATERIAL COMMITMENTS

         A significant commitment for the Company for fiscal year 2004 is the principal amount of $645,146 due and owing to ICI.

         A significant and estimated commitment for the Company for fiscal year 2004 relates to the drilling agreements with three private investors (the "Funding Investors") for the funding for the Kellster No. 1 coal bed methane gas well. The Funding Investors each provided one-third of the authorization for expenditures capital estimated at $360,000 for the Kellster No. 1 coal bed methane gas well. As at March 31, 2004, $340,000 was advanced by the Company for drilling costs. A further $120,000 in capital from certain Funding Investors was received as at March 31, 2004 for the funding of drilling to be conducted on the Company's Wagnon Lease.

         A significant commitment for the Company for fiscal year 2004 is the principal amount of $400,000 due and owing pursuant to a convertible promissory note dated April 26, 2004 (the "Convertible Promissory Note"). Pursuant to the terms and provisions of the Convertible Promissory Note, the holder thereof has the right to convert principal and interest at anytime at $5.00 per Common Share. The term of the Convertible Promissory Note is for one year and interest accrues at the prime rate +1.

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

ITEM III. CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of the Company's management, including Grant Atkins, the Company's President and Chief Executive Officer, and Vaughn Barbon, the Company's Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as at March 31, 2004. Based on that evaluation, Mr. Atkins and Mr. Barbon concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the three-month period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

AUDIT COMMITTEE REPORT

         The Board of Directors has established an audit committee. The members of the audit committee are Mr. Steve Jewett, Mr. Doug Humphreys, and Mr. Norman MacKinnon. Each member of the audit committee is "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in April 2004 and operated under a written charter adopted by the Board of Directors.

         The audit committee has review and discussed with management the Company's unaudited financial statements as of and for the three-month period ended March 31, 2004. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

         Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in the Company's Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2004 filed with the Securities and Exchange Commission.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         No report required.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OFFERING

         As of the date of this Quarterly Report, the Company has terminated its private placement offering under Regulation S and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Securities Act"). Pursuant to the terms of the private placement, the Company offered 1,000,000 units in the capital of the Company (the "Unit"), at a subscription price of $2.50 per Unit, with each such Unit being comprised of one share of restricted Common Stock and one-half of one non-transferable share purchase warrant (the "Warrant"). Each such whole Warrant entitles the holder thereof to purchase one additional share of restricted Common Stock at an exercise price of $5.00 per Warrant for a period commencing on the date of the issuance of the Unit by the Company and ending on December 31, 2005. The Company sold 400,000 Units at $2.50 per Unit, consisting of 400,000 shares of restricted Common Stock and 200,000 Warrants, for aggregate gross proceeds of $1,000,000. The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, assets and net estimated worth of the Company. The Company issued shares of restricted Common Stock to one U.S. investor, who was deemed an accredited investor as that term is defined under Regulation D, and to ten non-U.S. resident investors. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction. A finders' fee was paid by the issuance of 39,800 restricted shares of Common Stock.

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

STOCK OPTION PLAN

         On December 31, 2003, the Board of Directors of the Company ratified, approved and confirmed the adoption of a new Stock Option Plan, which provided authorization to the Board of Directors to grant up to 4,000,000 Stock Options to directors, officers, employees and consultants of the Company and its subsidiaries. Options granted under the Stock Option Plan shall be at prices and for terms as determined by the Board of Directors with terms not to exceed ten
(10) years.

         During April 2004, the Company caused to be filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans". The S-8 registration statement became effective registering Stock Options under the Stock Option Plan in the aggregate amount of 500,000 Stock Options exercisable at an exercise price of $1.00 per share.

STOCK OPTIONS GRANTED

         In accordance with the terms and provisions of the Stock Option Plan, and as of the date of this Quarterly Report, the Board of Directors of the Company has granted an aggregate of 2,000,000 Stock Options as follows (4,000,000 Stock Options post-Forward Stock Split): (i) 50,000 Stock Options (pre-Forward Stock Split) exercisable at $0.50 per share to Douglas Humphreys expiring February 12, 2013; (ii) 950,000 Stock Options (pre-Forward Stock Split) exercisable at $0.50 per share to IMT and/or IMT's employees or consultants who, in such capacities, rendered bona fide services on behalf of the Company (which all such shares were subject to a S-8 registration statement as filed with the Securities and Exchange Commission); (iii) 500,000 Stock Options (post-Forward Stock Split) exercisable at $1.00 per share to IMT and two directors (which all such shares were subject to the S-8 registration statement referenced above as filed with the Securities and Exchange Commission); and (iv) 500,000 Stock Options (post-Forward Stock Split) exercisable at $3.00 per share to IMT and one director.

STOCK OPTIONS EXERCISED/ICI DEBT SETTLEMENT

         Of the 4,000,000 aggregate Stock Options granted, and as of the date of this Annual Report: (i) 868,870 Stock Options (pre-Forward Stock Split) have been exercised at $0.50 per share for $434,435 in settlement and assignment of debt in accordance with the terms of the respective notice and agreements of exercise of option (2,606,610 Stock Options post-Forward Stock Split); (ii) 81,130 Stock Options (pre-Forward Stock Split) have been exercised at $0.50 per share for $40,565 by employees or consultants of IMT in accordance with the terms of the respective notice and agreements of exercise of option (243,390 Stock Options post-Forward Stock Split); and (iii) 400,000 Stock Options (pre-Forward Stock Split) have been exercised at $0.50 per share for $200,000 in settlement of debt to ICI and assignment of debt by ICI in accordance with the terms of the respective notice and agreements of exercise of option (1,200,000 post-Forward Stock Split).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No report required.

ITEM 5. OTHER INFORMATION

         No report required.

ITEM 5. OTHER INFORMATION

         No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
         31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
         32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a- 14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Reports on Form 8-K:

         Report on Form 8-K filed on May 4, 2004 regarding Item 5. Other Events and Regulation FD Disclosure.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LEXINGTON RESOURCES, INC.

Dated: May 13, 2004                          By: /s/ Grant Atkins
                                             ___________________________
                                             Grant Atkins, President and
                                             Chief Executive Officer


Dated: May 13, 2004                          By: /s/ Vaughn Barbon
                                             ______________________________
                                             Vaughn Barbon, Chief Financial
                                             Officer