Form 10QSB
period 2004-06-30
LEXINGTON RESOURCES INC
filed 2004-08-12
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                         Commission file number 0-25455

                              LEXINGTON RESOURCES, INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                88-0365453
________________________________________________________________________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                            7473 West Lake Mead Road
                             Las Vegas, Nevada 89128
                    ________________________________________
                    (Address of Principal Executive Offices)

                                 (702) 382-5139
                           ___________________________
                           (Issuer's telephone number)

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

                          Yes     X       No
                               _______       _______

                    Applicable   only  to   issuers   involved   in   bankruptcy
proceedings during the preceding five years.

                                       N/A

         Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                          Yes              No
                                _______       _______

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                      Outstanding as of August 3, 2004

Common Stock, $.00025 par value                  15,298,352*

*After taking into effect the reverse stock split of one-for-three hundred shares of common stock effected August 8, 2003 and the forward stock split of three-for-one shares of common stock effected January 26, 2004.

Transitional Small Business Disclosure Format (check one)

                          Yes              No    X
                                _______       _______



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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                            LEXINGTON RESOURCES, INC.

                         (an exploration stage company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2004

                                   (unaudited)









CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



                            LEXINGTON RESOURCES, INC.
                         (an exploration stage company)

                       INTERIM CONSOLIDATED BALANCE SHEETS


                                                                         June 30,           December 31,
                                                                           2004                 2003
_______________________________________________________________________________________________________
                                                                        (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                                 $   780,759         $   351,420
   Prepaid expenses                                                          14,000                 450
   Accounts Receivable                                                       48,394                   -
   Deferred charges (Note 6)                                                 43,333                   -
_______________________________________________________________________________________________________
                                                                            886,486             351,870

FIXED ASSETS (net of depreciation)                                            3,329                   -

OIL AND GAS PROPERTIES (Note 4)                                           1,500,318             120,000
_______________________________________________________________________________________________________

                                                                        $ 2,390,133         $   471,870
=======================================================================================================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                             $    83,820         $    23,221
   Drilling obligations (Note 5)                                            938,869             350,000
   Convertible Promissory Notes (Note 6)                                    500,000                   -
   Due to related parties (Note 9)                                           74,031          796,467
_______________________________________________________________________________________________________
                                                                          1,596,720        1,169,688
DRILLING OBLIGATIONS (Note 5)                                                90,000                -
_______________________________________________________________________________________________________
                                                                          1,686,720        1,169,688
_______________________________________________________________________________________________________

CONTINGENCIES AND COMMITMENTS (Notes 1, 4, 5 & 8)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 7)
   Common stock $.00025 par value: 200,000,000 shares authorized
   Preferred stock, $.001 par value: 75,000,000 shares authorized
Issued and outstanding:
   15,298,352 common shares (2003 - 12,843,552)                               3,650             3,211
     Additional paid-in capital                                           6,410,719           761,937
   Common stock purchase warrants                                            57,500            12,500
    Deficit accumulated during the exploration stage                     (5,768,456)        (1,475,466)
_______________________________________________________________________________________________________
                                                                            703,413          (697,818)
_______________________________________________________________________________________________________

                                                                        $ 2,390,133        $  471,870
=======================================================================================================


The accompanying notes are an integral part of these interim consolidated financial statements.




                            LEXINGTON RESOURCES, INC.
                         (an exploration stage company)

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)

                                                                                                                  For the period
                                           Three months    Three months        Six months        Six months       from Sept. 29,
                                          Ended June 30,  Ended June 30,     Ended June 30,    Ended June 30,     2003 (inception)
                                               2004            2003               2004              2003          to June 30, 2004
__________________________________________________________________________________________________________________________________
                                                                                                  (Note 1)            (Note 1)

OIL AND GAS REVENUE                        $    53,517      $        -        $    94,207        $        -         $    94,207
DEPLETION                                       (3,879)              -             (6,558)                -              (6,558)
__________________________________________________________________________________________________________________________________
OPERATING INCOME                                49,638               -             87,649                 -              87,649
__________________________________________________________________________________________________________________________________

EXPENSES
   Consulting - stock based (Note 8)                 -               -          2,989,221                 -           2,989,221
   General and administrative                1,233,552          43,856          1,361,701            82,665           1,454,474
   Interest expense                              5,317          25,049             19,717            47,073              29,120
__________________________________________________________________________________________________________________________________

                                             1,238,869          68,905          4,370,639           129,738           4,472,815
__________________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                    $(1,189,231)     $  (68,905)       $(4,282,990)       $ (129,738)        $(4,385,166)
==================================================================================================================================

BASIC NET LOSS PER SHARE                   $     (0.08)     $    (0.04)       $     (0.30)       $   ( 0.10)

===========================================================================================================

WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                    14,618,332       1,563,289         14,282,945         1,286,130
===========================================================================================================


The accompanying notes are an integral part of these interim consolidated financial statements.




                             LEXINGTON RESOURCES, INC.
                         (an exploration stage company)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                For the Six       For the six         For the period
                                                                                month period      month period       from Sept. 29,
                                                                               ended June 30,    ended June 30,     2003 (inception)
                                                                                    2004              2003          to June 30, 2004
____________________________________________________________________________________________________________________________________
                                                                                                    (Note 1)            (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                              $(4,282,990)       $ (129,738)        $(4,417,972)
  Adjustments to reconcile net loss to net cash from operating activities:
       Non-cash consulting fees                                                   2,989,221                 -           2,989,221
           Non-cash finance fees                                                      6,667                 -               6,667
       Oil and gas depletion                                                          6,558                 -               6,558
           Depreciation                                                                 166                 -                 166
  Changes in working capital assets and liabilities
       Prepaid expenses                                                             (13,550)                -             (14,000)
       Accounts receivable                                                          (48,394)                -             (48,394)
       Accounts payable                                                              18,147             9,776               2,423
       Accrued interest payable                                                      19,710            47,073              19,710
       Accrued and unpaid fees payable                                               60,000            60,000              60,000
____________________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                      (1,244,465)          (12,889)         (1,302,788)
____________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash acquired on acquisition of Lexington Oil & Gas Co. LLC                             -                 -                 900
    Fixed assets                                                                     (3,495)                -              (3,495)
  Oil and gas properties                                                         (1,386,876)                -          (1,506,876)
____________________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                      (1,390,371)                -          (1,509,471)
____________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Drilling obligations                                                            678,869                 -           1,028,869
  Advances payable                                                                  (74,694)           12,800            (146,151)
    Convertible Promissory Notes                                                    500,000                 -             500,000
  Proceeds on sale of common stock                                                1,960,000                 -           2,210,300
____________________________________________________________________________________________________________________________________

NET CASH FLOWS FROM FINANCING ACTIVITIES                                          3,064,175            12,800           3,593,018
____________________________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                                         429,339               (89)            780,759

CASH, BEGINNING OF PERIOD                                                           351,420               227                   -
____________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                             $   780,759        $      138         $   780,759
====================================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 11.)


The accompanying notes are an integral part of these interim consolidated financial statements.


LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(unaudited)


NOTE 1:  NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

By Share Exchange Agreement dated November 19, 2003, Lexington Resources, Inc. (formerly Intergold Corporation) ("LRI" or "the Company"), a Nevada corporation, acquired 100% of the issued and outstanding shares of Lexington Oil & Gas Ltd. Co., (an exploration stage company) ("Lexington"), in exchange for 9,000,000 (3,000,000 pre January 26, 2004 3:1 forward split) restricted shares of common stock of the Company representing 85% of the total issued and outstanding shares of the Company at the time. In connection with this transaction, Intergold changed its name to Lexington Resources, Inc. (Refer to Note 3.)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $710,234, has incurred significant losses since inception, and further losses are anticipated in the development of its oil and gas properties raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


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

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(unaudited)


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
________________________________________________________________________________

Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. The charge is included in the provision for depletion and depreciation and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

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

EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing earnings (loss) for the period by the weighted average number of common shares outstanding for the period. Fully diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. The presentation is only of basic earnings (loss) per share as the effect of potential dilution of securities has no impact on the current period's basic earnings per share. Loss per share, as presented, has been restated to reflect all share split described in Note 6. The weighted average number of shares outstanding prior to the reverse acquisition is deemed to be the number of shares issued in connection with the reverse acquisition being 9,000,000 shares (3,000,000 pre January 26, 2004 3:1 forward split).

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

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(unaudited)


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


NOTE 3 - ACQUISITION OF LEXINGTON OIL & GAS LTD. CO. LLC
________________________________________________________________________________

By Share Exchange Agreement dated November 19, 2003, the Company acquired 100% of the issued and outstanding shares of Lexington (an exploration stage company), in exchange for 9,000,000 (3,000,000 pre January 26, 2004 3:1 forward split) restricted shares of common stock of the Company. As a result of this transaction the former stockholders of Lexington acquired approximately 85% of the total issued and outstanding shares of the Company as at November 19, 2003, resulting in a change in control of the Company.

During January, 2004, the parties to the Share Exchange Agreement, Orient Exploration Ltd. ("Orient"), Douglas Humphreys ("Humphreys"), the Company, Lexington, and Paluca Petroleum Inc. ("Paluca") reevaluated the terms of the original Share Exchange Agreement and upon further negotiations desired to modify the terms of the original agreement in the best interest of all parties such that: (i) 2,250,000 post forward split shares of restricted Common Stock of the Company held of record by Humphreys were transferred to Orient in consideration therefore; (ii) the Company assigned to Humphreys a 5% carried working interest in every well drilled by the Company on the Wagnon Property;
(iii) the Company agreed to allow Humphreys to participate up to an additional 5% working interest in every well drilled by the Company on the Wagnon Property;
(iv) the Company agreed to transfer to Paluca certain assets previously acquired by the Company (which included working interests and net revenue interests in certain oil and gas leases located on the Doc Cole Property, the Atwood Booch Sand Property, the Jeneva Property and the Sasakwa Gilcrease Sand Property.

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(unaudited)


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

PALUCA AGREEMENT
On January 21, 2004, the Company, Lexington, Paluca, and Humphreys entered into an agreement whereby: (i) the Company assigned to Humphreys a 5% carried working interest in every well drilled by the Company on the Wagnon Property; (ii) the Company agreed to allow Humphreys to participate up to an additional 5% working interest in every well drilled by the Company on the Wagnon Property; (iii) Humphreys agreed to waive any and all other claims, debts or obligations owed to Humphreys by the Company or by Lexington, and (iv) the Company agreed to transfer to Paluca certain assets previously acquired by the Company (which included working interests and net revenue interests in certain oil and gas leases located on the Doc Cole Property, the Atwood Booch Sand Property, the Jeneva Property and the Sasakwa Gilcrease Sand Property.

On July 12, 2004, the Company and its subsidiary negotiated a new compensation agreement ("New Agreement") with Humphreys for his assistance in overseeing the drilling operations and the completion and management of wells. Under the terms of the New Agreement Humphreys: (1) will receive compensation of $7,500 per month, effective April 1, 2004; (2) will be assigned a 10% carried working interest in every well drilled by the Company on all properties held by the Company, including the Wagnon property; (3) will have the right to purchase an additional 5% working interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells; and (4) will receive a further 200,000 options in the Company to be granted at $3.00 per share exercisable for a five year term.

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

Lexington is an Oklahoma Limited Liability Corporation incorporated on September 29, 2003 formed for the purpose of the acquisition and development of oil and natural gas properties in the United States, currently concentrating on coal bed methane gas and other source gas acquisition and production initiatives.

Orient Exploration Ltd. is a private corporation that owns 9,000,000 restricted common shares in the capital of the Company obtained during the reverse takeover of Lexington Oil & Gas Ltd. Co.

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(unaudited)


NOTE 4 - OIL AND GAS PROPERTIES
________________________________________________________________________________

WAGNON LEASE
By agreement dated October 9, 2003, Lexington acquired an interest in a section of farm-out acreage with the intention to develop coal bed methane gas producing wells in Pittsburg County, Oklahoma. Lexington holds a 100% working interest and a 75% net revenue interest in approximately 590.2 gross partially developed acreage of a gas producing property located in Pittsburg County, Oklahoma (the "Wagnon Property"). The Company's interest relating to the Wagnon Property is subject to farm-out agreements equating to 20% working interest between Paluca, Oak Hills Energy and the lessee of the Wagnon Property.

A director and an officer of Lexington Resources, Inc. were minority owners in Oak Hills Energy, Inc. in 2003. Their interest in Oak Hills was purchased by the majority shareholder on January 26, 2004.

In February 2004 a well on the property (Kellster 1-5 Well) was put into production and has been producing since the middle of February 2004.

In June 2004 a second well on the property (Kyndal 2-2 Well) was put into production and has been producing since the middle of June 2004. The Company has subsequent to June 30, 2004 drilled a third well on the Wagnon Property (Bryce 3-2). During the six-month period ended June 30, 2004 the Company spent $581,800 in well drilling costs on the Wagnon property. The Company raised these funds from 3 private investors pursuant to drilling agreements. Refer to Note 5.

COAL CREEK PROSPECT
In March 2004 the Company obtained an option to purchase an undivided 95% interest in approximately 2,500 net leasehold acres in 5 sections of the Coal Creek Prospect located in Hughes and Pittsburg Counties, in the State of Oklahoma. The option to purchase was extended from April 11, 2004 until April 27, 2004 when the Company completed the purchase of available acreage in the aggregate amount of 1,536 acres.

On May 20, 2004 the Company acquired an additional 372.77 acres of the Coal Creek CBM Prospect location in Hughes County, in the State of Oklahoma.

Under the terms of the purchase of these leases, Lexington has an undivided 95% working interest in subject lands and a minimum 78-79% net revenue interest. The terms of the leases are for two years.

PANTHER CREEK PROSPECT
In March 2004 the Company purchased a three year lease of approximately 300 acres located in five separate sections in Hughes County, Oklahoma. Lexington has a 100% working interest in subject lands and an approximate 81% net revenue interest.

SOUTH LAMAR PROSPECT
By agreement dated April 21, 2004, Lexington Oil & Gas acquired an interest in three sections (960 acres) of farm-out acreage with the intention to develop coal bed methane gas producing wells in Hughes County, Oklahoma. Lexington holds a 100% working interest and a 78.5% net revenue interest in 960 gross undeveloped acres of a potential gas producing property located in Hughes County, Oklahoma (the "South Lamar Prospect"). The Company also holds all other zones except for the Thurman and Jefferson formations. Other target zones will be evaluated for potential drilling opportunities. The term of the lease is two years. On July 26, 2004, the Company acquired a further 183.98 acres in the South Lamar prospect and a 100% working interest and a 79% net revenue interest in the additional acreage.

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(unaudited)


NOTE 4 - OIL AND GAS PROPERTIES (CONT'D)
________________________________________________________________________________

H-9 PROSPECT
By agreement dated June 29, 2004, Lexington Oil & Gas has obtained an option to purchase a 100% working interest, 79.25% net revenue interest, in approximately 4,600 net leasehold acres in approximately 38 sections of the H-9 Prospect located in Hughes and McIntosh Counties, in the State of Oklahoma. The Company has paid $125,000 towards the purchase price during the period and after completion of due diligence paid the balance due of approximately $481,000 on July 29, 2004.


NOTE 5:  DRILLING OBLIGATIONS
________________________________________________________________________________

During the period ended December 31, 2003 Lexington entered into drilling agreements with 3 private investors (the "Funding Investors") for the funding for the first three wells, the Kellster 1-5, the Kyndal 2-2 and the Bryce 3-2, located on the Wagnon Lease. The Funding Investors each provided capital for the Authorization For Expenditure ("AFE") estimated at $360,000 for the drilling and completion of each of the first three wells. As at June 30, 2004 the Company had successfully completed the drilling of the Kellster 1-5 and the Kyndal 2-2. As of June 30, 2004, of the Company has received the total required funding of $1,080,000 for the completion and drilling of the first three wells. The terms relating to the Drilling Agreements for the Kyndal 2-2 and the Bryce 3-2 are the same as the Kellster 1-5. The Bryce 3-2 was subsequently drilled and completed in July, 2004.

Wells to be drilled on the property will carry royalty interests totaling 25% to land owners and property interest holders and carried working interests of 5% to a land owner and 10% to a company related to a director of the Company. A company related to a director of the Company, Paluca Petroleum, Inc., also owns a non-carried working interest of 5%. Douglas Humphreys is a director of Lexington Resources, Inc. and is the president of Paluca Petroleum, Inc., a private family owned Oklahoma corporation.

The Funding Investors are provided an 80% working interest, 60% net revenue interest, in the wells until their invested capital for each well is repaid, after which time the Funding Investors will revert to a 20.1% working interest, 15.075% net revenue interest, in the first three wells located on the Wagnon Lease. Oak Hills Energy, Inc., the operator of the well, will "back-in" to a reversionary 6.7% Working Interest after invested capital is repaid to the Funding Investors in the first three wells located on the Wagnon Lease. Lexington will back-in to a reversionary 53.2% Working Interest. The Company's repayment obligation to the Funding Investors is limited to the production revenues generated from the first three wells located on the Wagnon Lease. Accordingly, if any of the subject wells on the Wagnon Lease are unsuccessful the drilling obligations will be written off when such determination is made. Management has estimated that the non-current portion of the drilling obligations as at June 30, 2004 is $90,000.

As of June 30, 2004, the Funding Investors have been repaid $51,131 of their $360,000 investment in the Kellster 1-5. A further estimated $10,000 will be repaid to the Funding Investors accruing from revenues pertaining to the month of June, 2004.


NOTE 6:  CONVERTIBLE PROMISSORY NOTES
________________________________________________________________________________

On April 26, 2004, Lexington borrowed $400,000 by way of an unsecured convertible promissory note with a shareholder due on April 30, 2005. The promissory note bears interest accrued monthly at the US prime lending rate plus one percent simple interest per annum. The Holder shall have the right, exercisable in whole or in part, to convert the outstanding principal and accrued interest thereunder into fully paid, nonassessable restricted common shares at a price of $5.00 per share.

On June 30, 2004, the Company borrowed an additional $100,000 from the same shareholder by way of an unsecured promissory note due on June 30, 2005. The promissory note bears interest accrued monthly at the US prime lending rate plus one percent simple interest per annum. The Holder shall have the right, exercisable in whole or in part, to convert the outstanding principal and accrued interest thereunder into fully paid, nonassessable restricted common shares at a price of $2.50 per share.

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(unaudited)


NOTE 6:  CONVERTIBLE PROMISSORY NOTES (CONT'D)
________________________________________________________________________________

Application of a relative-fair-value method has resulted in the convertible promissory notes being recorded as separate debt and equity components. A discount on the promissory notes payable of $50,000 has been accrued and recorded as a deferred charge, to be amortized over the terms of the notes. The discount was determined based upon a fair value interest rate for comparable debt of 15% per annum. As of June 30, 2004, $6,667 of the deferred charge has been expensed. The equity component, which is represented by the conversion feature, has a carrying value of $50,000 being the difference between the face amount of the convertible debenture and its fair value as calculated above. The carrying value of the equity component has been recorded as a separate component of shareholders' equity.


NOTE 7:  STOCKHOLDERS' EQUITY
________________________________________________________________________________

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

On January 22, 2004 the Company issued 400,000 pre forward split shares of its common stock, upon the exercise of 400,000 pre forward split stock options at $0.50 per share for proceeds of $200,000, which was paid by way of offset of $200,000 originally advanced to the Company by Investor Communications Inc. ("ICI") which was assigned by ICI to IMT designated option holders as described in Note 8.

On May 18, 2004 the Company issued 495,000 shares of its common stock, upon the exercise of 495,000 stock options at $1.00 per share for proceeds of $495,000, which was paid by way of offset of $495,000 originally advanced to the Company by ICI, which was assigned to a designated option holder, as described in Note 8.

PRIVATE PLACEMENT
On May 3, 2004 the Company concluded and issued 400,000 restricted common shares at $2.50 per share plus one-half warrant at $5.00 per share for each share purchased. The total amount raised in this financing was $1,000,000. The value of the warrants was estimated to be $45,000 and was recorded as a separate component of stockholders' equity. A finders fee of 39,800 restricted common shares valued at $99,500 was paid pursuant to the transaction and charged to additional paid in capital.


NOTE 8:  EMPLOYEE STOCK OPTION PLAN
________________________________________________________________________________

By Directors' Resolution dated November 19, 2003 the Company adopted a Stock Option Plan ("SOP"). The SOP provides authority for the Board to grant Options for the purchase of a total number of shares of the Company's common stock, not to exceed 1,000,000 pre forward split shares. The option period of options granted under the SOP shall be up to 10 years.

On December 31, 2003, the terms of the Company's SOP were altered, whereby the authorized total number of options was increased from 1,000,000 pre forward split shares to 4,000,000 shares. As of June 30, 2004, 4,000,000 options under the Company's current SOP have been granted.

A summary of the Company's stock options as of June 30, 2004, and changes during the period ended is presented below:

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(unaudited)


NOTE 8:  EMPLOYEE STOCK OPTION PLAN (CONT'D)
________________________________________________________________________________

                                                      June 30, 2004
                                              ______________________________
                                                                 Weighted
                                              Number of          average
                                               options        exercise price
                                              __________      ______________

     Outstanding at beginning of period        1,350,000      $ 0.167/share
     Exercised January 22, 2004               (1,200,000)      (0.167)/share
     Grant February 2, 2004                    1,000,000         2.00/share
     Exercised May 18, 2004                     (495,000)        1.00/share
     Exercised June, 2004                       (320,000)        3.00/share
                                              __________      ______________

     Exercisable at end of period                335,000      $  1.70/share
                                              ==========      ==============

In January 2004, 1,200,000 stock options (400,000 pre forward split shares) were exercised at $0.167 per share ($0.50 per pre forward split share) for proceeds of $200,000 which was paid by way of offset of $200,000 originally advanced to the Company by ICI which was assigned by ICI to IMT designated option holders.

On February 2, 2004, an additional 1,000,000 share options were granted; 500,000 exercisable at $1.00 and 500,000 exercisable at $3.00. The term of these options is five years. The fair value of these options at the date of grant of $2,989,221 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 251% and has been recorded as a consulting expense in the period ended March 31, 2004. (Refer to Notes 8 and 11)

In April 2004 the Company registered 500,000 common stock options exercisable at $1.00 per share under an S-8 Registration Statement.

On May 18, 2004, 495,000 stock options were exercised at $1.00 per share for proceeds of $495,000 which was paid by way of offset of $495,000 originally advanced to the Company by ICI which was assigned to a designated option holder.

In June 2004 the Company registered 400,000 common stock options exercisable at $3.00 per share under an S-8 Registration Statement.

In June 2004, 320,000 stock options were exercised at $3.00 per share for proceeds of $960,000.

By Directors' Resolution dated July 2, 2004 the Company (1) increased the authorized number of options under the SOP from 4,000,000 to 5,000,000; and (2) made the new 1,000,000 stock options exercisable at $3.00 per share for a 5 year term.


NOTE 9:  RELATED PARTY TRANSACTIONS
________________________________________________________________________________

Although the formal arrangement for services to be provided by ICI to the Company ended on December 31, 2003, a month to month arrangement to provide services to the Company has been agreed to as a transitional measure during the first quarter of the year. This transition period ended March 31, 2004. During the quarter ended March 31, 2004, a total of $30,000 (2003 - $110,000) was incurred to ICI for managerial, administrative and investor relations services provided to the Company and its subsidiary, no fees were incurred to ICI for the 3 month period ended June 30, 2004. As of June 30, 2004 the Company owed ICI a total in loans of $56,196 and interest of $1,566 accrued at 10% per annum on outstanding loans, for a total of $57,761 (2003 - $669,923).

The Company previously entered into a contract with International Market Trend AG ("IMT") to provide consulting services relating to Oil and Gas industry and market development services. The Company incurred $30,000 in fees to IMT for the period ended June 30, 2004.

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(unaudited)


NOTE 9:  RELATED PARTY TRANSACTIONS (CONT'D)
________________________________________________________________________________

During the period ended March 31, 2004 the Company settled $200,000 of the amounts due to ICI in exchange for the issuance of 400,000 pre forward split shares of the Company's common stock by way of exercising options at $0.50 per share.

During the period ended June 30, 2004 the Company settled $495,000 of the amounts due to ICI in exchange for 495,000 shares of the Company's common stock by way of exercising options at $1.00 per share.

Humphreys has been assigned a 10% carried Working Interest in each well to be drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon Lease. Humphreys also has the right to purchase an additional 5% working interest in each well to be located on the Wagnon Lease. As of June 30, 2004 the Company has recorded $12,500 as a receivable from Humphreys as full payment to be received for an additional 5% working interest in the Kellster 1-5 and the Kyndal 2-2 (Refer to Notes 4 and 5.)

Of the 1,000,000 stock options granted on February 2, 2004, 105,000 were granted to officers and directors and 895,000 stock options were granted to IMT.

Refer to Note 13.


NOTE 10: INCOME TAXES
________________________________________________________________________________

The Company has adopted FASB No. 109 for reporting purposes. As of June 30, 2004, the Company had net operating loss carry forwards that may be available to reduce future years' taxable income and will expire between the years 2006 - 2023. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.


NOTE 11: SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
________________________________________________________________________________

                                                Period ended June
                                                     30, 2004
         ________________________________________________________
         Cash paid during the period for:
                  Interest                           $     -
                  Income taxes                       $     -
         ________________________________________________________

During the period ended June 30, 2004 the Company:

     1. settled $200,000 of advances due to ICI for 400,000 pre-forward split shares of common shares on the exercise of stock options at $0.50 per share for the offset of prior advances in the amount of $200,000 (refer to Note 7);

     2. settled $495,000 of the advances due to ICI in exchange for 495,000 shares of the Company's common stock by way of exercising options at $1.00 per share (refer to Note 7);

     3. issued 1,000,000 stock options in payment for consulting fees. A non-cash expense of $2,989,221 has been recorded in connection with these options. (refer to note 8.); and

     4. issued 39,800 shares at a value of $99,500 as payment for finders' fees. A non-cash cost of $99,500 has been charged to additional paid in capital in connection with this private placement. (refer to Note
          7).

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(unaudited)


NOTE 12: COMMITMENTS
________________________________________________________________________________

On June 21, 2004 the Company entered into a one year contract with a business and publicity news placement company and has committed to pay $7,000 a month for these services.

(Refer to Note 3.)


NOTE 13: SUBSEQUENT EVENTS
________________________________________________________________________________

STOCK OPTIONS
On July 2, 2004, the Board of Directors resolved to amend the Company's Stock Option Plan. (See Note 8.)

RELATED PARTY ADVANCES
Subsequent to June 30, 2004, $280,000 was advanced to the Company by a private company that is one of the Funding Investors (refer to Note 5). These amounts are non-interest bearing and have no fixed terms of repayment.

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

CURRENT BUSINESS OPERATIONS

         The Company is a natural resource exploration and production company engaged in the acquisition and development of oil and gas properties in the United States. The Company expects to weight its future development initiatives towards gas production. The Company is committed to developing into a profitable independent oil and gas producer through the systematical expansion of operations and the acquisition of new drilling targets while organizing drilling and production initiatives on leased properties.

         Lexington acquired a section of farm-out acreage in Pittsburg County, Oklahoma for the development and production of coal bed methane gas (the "Wagnon Property"). There are no proven reserves on the property substantiated by independent engineering reports, and methods to determine suitability for gas production potential emanate from comparable well data in the area and historic drilling logs that identify the gas production target in the vicinity of the leased acreage. The Company has successfully completed three of a planned four to five coal bed methane gas wells on the subject acreage. An independent reserve report on the Wagnon Property has been commissioned. Cumulative coal bed methane gas production has resulted in approximately 21,000,000 cubic feet of average 0.96 BTU grade gas and produced gross revenues of approximately $94,000 for the period from February 15, 2004 to the end of second quarter.

         The Company has also consummated the acquisition of certain additional coal bed methane gas prospects as more fully described below, and is currently working to complete the acquisition of several prospects that fall within the criteria of providing a geological basis for development of drilling initiatives that can provide near term revenue potential, fast drilling capital repatriation from production cash flows, and undeveloped reserve potential. It is anticipated that the Company's ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional tracts of prime acreage in the coal bed methane gas producing domain, and to implement additional development initiatives by drilling new wells to prove undeveloped reserves and to provide revenues. The Company plans to continue building and increasing a strategic base of proven reserves and production opportunities first targeted within Oklahoma's Arkoma Basin.

OIL AND GAS PROPERTIES

         As of the date of this Quarterly Report, the Company has not reported or filed any reserve estimates with any Federal agencies, but has commenced production from certain properties as more fully described below. The Company maintains an approximate aggregate of 9,425 gross undeveloped acreage pursuant to leases and/or concessions, and during the six-month period ended June 30, 2004 has paid an aggregate approximate amount of $1,370,000 for properties discussed below. The following is a description of the Company's oil and gas properties.

         WAGNON PROPERTY

         The Company holds a 100% working interest and a 75% net revenue interest in approximately 590.2 gross undeveloped acreage of a gas lease located in Pittsburg County, Oklahoma (the "Wagnon Property"). The gas lease relating to the Wagnon Property is pursuant to a farm-out agreement from Quinton Rental & Repair Services, Inc. (the "Farm-Out Agreement"). Pursuant to the terms and provisions of the Farm-Out Agreement, the Company is required to drill a well every six months to retain farm-out with a maximum number of five allowable wells. Management of the Company plans to scale up drilling operations, and anticipates that approximately four wells will be drilled. As of the date of this Quarterly Report, three wells on the Wagnon Property have been drilled, completed, and put into production as described below, and the Company is currently planning to drill a fourth well. A third party contractor has been retained to estimate reserves for the Company in this location. Gas quality experienced to date is approximately .96 BTU factor.

         During approximately February 2004, the Company completed drilling operations on its first horizontal coal bed methane gas well to a depth of approximately 2,400 feet vertically and 2,200 horizontally (the "Kellster #1-5"), which was put into production and has been producing since the middle of February 2004. The Kellster #1-5 coal bed methane gas well is still in dewatering stages; production volumes can typically increase as the producing reservoir strata further decreases in water content exposing producing reservoir rock surfaces in the well. Management of the Company anticipates that if current production trends and gas pricing experience remain stable, well drilling and completion capital costs on the Kellster #1-5 well should be fully realized and repaid in less than twelve to eighteen months from the date of well completion.

         During approximately June 2004, the Company completed drilling operations on its second horizontal coal bed methane gas well located within close proximity to the Kellster #1-5 well (the "Kyndal #2-2"). The scientific, geophysical, geological, surface support and drilling depths and protocols utilized on the Kyndal #2-2 well were similar to those utilized on the Kellster #1-5 well. The Kyndal #2-2 well feeds directly into the existing pipeline infrastructure located on the Wagnon Property. The Kyndal #2-2 well is undergoing dewatering processes predictable to coal bed methane gas wells that can incline in production once dewatering phases expose further gas producing reservoir rock. Drilling depths, production profile, target reservoir rock, and resultant gas quality is similar to the Kellster #1-5 well.

         During approximately July, 2004, the Company completed drilling operations on its third horizontal coal bed methane gas well located within close proximity to the Kellster #1-5 well (the "Bryce #3-2"). Completion drilling of the Bryce #3-2 coal bed methane gas well resulted in vertical depths of approximately 2,400 feet with an approximate 2,000 foot horizontally drilled section utilizing drilling protocols similar to those previously utilized in the drilling of the Kellster #1-5 and Kyndal #2-2 coal bed methane gas wells. Gas pipeline connection to the Bryce #3-2 well has been completed and although gas quality is not yet determined, management of the Company anticipates that gas quality will be similar to the Kellster #1-5 and Kyndal #2-2 wells that average approximately 0.96 BTU factor gas. Drilling depths, production profiles, and target reservoir rock, are similar to the other wells drilled by the Lexington on the Wagnon Property.

         The Company has contracted with one of the largest coal bed methane gas drillers in the State of Oklahoma. The Company may also contract with other drilling consultants, geologists and engineers to obtain the leading edge of horizontal drilling and coal bed methane completion for the project.

         Initial drilling funding for the first three wells located on the Wagnon Property has been arranged through drilling agreements with private investors. The Company has entered into drilling agreements with private investors for the funding of the Kellster #1-5 coal bed methane gas well (collectively, the "Funding Agreements"). Pursuant to the terms and provisions of the Funding Agreements, private investors provided the authorization for expenditure capital estimated at $360,000 for the Kellster #1-5 coal bed methane gas well. As at June 30, 2004, the Company has received the total required funding of $1,080,000 for the completion and drilling of the first three wells. During February 2004, the Company successfully completed drilling of the Kellster #1-5 well. The net proceeds of approximately $73,000 resulting from gas production beginning February 15 to June 30, 2004 from the Kellster #1-5 coal bed methane gas well will be utilized for repayment of working interest capital that provided the $360,000 for the drilling and establishment of the well, and for carried working interests. Management has estimated that the non-current portion of the drilling obligations as at June 30, 2004 is $90,000.

         Pursuant to the terms and provisions of the Funding Agreements, the private investors were provided with an 80% working interest and a 60% net revenue interest in the Kellster #1-5, Kyndal #2-2, and Bryce #3-2 wells, until their respective invested capital in each well is repaid, after which time the investors will revert to a 20.1% working interest and a 15.075% net revenue interest. Oakhills Energy, Inc., the operator of the Kellster #1-5, Kyndal #2-2, and Bryce #3-2 wells, will "back-in" to a reversionary 6.7% working interest after the working interest capital is repaid and the Company's subsidiary, Lexington, will "back-in" to a reversionary 53.2% working interest. Pursuant to the further terms and provisions of the Funding Agreements, all wells to be drilled on the Wagnon Property will carry royalty interests totaling 25% to landowners and property interest holders, and a carried working interest of 5% to a landowner, and a 5% carried working interest to a company related to Mr. Douglas Humphreys, a director of the Company (which company also owns a non-carried working interest of 10%).

         COAL CREEK PROSPECT

         During  March  2004,  the  Company  entered  into an  option  agreement expiring on April 11, 2004 to purchase an undivided 95% interest in approximately 2,500 net leasehold acres located in the Coal Creek Gas Prospect, Hughes and Pittsburg Counties, State of Oklahoma (the "Coal Creek Lease Purchase Agreement"). On April 27, 2004, the Company consummated the acquisition of the 1,536 acre lease pursuant to the terms and provisions of the Coal Creek Lease Purchase Agreement. Pursuant to the terms and provisions of the Coal Creek Lease Purchase Agreement, the Company paid a certain aggregate amount to complete the purchase of the acreage then available totaling 1,536 acres of the lease. Under the terms and provisions of the Coal Creek Lease Purchase Agreement, the Company has a 95% working interest in the subject lands and a 79% net revenue interest.

         On May 20, 2004, the Company paid an additional aggregate amount and acquired an additional 372 acres of the Coal Creek Prospect. The Company has a minimum 95% working interest in the subject lands and a 78% net revenue interest in the additional lands. The terms of the leases are for two years. As of the date of this Quarterly Report, the total acreage acquired in the Coal Creek Gas Prospect is 1,909 gross acres. The primary drilling target on the Coal Creek Gas Prospect is the Hartshorne coal at approximately 3,500 to 4,000 feet in depth. Management of the Company anticipates that drilling operations will commence before the end of third quarter 2004 on the Coal Creek Prospect.

         PANTHER CREEK PROSPECT

         During March 2004, the Company entered into a purchase agreement to acquire a three-year lease of approximately 292 acres located in five separate sections in the Panther Creek coal bed methane gas prospect, located in Hughes County, State of Oklahoma (the "Panther Creek Lease Purchase Agreement").
Pursuant to the terms and provisions of the Panther Creek Lease Purchase Agreement, the Company paid a certain aggregate amount to secure the three year lease. The Company has a 100% working interest and an approximate 81% net revenue interest in the subject property.

         SOUTH LAMAR PROSPECT

         On April 21, 2004, the Company entered into a purchase agreement to acquire an interest in three sections of farm-out acreage to develop coal bed methane gas wells in Hughes County, State of Oklahoma (the "South Lamar Purchase Agreement"). Pursuant to the terms and provisions of the South Lamar Purchase Agreement, the Company paid a certain aggregate amount and holds a 100% working interest and a 78.5% net revenue interest in 960 gross undeveloped acres to develop gas producing wells. On July 26, 2004, the Company acquired a further 184 acres in the South Lamar Prospect and a 100% working interest and a 78.5% net revenue interest in the additional acreage. The Company also holds all other zones except for the Thurman and Jefferson formations. Other target zones will be evaluated for potential drilling opportunities.

         MIDDLECREEK PROSPECT

         During May 2004, the Company entered into an agreement to acquire a 320 acre drilling target in the Middlecreek Gas Prospect located in Hughes County, State of Oklahoma. The agreement includes wells on the property with minor production from the Gilchrease zone and represents an average 70% net revenue interest and a 100% working interest. Rights to drill all geological zones are included, and primary gas targets include the Caney shale and Hartshorne coal zones with further possibilities in the Booch, Stuart and Savannah zones. The Company paid a certain aggregate amount for the leases acquired in the Middle Creek Prospect.

         H-9 PROSPECT

         During June 2004, the Company entered into an option to purchase a 100% working interest and a 79.25% net revenue interest in approximately 4,600 net leasehold acres in approximately 38 sections of the H-9 Prospect located in Hughes and McIntosh counties in the State of Oklahoma (the "H-9 Prospect"). The Company has paid a certain aggregate amount towards the purchase price with the balance due after completion of due diligence by the Company. On July 29, 2004, the Company paid an additional aggregate amount and completed the acquisition of the H-9 Prospect, acquiring approximately 4,850 acres of coal bed methane gas target drillable leases. A further 320 acres of gas target drillable leases in the H-9 area of interest were subsequently acquired with a 100% working interest and a 78.25% net revenue interest.

         The H-9 Prospect area acquisitions brings drillable acreage for the Company to approximately 9,425 acres with properties in the Wagnon, Panther, Coal Creek, South Lamar, Middlecreek and H-9 prospects, as discussed above, all located in the Arkoma Basin in the State of Oklahoma.

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

         Therefore, as of the date of this Quarterly Report, management of the Company does not intend to proceed with the acquisition or development of the above-described properties as disclosed in early filings due to management's analysis that the properties do not contain the appropriate oil and gas development elements that form part of the Company's current strategic focus and criteria for corporate oil and gas development initiatives.

         CONSULTATION AGREEMENT. On July 12, 2004, the Company, Lexington and Douglas Humphreys, a director of the Company, entered into an agreement (the "Agreement"), regarding Mr. Humphreys' assistance in overseeing the drilling operations and the completion and management of wells. Pursuant to the terms and conditions of the Agreement: (i) Mr. Humphreys will be paid compensation of $7,500 per month effective April 1, 2003; (ii) the Company will assign to Mr. Humphreys a 10% carried working interest in every well drilled by the Company on all properties held by the Company, including the Wagnon Property; (iii) Mr. Humphreys will have the right to purchase an additional 5% working interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells; and
(iv) the Company will grant to Mr. Humphreys an additional 200,000 Stock Options to be granted at $3.00 per share exercisable for a five-year term.

RESULTS OF OPERATION

SIX-MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2003

         The Company's net loss for the six-month period ended June 30, 2004 was approximately ($4,282,990) compared to ($129,738) during the six-month period ended June 30, 2003. During the six-month period ended June 30, 2004, the Company generated $94,207 in gross revenue primarily from the sale of gas produced from the Kellster #1-5 coal bed methane gas well that started production in mid February 2004, which gross revenue was reduced by $6,558 in estimated depletion and operating costs, resulting in operating income of $87,649. No revenue was generated during the six-month period ended June 30, 2003.

         During the six-month period ended June 30, 2004, the Company recorded $4,370,639 in operating expenses compared to $129,738 in operating expenses incurred during the six-month period ended June 30, 2003 (an increase of $4,240,901). During the six-month period ended June 30, 2004, the Company's operating expenses consisted primarily of: (i) $2,989,221 in stock-based compensation relating to the fair valuation of stock options granted to consultants compared to $-0- during the six-month period ended June 30, 2003;
(ii) $1,361,701 as general and administrative expenses compared to $82,665 during the six-month period ended June 30, 2003; and (iii) $19,717 as interest expense compared to $47,073 during the six-month period ended June 30, 2003.
General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

         Operating expenses incurred during the six-month period increased primarily due to the increase in general and administrative expenses relating to corporate marketing and the recording of the non-cash expense of $2,989,221 in connection with the grant of 2,200,000 stock options (400,000 pre-Forward Stock Split options and 1,000,000 post-Forward Stock Split options). See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

         Of the $1,361,701 incurred as operating expenses during the six-month period ended June 30, 2004, an aggregate of $30,000 was incurred payable to Investor Communications International, Inc. ("ICI") for amounts due and owing for operational management, administrative and financial services rendered for the quarter ended March 31, 2004 (no fees were incurred to ICI during the second quarter ended June 30, 2004). As of June 30, 2004, the Company also owed ICI an aggregate amount of $57,761 in loans inclusive of interest of $1,566 accrued at ten percent (10%) per annum on outstanding loans and unpaid management fees. During the six-month period ended June 30, 2004, the Company paid $-0- to ICI. During the first quarter, the Company settled $200,000 of the amounts due and owing ICI pursuant to which ICI assigned its right, title and interest into such debt to certain designated holders of Stock Options, and the Company agreed to accept such assignment of debt as payment for the exercise price of $0.50 per share of 400,000 (pre-Forward Stock Split) Stock Options held by such designated holders. During the second quarter, the Company settled $495,000 of amounts due and owing to ICI in exchange for issuance of 495,000 shares of the Company's restricted Common Stock pursuant to the exercise of options by certain designated holders of Stock Options at $1.00 per share. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

         The Company and ICI entered into a two-year consulting services and management agreement dated January 1, 1999 (the "Consulting Services Agreement"). On January 1, 2001, the Company and ICI renewed the Consulting Services Agreement for an additional two-year period. Although the Consulting Services Agreement had been terminated by the Company, a month-to-month agreement to provide services was established between the Company and ICI during the first quarter of 2004 as a transitional measure, which transitional period ended March 31, 2004.

         Of the $1,361,701 incurred as operating expenses during the six-month period ended June 30, 2004, an aggregate of $30,000 was incurred payable to International Market Trend AG ("IMT") for amounts due and owing for operational, administrative, and financial services rendered. On November 10, 2003, the Company and IMT entered into a consulting agreement (the "Consulting Agreement"), whereby IMT performs a wide range of management, administrative, financial, and business development services to the Company.

         As discussed above, the increase in net loss during the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003 is attributable primarily to the increase in general and administrative expenses and the recording of the non-cash expense of $2,989,221 in connection with the grant of 2,200,000 stock options (400,000 pre-Forward Stock Split options and 1,000,000 post-Forward Stock Split options). The Company's net loss during the six-month period ended June 30, 2004 was approximately ($4,282,990) or ($0.30) per share compared to a net loss of ($129,738) or ($0.10) during the six-month period ended June 30, 2003. The weighted average number of shares outstanding was 14,282,945 for the six-month period ended June 30, 2004 compared to 1,286,130 for the six-month period ended June 30, 2003 (which has been restated in accordance with the forward stock split of three-for-one shares of common stock effected January 26, 2004).

THREE-MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2003

         The Company's net loss for the three-month period ended June 30, 2004 was approximately ($1,189,231) compared to ($68,905) during the three-month period ended June 30, 2003. During the three-month period ended June 30, 2004, the Company generated $53,517 in gross revenue primarily from the sale of gas produced from the Kellster #1-5 coal bed methane gas well that started production in mid February 2004, which gross revenue was reduced by $3,879 in estimated depletion and operating costs, resulting in operating income of $49,638. No revenue was generated during the three-month period ended June 20, 2003.

         During the three-month period ended June 30, 2004, the Company recorded $1,238,869 in operating expenses compared to $68,905 in operating expenses incurred during the three-month period ended June 30, 2003 (an increase of $1,169,964). During the three-month period ended June 30, 2004, the Company's operating expenses consisted primarily of: (i) $1,233,552 as general and administrative expenses compared to $43,856 during the three-month period ended June 30, 2003; and (ii) $5,317 as interest expense compared to $25,049 during the three-month period ended June 30, 2003. Operating expenses incurred during the three-month period increased primarily due to the increase in general and administrative expenses.

         As discussed above, the increase in net loss during the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003 is attributable primarily to the increase in general and administrative expenses. The Company's net loss during the three-month period ended June 30, 2004 was approximately ($1,189,231) or ($0.08) per share compared to a net loss of ($68,905) or ($0.04) during the three-month period ended June 30, 2003. The weighted average number of shares outstanding was 14,618,332 for the three-month period ended June 30, 2004 compared to 1,563,289 for the three-month period ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

SIX-MONTH PERIOD ENDED JUNE 30, 2004

         As of the six-month period ended June 30, 2004, the Company's current assets were $886,486 and its current liabilities were $1,596,720, which resulted in a working capital deficit of $710,234. As of the six-month period ended June 30, 2004, the Company's total assets were $2,390,133 consisting of: (i) $780,759 in cash; (ii) $14,000 in prepaid expenses; (iii) $48,394 in accounts receivable;
(iii) $43,333 in deferred charges; (iv) $3,329 in fixed assets (net of depreciation); and (v) $1,500,318 in carrying value of oil and gas properties. As of the six-month period ended June 30, 2004, the Company's total liabilities were $1,686,720 consisting of: (i) $1,028,869 in current and non-current drilling obligations; (ii) $500,000 in convertible promissory notes; (iii) $83,820 in accounts payable and accrued liabilities; and (iv) $74,031 due to related parties. See "Part I. Financial Information. Item 2. Management's Discussion and Analysis or Plan of Operation - Material Commitments" for a discussion regarding the drilling commitments and "Part II. Other Information.
Item 2. Change in Securities and Use of Proceeds" for a discussion regarding the convertible promissory notes.

         Stockholders' equity increased from a deficit of ($697,818) for fiscal year ended December 31, 2003 to $703,413 for the six-month period ended June 30, 2004.

         The Company has not generated positive cash flows from operating activities. For the six-month period ended June 30, 2004, net cash flows used in operating activities was ($1,244,465) consisting primarily of a net loss of ($4,282,990), which was adjusted by $2,989,221 to reconcile net loss to net cash from operating activities relating to the non-cash expense of the grant of 2,200,000 stock options.

         Net cash flows used in investing activities was ($1,390,371) for the six-month period ended June 30, 2004 pertaining to the acquisition and development of the oil and gas properties.

         Net cash flows from financing activities was $3,064,175 for the six-month period ended June 30, 2004 pertaining primarily to $1,960,000 received from proceeds on sale of Common Stock, $500,000 received pursuant to the issue of convertible promissory notes and $678,869 in drilling obligations from private third parties.

PLAN OF OPERATION

         As of the date of this Quarterly Report, there has been a limited amount of income realized from the business operations of the Company, with no prior history of earnings prior to the share exchange agreement between Intergold Corporation (now known as Lexington Resources, Inc.), Lexington Oil & Gas Ltd. Co., an Oklahoma limited liability company ("Lexington"), and the shareholders of Lexington. The Company's primary sources of financing during the prior fiscal years before the Company changed its business premise to oil and gas exploration and development has been from advances provided to the Company as debt and private placement and warrant offerings.

         In accordance with the acquisition of Lexington, management of the Company anticipates a possible increase in operating expenses and capital expenditures relating to oil and gas operating properties drilling initiatives and property acquisitions. The Company may finance these expenses with further issuances of Common Stock of the Company, sources of debt funding, and private drilling funding agreements. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next six months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict the Company's business operations.

MATERIAL COMMITMENTS

         A significant and estimated commitment for the Company for fiscal year 2004 relates to the drilling agreements with private investors (the "Funding Investors") for the funding for the Kellster #1-5, Kyndal #2-2, and Bryce #3-2 coal bed methane gas wells. The Funding Investors each provided one-third of the authorization for expenditures capital estimated at $360,000 for the Kellster #1-5 coal bed methane gas well. As at June 30, 2004, $1,080,000 has been received by the Company for the completion and drilling costs of the first three wells. As of June 30, 2004, the Funding Investors have been repaid approximately $63,000 of their $360,000 investment in the Kellster #1-5 well.

         A significant commitment for the Company for fiscal year 2004 is the principal amount of $400,000 due and owing pursuant to a convertible promissory note dated April 26, 2004 and the principal amount of $100,000 due and owing pursuant to a similar convertible promissory note dated June 30, 2004 Pursuant to the terms and provisions of the $400,000 convertible promissory note, the holder thereof has the right to convert principal and interest at anytime at $5.00 per Common Share. Pursuant to the terms and provisions of the $100,000 convertible promissory note, the holder thereof has the right to convert principal and interest at anytime at $2.50 per Common Share. Both convertible promissory notes are unsecured and are issued for terms of one year with interest accruing on each at the U.S. prime lending rate +1% per annum.

         A significant and estimated commitment for the Company for fiscal year 2004 relates to the aggregate amount of $280,000, which was advanced to the Company by a private company that is one of the Funding Investors. This amount is non-interest bearing and has no fixed terms of repayment.

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

ITEM III. CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of the Company's management, including Grant Atkins, the Company's President and Chief Executive Officer, and Vaughn Barbon, the Company's Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as at June 30, 2004. Based on that evaluation, Mr. Atkins and Mr. Barbon concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the six-month period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

AUDIT COMMITTEE REPORT

         The Board of Directors has established an audit committee. The members of the audit committee are Mr. Steven Jewett, Mr. Doug Humphreys, and Mr. Norman MacKinnon. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in April 2004 and operated under a written charter adopted by the Board of Directors.

         The audit committee has reviewed and discussed with management the Company's unaudited financial statements as of and for the six-month period ended June 30, 2004. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

         Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in the Company's Quarterly Report on Form 10-QSB for the six-month period ended June 30, 2004 filed with the Securities and Exchange Commission.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         No report required.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OFFERING

         During the six-month period ended June 30, 2004, the Company engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Securities Act"), which has been terminated. Pursuant to the terms of the private placement, the Company offered 1,000,000 units in the capital of the Company (the "Unit"), at a subscription price of $2.50 per Unit, with each such Unit being comprised of one share of restricted Common Stock and one-half of one non-transferable share purchase warrant (the "Warrant"). Each such whole Warrant entitles the holder thereof to purchase one additional share of restricted Common Stock at an exercise price of $5.00 per Warrant for a period commencing on the date of the issuance of the Unit by the Company and ending on December 31, 2005. The Company sold 400,000 Units at $2.50 per Unit, consisting of 400,000 shares of restricted Common Stock and 200,000 Warrants, for aggregate gross proceeds of $1,000,000. The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, assets and net estimated worth of the Company. The Company issued shares of restricted Common Stock to one U.S. investor, who was deemed an accredited investor as that term is defined under Regulation D, and to ten non-U.S.
resident investors. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.

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

         The Forward Stock Split was effectuated with a record date of January 26, 2004 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased the Company's issued and outstanding shares of Common Stock from 4,681,184 to approximately 14,043,552 shares of Common Stock. The Common Stock will continue to carry a $0.00025 par value.

ICI DEBT

         During the six-month period ended June 30, 2004, the Company and ICI entered into a settlement agreement (the "Settlement Agreement"), in which the Company settled $495,000 of debt due and owing to ICI and ICI assigned its right, title and interest into such debt to certain designated holders of Stock Options, and the Company agreed to accept such assignment of debt as payment for the exercise price of $1.00 per share. The Company issued 495,000 shares of its trading Common Stock as registered under Form S-8 to designees of IMT pursuant to the exercise of options at $1.00 per share. The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

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

         During November 2003, the Company caused to be filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans". The S-8 registration statement became effective registering Stock Options under the Stock Option Plan in the aggregate amount of 1,000,000 Stock Options exercisable at an exercise price of $0.50 per share.

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

         During June 2004, the Company caused to be filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans". The S-8 registration statement became effective registering a further 400,000 Stock Options under the Stock Option Plan exercisable at an exercise price of $3.00 per share.

         On July 2, 2004, the Board of Directors of the Company ratified, approved and confirmed the adoption of an amendment to the Stock Option Plan, which provided authorization to the Board of Directors to grant up to a total of 5,000,000 Stock Options to directors, officers, employees and consultants of the Company and its subsidiaries. The 1,000,000 share option increase in Options to be granted under the Stock Option Plan shall be at $3.00 per share for a five-year term.

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

STOCK OPTIONS EXERCISED/ICI DEBT SETTLEMENT

         Of the 4,000,000 aggregate Stock Options granted, and as of the date of this Annual Report: (i) 868,870 Stock Options (pre-Forward Stock Split) have been exercised at $0.50 per share for $434,435 in settlement and assignment of debt in accordance with the terms of the respective notice and agreements of exercise of option (2,606,610 Stock Options post-Forward Stock Split); (ii) 81,130 Stock Options (pre-Forward Stock Split) have been exercised at $0.50 per share for $40,565 by employees or consultants of IMT in accordance with the terms of the respective notice and agreements of exercise of option (243,390 Stock Options post-Forward Stock Split); (iii) 495,000 Stock Options (post-Forward Stock Split) have been exercised at $1.00 per share for $495,000 by employees or consultants of IMT in accordance with the terms of the respective notice and agreements of exercise of option for $495,000 in settlement of debt to ICI and assignment of debt by ICI in accordance with the terms of the respective notice and agreements of exercise of option; (iv) 320,000 Stock Options (post-Forward Stock Split) have been exercised at $3.00 per share for proceeds of $960,000 by employees or consultants of IMT in accordance with the terms of the respective notice and agreements of exercise of option.

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


                                             LEXINGTON RESOURCES, INC.

Dated: August 6, 2004                        By: /s/ GRANT ATKINS
                                             ______________________________
                                             Grant Atkins, President and
                                             Chief Executive Officer


Dated: August 6, 2004                        By: /s/ VAUGHN BARBON
                                             ______________________________
                                             Vaughn Barbon, Chief Financial
                                             Officer