Form 10QSB
period 2004-09-30
LEXINGTON RESOURCES INC
filed 2004-11-15
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

                                 Yes [ ] No [ ]


                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                  Outstanding as of November 9, 2004

Common Stock, $.00025 par value        16,999,038

Transitional Small Business Disclosure Format (check one)

                                 Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS

         INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

         INTERMIN CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION OR PLAN OF OPERATION

ITEM 3.  CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            LEXINGTON RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2004
                                   (UNAUDITED)



















CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                            LEXINGTON RESOURCES, INC.
                         (an exploration stage company)

                           CONSOLIDATED BALANCE SHEETS

                                                                        September 30,       December 31,
                                                                            2004                2003
________________________________________________________________________________________________________
                                                                         (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                                  $ 1,484,637        $    351,420
   Prepaid expenses                                                            7,000                 450
   Accounts Receivable                                                       185,500                   -
   Deferred finance fee (Note 6)                                              30,833                   -
________________________________________________________________________________________________________
                                                                           1,707,970             351,870

FIXED ASSETS, net of depreciation                                              3,163                   -

OIL AND GAS PROPERTIES (Note 4)                                            2,255,353             120,000
________________________________________________________________________________________________________
                                                                         $ 3,966,486        $    471,870
========================================================================================================


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                              $   799,966        $     23,221
   Drilling obligations (Note 5)                                             862,984             350,000
   Convertible Promissory Notes (Note 6)                                     500,000                   -
   Due to related parties (Note 9)                                           436,226             796,467
________________________________________________________________________________________________________
                                                                           2,599,176           1,169,688
DRILLING OBLIGATIONS (Note 5)                                                225,000                   -
________________________________________________________________________________________________________
                                                                           2,824,176           1,169,688
________________________________________________________________________________________________________

CONTINGENCIES AND COMMITMENTS (Notes 1, 4, 5 & 8)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 7)
   Common stock $0.00025 par value: 200,000,000 shares authorized
   Preferred stock, $0.001 par value: 75,000,000 shares authorized
     Issued and outstanding:
        16,282,584 common shares (2003 - 1,563,552)                            3,871               3,211
        Additional paid-in capital                                         7,581,827             761,937
        Common stock purchase warrants                                       207,246              12,500
        Deficit accumulated during the exploration stage                  (6,650,634)         (1,475,466)
________________________________________________________________________________________________________
                                                                           1,142,310            (697,818)
________________________________________________________________________________________________________
                                                                         $ 3,966,486        $    471,870
========================================================================================================

The accompanying notes are an integral part of these interim consolidated financial statements.




                            LEXINGTON RESOURCES, INC.
                         (an exploration stage company)

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)


                                                                                                                  For the period
                                         Three months     Three months      Nine months       Nine months       from Sept 29, 2003
                                             Ended           Ended             Ended             Ended            (inception) to
                                         September 30,    September 30,     September 30,     September 30,       September 30,
                                             2004             2003             2004              2003                  2004
__________________________________________________________________________________________________________________________________
                                                           (Note 1)                             (Note 1)             (Note 1)

OIL AND GAS REVENUE                       $   211,549      $        -        $   305,756       $        -          $   305,756
__________________________________________________________________________________________________________________________________

EXPENSES
   Depletion                                  105,628               -            112,186                -              112,186
   Operating costs and taxes                   14,458                             21,641                                21,641
__________________________________________________________________________________________________________________________________
                                              120,086                            133,827                               133,827
__________________________________________________________________________________________________________________________________

OPERATING INCOME                               91,463               -            171,929                -              171,929
__________________________________________________________________________________________________________________________________

OTHER EXPENSES
   Consulting - stock based (Note 8)                -               -          2,989,221                -            2,989,221
   General and administrative                 949,459               -          2,307,567                -            2,406,749
   Interest expense                            23,924               -             50,309                -               53,044
__________________________________________________________________________________________________________________________________

                                              973,383               -          5,347,097                -            5,449,014
__________________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                   $  (881,920)     $        -        $(5,175,168)      $        -          $(5,277,085)
==================================================================================================================================

BASIC NET LOSS PER SHARE                  $     (0.06)     $    (0.00)       $     (0.35)      $    (0.00)
=========================================================================================================

WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                   15,319,693       9,000,000         14,632,326        9,000,000
=========================================================================================================


The accompanying notes are an integral part of these interim consolidated financial statements.




                            LEXINGTON RESOURCES, INC.
                         (an exploration stage company)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                                     For the period
                                                                                                                               from
                                                                                                   For the Nine       September 29,
                                                                                For the Nine       month period    2003 (inception)
                                                                                month period              ended                  to
                                                                              ended Sept 30,      September 30,       September 30,
                                                                                        2004               2003                2004
___________________________________________________________________________________________________________________________________
                                                                                                  (Note 1)            (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period                                                $(5,175,168)        $   -            $(5,217,317)
Adjustments to reconcile net loss to net cash from operating activities:
       Non-cash consulting fees                                                   2,989,221             -              2,989,221
       Non-cash finance fees                                                         19,167             -                 19,167
       Oil and gas depletion                                                        112,186             -                112,186
       Depreciation                                                                     332             -                    332
  Changes in working capital assets and liabilities
       Prepaid expenses                                                              (6,550)            -                 (7,000)
       Accounts receivable                                                         (185,500)            -               (185,500)
       Accounts payable                                                             777,745             -                762,021
       Accrued interest payable                                                      24,453             -                 24,453
       Accrued and unpaid fees payable                                               30,000             -                 30,000
___________________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                      (1,414,114)            -             (1,472,437)
___________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash acquired on acquisition of Lexington Oil & Gas Co. LLC                             -             -                    900
  Fixed assets                                                                       (3,495)            -                 (3,495)
  Oil and gas properties                                                         (2,247,539)            -             (2,367,539)
___________________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                      (2,251,034)            -             (2,370,134)
___________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Drilling obligations                                                              737,984             -              1,087,984
  Advances payable                                                                  279,306             -                207,849
  Convertible Promissory Notes                                                      500,000             -                500,000
  Proceeds on sale of common stock                                                3,281,075           100              3,531,375
___________________________________________________________________________________________________________________________________

NET CASH FLOWS FROM FINANCING ACTIVITIES                                          4,798,365           100              5,327,208
___________________________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                                       1,133,217           100              1,484,637

CASH, BEGINNING OF PERIOD                                                           351,420             -                      -
___________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                             $ 1,484,637         $ 100            $ 1,484,637
===================================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 11)

The accompanying notes are an integral part of these interim consolidated financial statements.


LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)


NOTE 1:  NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

By Share Exchange Agreement dated November 19, 2003, Lexington Resources, Inc. (formerly Intergold Corporation) ("LRI" or "the Company"), a Nevada corporation, acquired 100% of the issued and outstanding shares of Lexington Oil & Gas Ltd. Co. LLC, (an exploration stage company) ("Lexington"), in exchange for 9,000,000 (3,000,000 pre January 26, 2004 3:1 forward split) restricted shares of common stock of the Company representing 85% of the total issued and outstanding shares of the Company at the time. In connection with this transaction, Intergold Corporation changed its name to Lexington Resources, Inc. (Refer to Note 3.)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $891,206, has incurred significant losses since inception, and further losses are anticipated in the development of its oil and gas properties raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)


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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing earnings (loss) for the period by the weighted average number of common shares outstanding for the period. Fully diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. The presentation is only of basic earnings (loss) per share as the effect of potential dilution of securities has no impact on the current period's basic earnings per share. Loss per share, as presented, has been restated to reflect the forward stock split described in Note 7. The weighted average number of shares outstanding prior to the reverse acquisition is deemed to be the number of shares issued in connection with the reverse acquisition being 9,000,000 shares (3,000,000 pre January 26, 2004 3:1 forward split).

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

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
________________________________________________________________________________

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 8:


                                                                              For the period from
                                                                               September 29, 2003
                                                       Nine months ended          (inception) to
                                                       September 30, 2004      September 30, 2004
                                                       __________________________________________

Net loss for the period                As reported        $(5,175,168)                $  -
SFAS 123 compensation expense          Pro-forma             (692,051)                   -
                                                       __________________________________________
Net loss for the period                Pro-forma          $ (5,867,219)               $  -
                                                       ==========================================

Pro-forma basic net loss per share     Pro-forma          $     (0.40)                $  -
                                                       ==========================================



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

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)


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

Management of the Company decided not to proceed with the acquisition or development of the described properties as set out in item (iv) due to management's analysis that the properties did not contain the appropriate oil and gas development elements that form part of the Company's current focus and criteria for corporate oil and gas development initiatives.

In  order  to  reflect  the  revised   operating   arrangement   resulting  from
modifications to the original terms of the Share Exchange Agreement the Humphreys Purchase and Sale Agreement and the Paluca Agreement were simultaneously executed:

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

MANAGEMENT COMPENSATION AGREEMENT

The Company and its subsidiary have negotiated a new compensation agreement ("New Agreement") with Humphreys for his assistance in overseeing the drilling operations and the completion, management of wells, and for his increasing role in development of the Company on a performance basis. Under the covenants provided under the New Agreement and within its effective term, Humphreys, or his designate: (1) will receive compensation of $7,500 per month, effective April 1, 2004; (2) will be assigned a 10% carried working interest in every well drilled by the Company on all properties held by the Company, including the Wagnon property, (3) will have the right to purchase an additional 5% working interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells; and (4) will receive a further 200,000 options in the Company to be granted at $3.00 per share exercisable for a five year term. These options were granted in July 2004. (Refer to Note 8.)

During the third quarter the Company recorded additional compensation expense to Humphreys of $100,000 being the estimated value of his 10% carried interest in the Company's wells developed in the period.

Doug Humphreys is a director of the Company and is the Drilling Operations Manager of Lexington Oil & Gas Ltd. Co., and also consults to Oak Hills Energy, Inc. ("Oakhills"), an oil and gas operating company based in Holdenville, Oklahoma that acts as "operator" to Lexington. Mr. Humphreys is in charge of oil and gas operations in Oklahoma. (Refer to Note 9.)

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)


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

Orient Exploration Ltd. is a private corporation that owns 9,000,000 restricted common shares in the capital of the Company obtained primarily during the reverse takeover of Lexington Oil & Gas Ltd. Co.

NOTE 4 - OIL AND GAS PROPERTIES
________________________________________________________________________________

WAGNON LEASE

By agreement dated October 9, 2003, Lexington acquired an interest in a section of farm-out acreage with the intention to develop coal bed methane gas producing wells in Pittsburg County, Oklahoma. Lexington holds a 100% working interest and a 75% net revenue interest in approximately 590.2 gross undeveloped acreage of a potential gas producing property located in Pittsburg County, Oklahoma (the "Wagnon Property"). The Company's interest relating to the Wagnon Property is subject to farm-out agreements equating to 20% working interest between Paluca, Oak Hills and the lessee of the Wagnon Property.

A director and an officer of Lexington Resources, Inc. were minority owners in Oak Hills Energy, Inc. in 2003. Their interest in Oak Hills was purchased by the majority shareholder on January 26, 2004.

During the nine month period ended September 30, 2004 three gas wells (the Kellster 1-5, Kyndal 2-2 and Bryce 3-2) have been put into production.

The Company is currently preparing to drill a fourth well on the Wagnon Property (Caleigh 4-2). During the nine month period ended September 30, 2004 the Company spent $998,662 on drilling expenditures on the Wagnon lease. (Refer to Note 5.)

COAL CREEK PROSPECT

In March 2004 the Company obtained an option to purchase an undivided 95% interest in approximately 2,500 net leasehold acres in 5 sections of the Coal Creek Prospect located in Hughes and Pittsburg Counties, in the State of Oklahoma. During the nine month period ended September 30, 2004 the Company acquired approximately 1,930 net leasehold acres under the option. Under the terms of the purchase of these leases, Lexington has an undivided 95% - 100% working interest in the subject lands and a minimum 79% net revenue interest. The terms of the leases are for two years.

PANTHER CREEK PROSPECT

In March 2004 the Company purchased a 3 year lease of approximately 300 acres located in five separate sections to develop the Panther Creek Project in Hughes County, Oklahoma. Lexington has an undivided 100% working interest in subject lands and an approximate 81% net revenue interest.

SOUTH LAMAR PROSPECT

By agreement dated April 21, 2004, Lexington acquired a 100% working interest, 78.5% net revenue interest, in a three sections (960 acres) of farm-out acreage in Hughes County, Oklahoma (the "South Lamar Prospect") with the intention to develop coal bed methane gas producing wells. The term of the lease is two years. On July 26, 2004, the Company acquired a further 183.98 acres in the South Lamar prospect and a 100% working interest and a 79% net revenue interest in the additional acreage. The term of the lease is two years.

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)


NOTE 4 - OIL AND GAS PROPERTIES (CONT'D)
________________________________________________________________________________

H-9 PROSPECT

By agreement dated June 29, 2004, Lexington has obtained an option to purchase an undivided 100% leasehold interest, 79.25% net revenue interest, in approximately 4,600 net leasehold acres in approximately 38 sections of the H-9 Prospect located in Hughes and McIntosh Counties, in the State of Oklahoma. The Company concluded the purchase of the property on July 29, 2004. The terms of leases acquired within the prospect are between three and four years.

On July 19, 2004 the Company acquired an additional 325 acres of gas target drillable acreage in the northeast portion of Hughes County, Oklahoma in the vicinity of the approximate 4,600 acres of farm out leases under acquisition (H-9) Prospect. Drilling targets that are included in the lease include Hartshorne and Booch Coal gas zones with a 100% Working Interest and a 78.3% Net Revenue Interest. The acquired lease is held by production. The term of the lease is three years.

NOTE 5:  DRILLING OBLIGATIONS
________________________________________________________________________________

During the period ended December 31, 2003 Lexington, the Company, and Oakhills entered into drilling agreements with private investors (the "Funding Investors") for the funding for the first three wells, the Kellster 1-5, the Kyndal 2-2 and the Bryce 3-2, located on the Wagnon Lease. The Funding Investors each provided one-third of the Authorization For Expenditure ("AFE") capital estimated at $360,000 for the drilling and completion of each of the first three wells. As of September 30, 2004, the Company had received the total required funding of $1,080,000 for the drilling and completion of the first three Wagnon Lease wells and had successfully drilled and completed the Kellster 1-5 and the Kyndal 2-2 wells. The Bryce 3-2 well, representing the third Wagnon Lease well, was successfully drilled and completed in August, 2004. The terms of the drilling agreements of all wells on the Wagnon Lease are the same for each well on the property.

Lexington, the Company, and Oakhills entered into drilling agreements with the Funding Investors for the expected drilling and completion of a fourth Wagnon Lease well, the Caleigh 4-2 well that is expected to begin drilling no later than the end of November 2004. As of September 30, 2004, $135,000 had been received for the drilling of the Caleigh 4-2. As of September 30, 2004, the Company had received a total of $1,215,000 for the drilling and completion of a total of four wells on Company's Wagnon Lease. Subsequent to September 30, 2004, an additional $270,000 was received, providing all AFE capital required for intended drilling and completion of the Caleigh 4-2 well.

Wells to be drilled on the Wagnon Lease property carry royalty interests totaling 25% to land owners and property interest holders and carried working interests of 5% to a land owner, and 10% to a company related to a director of the Company (see Note 3 - Management Compensation Agreement). A company related to a director of the Company, Paluca, also owns a non-carried working interest of 5% as part of capital participation funding provided by Paluca.

The Funding Investors are provided an 80% working interest, 60% net revenue interest, in the wells until their invested capital for each well is repaid, after which time the Funding Investors revert to an aggregate 20.1% working interest, 15.075% net revenue interest, in the wells located on the Wagnon Lease. Oak Hills, the operator of the well, will "back-in" to a reversionary 6.7% working interest after invested capital is repaid to the Funding Investors in the wells located on the Wagnon Lease and the Company will back-in to a reversionary 53.2% working interest. The Company's repayment obligation to the Funding Investors is limited to the production revenues generated from wells located on the Wagnon Lease. Accordingly, if any of the subject wells on the Wagnon Lease are unsuccessful the drilling obligations will be written off when such determination is made. Management has estimated that the non-current portion of the drilling obligations as at September 30, 2004 is $225,000.

As of September 30, 2004, the Funding Investors have been repaid $127,016 of their $720,000 investment in the Kellster 1-5 and Kyndall 2-2 wells.

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)


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

Application of a relative-fair-value method has resulted in the convertible promissory notes being recorded as separate debt and equity components. A discount on the promissory notes payable of $50,000 has been accrued and recorded as a deferred finance fee, to be amortized over the terms of the notes. The discount was determined based upon a fair value interest rate for comparable debt of 15% per annum. As of September 30, 2004, $19,167 of the deferred finance fee has been expensed. The equity component, which is represented by the conversion feature, has a carrying value of $50,000 being the difference between the face amount of the convertible debenture and its fair value as calculated above. The carrying value of the equity component has been recorded as a charge to shareholders' equity.

On October 29, 2004, a total of $500,000 in promissory notes and accrued interest to that date were settled for private placement in units offered by the Company at $1.47 per unit, with each unit comprised of one common share and one share purchase warrant exerciseable at $1.68 per share (see Note 7).

NOTE 7:  STOCKHOLDERS' EQUITY
________________________________________________________________________________

The authorized capital of the Company consists of 200,000,000 voting common shares with $0.00025 par value, and 75,000,000 non-voting preferred shares with $0.001 par value.

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

STOCK OPTION EXERCISE

On January 22, 2004 the Company issued 1,200,000 pre forward split shares of its common stock, upon the exercise of 1,200,000 stock options at $0.167 per share for proceeds of $200,000, which was paid by way of offset of $200,000 originally advanced to the Company by Investor Communications International, Inc. ("ICI") which was assigned by ICI to IMT designated option holders as described in Note 8.

On May 18, 2004 the Company issued 495,000 shares of its common stock, upon the exercise of 495,000 stock options at $1.00 per share for proceeds of $495,000, which was paid by way of offset of $495,000 originally advanced to the Company by ICI, which was assigned to a designated option holder, as described in Note 8.

PRIVATE PLACEMENT

On November 26, 2003 the Company issued 300,000 restricted common shares at $0.83 per share plus one-half warrant at $5.00 per share for each share purchased, with warrant terms to December 31, 2004. The total amount raised in this financing was $250,000. The value of the warrants was estimated to be $12,500 and was recorded as a separate component of stockholders' equity.

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)


NOTE 7:  STOCKHOLDERS' EQUITY
________________________________________________________________________________

On May 3, 2004 the Company concluded and issued 400,000 restricted common shares at $2.50 per share plus one-half warrant at $5.00 per share for each share purchased, with warrants terms to December 31, 2005. The total amount raised in this financing was $1,000,000. The value of the warrants was estimated to be $45,000 and was recorded as a separate component of stockholders' equity. A finders fee of 39,800 restricted common shares was paid pursuant to the transaction.

SHARE OFFERING

On September 9, 2004 the Company approved a financing of up to 4,150,000 units of restricted common shares at a price of $1.47 per share plus a full share purchase warrant exerciseable at a price of $1.68 per share for each share purchased (the "September Unit(s)"). The warrants will expire six months from the effective date of registration of the stock and warrants to be issued under the offering. The amount approved to be raised in this financing is up to $6,100,500. Brokers' fees payable on the September Units are: cash of 8% of gross proceeds, brokers' warrants equal to 4% of the gross proceeds (to be issued under the same terms as the warrants issued under the offering), and a warrant exercise fee equal to 5% of proceeds received as a result of the future exercise of the warrants by the investors. The Company has agreed to file a registration statement with the Securities and Exchange Commission ("SEC") within 45 days after completion of the transaction, covering the resale of shares of common stock sold in the private placement or issuable upon exercise of the warrants. Under the terms of the financing, the registration statement is to become effective within 120 days after the filing date or the Company will be subject to certain penalty provisions.

As of September 30, 2004, 984,232 September Units had been sold for proceeds of $1,436,821, net of a $10,000 agent fee which was charged to additional paid in capital. The fair value of the warrants was estimated to be $0.147 each and $144,682 has been recorded as a separate component of stockholders' equity. In connection with this portion of the financing, a brokers' fee payable of $115,746 has been accrued. The fair value of the 34,448 broker warrants to be issued to date has been estimated to be $0.147 per warrant and as a result, $5,064 has been recorded as a separate component of stockholders' equity.

Subsequent to September 30, 2004 the Company placed an additional 716,454 September Units. Of the 716,454 units sold, 376,318 were non-brokered, and 340,136 were brokered. Proceeds received on the brokered portion of this financing were $445,000, net of $55,000 in brokers' and administration fees. Brokers' warrants payable total 11,905 warrants. The fair value of the broker warrants is estimated to be $0.147 each and thus, $1,750 will be recorded as a separate component of stockholders' equity. The non-brokered units in the amount of 376,318 were issued upon: (1) settlement of the $500,000 convertible promissory note and accrued interest of approximately $12,637 for 348,733 units; and (2) pursuant to a non-brokered placee that paid $40,550 for 27,585 units.

SHARE PURCHASE WARRANTS

Share purchase warrants outstanding at September 30, 2004 are:

                                                           Weighted Average
                                                               Remaining
       Range of Exercise Prices                          Contractual Life (yr)
                                    Number of Shares
       _______________________________________________________________________

            $1.66 - $5.00              1,368,680                  .95
       =======================================================================

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

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)


NOTE 8:  EMPLOYEE STOCK OPTION PLAN (CONT'D)
________________________________________________________________________________

On December 31, 2003, the terms of the Company's SOP were altered, whereby the authorized total number of options was increased from 3,000,000 shares to 4,000,000 shares.

By Directors' Resolution dated July 2, 2004 the Company (1) increased the authorized number of options under the SOP from 4,000,000 to 5,000,000; and (2) made the new 1,000,000 stock options exercisable at $3.00 per share for a 5 year term. As of September 30, 2004, 4,200,000 options under the Company's current SOP have been granted.

A summary of the Company's stock options as of Sept. 30, 2004, and changes during the period ended is presented below:

                                                       Sept. 30,2004
                                              ________________________________
                                              Number of       Weighted average
                                               options         exercise price
                                              _________       ________________
     Outstanding at beginning of period       1,350,000        $ 0.167/share
     Exercised January 22, 2004              (1,200,000)       (0.167)/share
     Grant February 2, 2004                   1,000,000           2.00/share
     Exercised May 18, 2004                    (495,000)          1.00/share
     Exercised June, 2004                      (320,000)          3.00/share
     Grant July 26,2004                         200,000           3.00/share
                                              ________________________________

     Exercisable at September 30, 2004          535,000          $1.70/share
                                              ================================

In January 2004, 1,200,000 stock options (400,000 pre forward split shares) were exercised at $0.167 per share ($0.50 per pre forward split share) for proceeds of $200,000 which was paid by way of offset of $200,000 originally advanced to the Company by ICI which was assigned by ICI to IMT designated option holders.

On February 2, 2004, an additional 1,000,000 share options were granted; 500,000 exercisable at $1.00 and 500,000 exercisable at $3.00. The term of these options is five years. The fair value of these options at the date of grant of $2,989,221 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 251% and has been recorded as a consulting expense in the period.

In April 2004 the Company registered 500,000 common stock options exercisable at $1.00 per share under an S-8 Registration Statement. On May 18, 2004, 495,000 of these stock options were exercised at $1.00 per share for proceeds of $495,000 which was paid by way of offset of $495,000 originally advanced to the Company by ICI which was assigned to a designated option holder.

In June 2004 the Company registered 400,000 common stock options exercisable at $3.00 per share under an S-8 Registration Statement. And, in June 2004, 320,000 of these stock options were exercised at $3.00 per share for proceeds of $960,000.

On July 12, 2004, 200,000 stock options were granted at $3.00 per share to Humphreys. The term of these options is five years. The fair value of these options at the date of grant of $692,051 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 222% and in accordance with the provisions of SFAS 148, has been disclosed on a pro-forma basis in Note 2.

NOTE 9:  RELATED PARTY TRANSACTIONS
________________________________________________________________________________

Although the formal arrangement for services to be provided by ICI, a minority shareholder and consulting services agent to the Company, ended on December 31, 2003, a month to month arrangement to provide services to the Company was agreed to as a transitional measure during the first quarter of the year. This transition period ended March 31, 2004. During the quarter ended March 31, 2004, a total of $30,000 (2003 - $110,000) was incurred to ICI for managerial, administrative and investor relations services provided to the Company and its subsidiary, no fees were incurred to ICI for the balance of the period ended September 30, 2004. As of September 30, 2004 the Company owed ICI a total in loans of $71,196 and interest

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)


NOTE 9:  RELATED PARTY TRANSACTIONS (CONT'D)
________________________________________________________________________________

of $3,032 accrued at 10% per annum on outstanding loans, for a total of $74,228 (2003 - $1,263,762). Subsequent to September 30, 2004 the Company repaid ICI
$72,761 in loans and accrued interest leaving a total of $3,033 in accrued interest still owing to ICI.

The Company previously entered into a contract with International Market Trend AG ("IMT"), a private company to whom certain of the Company's directors and officers provide consulting services relating to oil and gas industry and market development services. The Company incurred $30,000 in fees to IMT for the three month period ended September 30, 2004 and has incurred $60,000 for the nine month period ended September 30, 2004. (2003 - nil). Of the 1,000,000 stock options granted on February 2, 2004, 895,000 stock options were granted to IMT, or its designates.

During the period ended March 31, 2004 the Company settled $200,000 of the amounts due to ICI in exchange for the issuance of 1,200,000 shares of the Company's common stock by way of exercising options at $0.167 per share.

During the period ended June 30, 2004 the Company settled $495,000 of the amounts due to ICI in exchange for 495,000 shares of the Company's common stock by way of exercising options at $1.00 per share.

Humphreys has been assigned a 10% carried Working Interest in each well to be drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon Lease. Humphreys also has the right to purchase an additional 5% working interest in each well to be located on the Wagnon Lease. As of September 30, 2004 the Company has recorded $27,500 as a receivable from Humphreys as full payment to be received for an additional 5% working interest in each of the Kellster 1-5, the Kyndal 2-2, and the Bryce (Refer to Notes 3, 4 and 5.)

Refer to Notes 5 and 8.

NOTE 10: INCOME TAXES
________________________________________________________________________________

The Company has adopted FASB No. 109 for reporting purposes. As of September 30, 2004, the Company had net operating loss carry forwards that may be available to reduce future years' taxable income and will expire between the years 2006 - 2023. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 11: SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS


________________________________________________________________________________

                                              Period ended Sept. 30, 2004      Period ended Sept. 30, 2004
       ___________________________________________________________________________________________________
       Cash paid during the period for:
                Interest                                  $ -                              $ -
                Income taxes                              $ -                              $ -
       ___________________________________________________________________________________________________



During the nine month period ended September 30, 2004 the Company:

     1. settled $200,000 of advances due to ICI for 400,000 pre-forward split shares of common shares on the exercise of stock options at $0.50 per share for the offset of prior advances in the amount of $200,000 (refer to Note 7);

     2. settled $495,000 of the advances due to ICI in exchange for 495,000 shares of the Company's common stock by way of exercising options at $1.00 per share (refer to Note 7); and

     3. issued 1,000,000 stock options in payment for consulting fees. A non-cash expense of $2,989,221 has been recorded in connection with these options (refer to note 8).

LEXINGTON RESOURCES, INC.
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)


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

Refer to Note 7.

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

         In addition, our business and operations are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements on which we rely in making such disclosures. In connection with this safe harbor we are hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on our behalf. Any such statement is qualified by reference to the cautionary statements included in this Quarterly Report.

OVERVIEW

         Lexington Resources, Inc. is a corporation organized under the laws of the State of Nevada (the "Company"). On November 19, 2003, Intergold Corporation (now known as Lexington Resources, Inc.), Lexington Oil & Gas Ltd. Co., an Oklahoma limited liability company ("Lexington"), and the shareholders of Lexington (the "Lexington Shareholders") entered into a share exchange agreement (the "Share Exchange Agreement"). As a result of the Share Exchange Agreement, the acquisition of Lexington has been accounted for as a reverse acquisition with Lexington being treated as the accounting parent and the Company, the legal parent, being treated as the accounting subsidiary.

         The Company currently trades on the OTC Bulletin Board under the symbol "LXRS.OB" and on the Frankfurt and Berlin Stock Exchanges under the symbol "LXR" and WKN: A0BKLP.

         The Company is a natural resource exploration and production company engaged in the acquisition and development of oil and gas properties in the United States.

         The Company's wholly owned subsidiary, Lexington previously acquired a section of farm-out acreage in Pittsburg County, Oklahoma for the development and production of coal bed methane gas (the "Wagnon Property"). The Company has reported production results for three of the coal bed methane gas wells located on the Wagnon Property. During the quarter ended September 30, 2004, the coal bed methane gross gas production produced gross revenues to Lexington of approximately $211,549.

         We have obtained an independent reserve and economic evaluation report on the Wagnon Property as of September 1, 2004 conducted by Fletcher Lewis Engineering, Inc. The report states that proved developed producing future net reserves for three producing wells in the Wagnon Property are 1,176,008 MCF or $4,353,737 and a 10% discount present worth of $3,446,997 utilizing a gas price of $4.57 MCF.

         As of the date of this Quarterly Report, the Company plans to drill its fourth horizontal gas well (the "Caleigh #4-2). Site preparations have been completed in advance of the drilling rig's arrival. Management of the Company anticipates that the Caleigh #4-2 well will utilize existing base infrastructure and gas gathering systems already established earlier by the Company on the Wagnon lease. Management anticipates that a larger compressor will be installed in connection with the Caleigh #4-2 well to better effect overall production. Management believes that drilling will commence no later than the end of November 2004 and be similar in drilled depths and drilling protocols as those previously experienced in the drilling in the Wagnon Property. The Company has entered into an additional drilling agreements with private investors for the funding of the Caleigh #4-2 well. As of September 30, 2004, $135,000 has been received by the Company for the drilling of the Caleigh #4-2 well. Subsequent to September 30, 2004, the Company received an additional $270,000 for a total of $405,000, which provides all estimated capital required for intended drilling and completion of the Caleigh #4-2 well.

         On November 9, 2004, the Company announced that it had reached an agreement with Oak Hills Drilling and Operating, LLC, ("Oakhills Drilling") to drill a ten well program. Oakhills Drilling is an Oklahoma based private drilling contractor that will provide the Company with drill rig and drilling expertise required for Lexington to execute its planned drilling initiatives according to the Company's timetable.

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

         On July 12, 2004, the Company, Lexington and Douglas Humphreys, a director of the Company, entered into an agreement (the "Agreement"), regarding Mr. Humphreys' assistance in overseeing the drilling operations and the completion and management of wells. Pursuant to the terms and provisions of the
Agreement: (i) Mr. Humphreys will be paid compensation of $7,500 per month effective April 1, 2004; (ii) the Company will assign a 10% carried working interest in every well drilled by the Company on all properties held by the Company, including the Wagnon Property; (iii) Mr. Humphreys will have the right to purchase an additional 5% working interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells; and (iv) the Company will grant to Mr. Humphreys an additional 200,000 Stock Options to be granted at $3.00 per share exercisable for a five year term (such Stock Options were granted in July 2004). During the third quarter the Company recorded additional compensation expense to Humphreys of $100,000 being the estimated value of his 10% carried interest in the Company's wells developed in the period.

         On November 1, 2004 the Company completed the sale of an aggregate of 1,351,953 Units (the "Units") of the Company at a purchase price of $1.47 per Unit for gross proceeds of approximately $1,987,371. Further, the holder of two outstanding promissory notes from the Company, in the aggregate principal amount of $500,000, exchanged the promissory notes for Units, resulting in the issuance of an additional 348,733 Units. Each Unit consists of one share of the Company's $0.00025 par value common stock (the "Common Stock") and one warrant to purchase a share of the Corporation's common stock at an exercise price of $1.68 (the "Warrants"). The Warrants are exercisable for a term of 180 days after a registration statement filed by the Corporation for the resale of the Common Stock and the shares of common stock underlying the Warrants has been declared effective by the Securities and Exchange Commission.

RESULTS OF OPERATION

         As a result of the Share Exchange Agreement, discussed above, the acquisition of Lexington has been accounted for as a reverse acquisition with Lexington being treated as the accounting parent and the Company, the legal parent, being treated as the accounting subsidiary. In accordance with reverse acquisition accounting, the consolidated results of operations of the Company include those of Lexington for all periods presented and those of the Company subsequent to the date of the reverse acquisition. Because Lexington had no operations for the period September 29, 2003 to September 30, 2003, comparative results of operation are not presented or discussed.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

         During the three-month period ended September 30, 2004, the Company generated $211,549 in gross revenue primarily from the sale of gas produced from the coal bed methane gas wells on the Wagnon Property which started production in mid February 2004. Depletion and operating costs during the three-month period ended September 30, 2004 was $120,086, resulting in operating income during the period of $91,463.

         During the three-month period ended September 30, 2004, the Company recorded $973,383 in other expenses. Other expenses consisted of: (i) $949,459 as general and administrative expenses, and (ii) $23,924 as interest expense. General and administrative expenses consisted of corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

         As a result of the above, the Company's net loss for the three-month period ended September 30, 2004 was approximately ($881,920) or ($0.06) per share.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

         During the nine-month period ended September 30, 2004, the Company generated $305,756 in gross revenue from the sale of gas produced from coal bed methane gas wells on the Wagnon Property, which as a result of depletion and operating costs was reduced by $133,827 resulting in operating income of $171,929.

         During the nine-month period ended September 30, 2004, the Company recorded $5,347,097 in other expenses which consisted primarily of: (i) $2,989,221 in stock-based compensation relating to the fair valuation of stock options granted to consultants; (ii) $2,307,567 as general and administrative expenses; and (iii) $50,309 as interest expense. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

         As a result of the above, the Company's net loss for the nine-month period ended September 30, 2004 was $5,175,168.

LIQUIDITY AND CAPITAL RESOURCES

         Generally, the Company has financed operations to date through the proceeds of the private placement of equity and debt securities. In connection with the Company's business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties, (ii) drilling initiatives, and (iii) property acquisitions. The Company intends to finance these expenses with further issuances of securities by the Company and revenues from operations. Thereafter, the Company expects it will need to raise additional capital and increase its revenues to meet long-term operating requirements.

         The Company has not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2004, net cash flows used in operating activities was $1,414,114, consisting primarily of a net loss of $5,175,168. Net cash flows used in operating activities was adjusted by $2,989,221 to reconcile the non-cash expense of the grant of 2,200,000 stock options.

         During the nine-months ended September 30, 2004, net cash flows used in investing activities was $2,251,034, which was primarily the result of the acquisition of the oil and gas properties.

         During the nine-months ended September 30, 2004, net cash flows from financing activities was $4,798,368 pertaining primarily to $3,281,075 received from proceeds on sale of Common Stock, $500,000 received pursuant to the issue of convertible promissory notes and $737,984 in drilling obligations from private third parties.

         As of the nine-month period ended September 30, 2004, the Company's current assets were $1,707,970 and its current liabilities were $2,599,176, resulting in a working capital deficit of $891,206. We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash flow from operations and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

         Additional issuances of equity or convertible debt securities will result in dilution to the Company's current shareholders. Further, such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict the Company's business operations.

         The independent auditors' report accompanying our December 31, 2003 consolidated financial statements contain an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business.

ITEM 3. CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of the Company's management, including Grant Atkins, the Company's President and Chief Executive Officer, and Vaughn Barbon, the Company's Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as at September 30, 2004. Based on that evaluation, Mr. Atkins and Mr. Barbon concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the nine-month period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On approximately September 10, 2004, the Company filed a Complaint for Replevin and Damages naming its transfer agent, X-Clearing Corporation, as defendant, Case No. 04-CV-7556, in the District Court for the City and County of Denver, State of Colorado (the "Complaint for Replevin"), regarding a dispute between the Company and X-Clearing Corporation concerning the termination of X-Clearing Corporation as the Company's transfer agent and the termination fees which may be due and owing as a result of such termination. The Complaint alleged that: (i) the defendant was wrongfully retaining the transfer records of the Company and the Company was entitled to immediate and permanent possession, use and disposition of the transfer records; (ii) the defendant breached its contract with the Company; and (iii) the defendant breached its fiduciary duties and obligations to the Company.

         On August 27, 2004, the Company and X-Clearing Corporation entered into a settlement agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the terms of which are confidential, the Company received its transfer records and such records have been provided to the Company's new transfer agent, "Transfer Online" of Portland, Oregon, and all outstanding issues relating to this litigation are fully settled.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OFFERING OF 1,351,953 UNITS AND
EXCHANGE OF CONVERTIBLE PROMISSORY NOTE

         On November 1, 2004 the Company completed the sale of an aggregate of 1,351,953 Units (the "Units") of the Company at a purchase price of $1.47 per Unit for gross proceeds of approximately $1,987,371. Further, the holder of two outstanding promissory notes from the Company, in the aggregate principal amount of $500,000, exchanged the promissory notes for Units, resulting in the issuance of an additional 348,733 Units. Each Unit consists of one share of the Company's $0.00025 par value common stock (the "Common Stock") and one warrant to purchase a share of the Corporation's common stock at an exercise price of $1.68 (the "Warrants"). The Warrants are exercisable for a term of 180 days after a registration statement filed by the Corporation for the resale of the Common Stock and the shares of common stock underlying the Warrants has been declared effective by the Securities and Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         On approximately July 21, 2004, the board of directors of the Company approved the selection of a new transfer agent for the Company. The Company's transfer agent is: Transfer Online, Inc., 317 SW Alder Street, Second Floor, Portland, Oregon 97204, tel. (503) 227-2950, fax (503) 227-6874.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits:

         10.1. Agreement between Lexington Resources, Inc. and Douglas Humphreys dated July 12, 2004.

         31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         32.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a- 14(b) or 15d-14(b) and 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a- 14(b) or 15d-14(b) and 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         B. Reports on Form 8-K:

                  None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               LEXINGTON RESOURCES, INC.



Dated: November 15, 2004       By: /s/ GRANT ATKINS
                                   ___________________________
                                       Grant Atkins
                                       President and
                                       Chief Executive Officer



Dated: November 15, 2004       By: /s/ VAUGHN BARBON
                                   ___________________________
                                       Vaughn Barbon
                                       Chief Financial Officer