Form 10KSB
period 2004-12-31
LEXINGTON RESOURCES INC
filed 2005-03-31
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2004

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

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None
                                ________________
                                (Title of class)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                        Common Stock, Par Value $0.00025
                        ________________________________
                                (Title of class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No
                                   ___          ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive prosy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ X ]

     State issuer's revenues for its most recent fiscal year (ending December 31, 2004): $472,140.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: December 31, 2004: $20,058,865.

          Applicable Only to issuers Involved in Bankruptcy Proceedings
                        During the Preceding Five Years.

                                       N/A

         Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes    X      No
                                   ___          ___

                    Applicable Only to Corporate Registrants

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                  Outstanding as of March 27, 2005

Common Stock, $.00025 par value         17, 247,052

                       Documents Incorporated By Reference

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document in incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

INDEX

ITEM 1.  DESCRIPTION OF BUSINESS                                            5

ITEM 2.  DESCRIPTION OF PROPERTIES                                         25

ITEM 3.  LEGAL PROCEEDINGS                                                 25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               25

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES              25

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION                             30

ITEM 7.  FINANCIAL STATEMENTS                                              37

         CONSOLIDATED BALANCE SHEET                                        F-3

         CONSOLIDATED STATEMENT OF OPERATIONS                              F-4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                    F-5

         CONSOLIDATED STATEMENTS OF CASH FLOWS                             F-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-7

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                            38

ITEM 8A. CONTROLS AND PROCEDURES                                           38

ITEM 8B. OTHER INFORMATION                                                 39

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECIOTN 16(a) OF THE
               EXCHANGE ACT                                                39

ITEM 10. EXECUTIVE COMPENSATION                                            42

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                                 44

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    45

ITEM 13. EXHIBITS                                                          48

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                            49

SIGNATURES                                                                 50

                           FORWARD LOOKING STATEMENTS

         Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

         Lexington Resources, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 20-F that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         Lexington Resources, Inc. was incorporated under the laws of the State of Nevada in 1996 under the name "All Wrapped Up, Inc." During 1997, the Company changed it name to Intergold Corporation and was engaged in the business of exploration of gold and precious metals in the United States. On November 20, 2003, we filed an amendment to our articles of incorporation changing our name to "Lexington Resources, Inc."

         On November 19, 2003, Intergold Corporation (now known as Lexington Resources, Inc.), Lexington Oil & Gas Ltd. Co. LLC, an Oklahoma limited liability company ("Lexington Oil & Gas", or "Lexington"), and the shareholders of Lexington (the "Lexington Oil & Gas Shareholders") entered into a share exchange agreement (the "Share Exchange Agreement"). Pursuant to the terms of the Share Exchange Agreement, we acquired from the Lexington Oil & Gas Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of Lexington Oil & Gas and issued 3,000,000 pre-forward split shares of our common stock to the Lexington Oil & Gas Shareholders in proportion to their respective holdings in Lexington Oil & Gas. In accordance with the terms of the Agreement: (i) Lexington Oil & Gas became our wholly-owned subsidiary; (ii) we changed our name to "Lexington Resources, Inc." and our trading symbol to "LXRS"; and (iii) our sole business operations are as a natural resource exploration company engaged in the acquisition and development of oil and natural gas properties in the United States.

         This acquisition has been accounted for as a reverse acquisition with Lexington Oil & Gas being treated as the accounting parent and Lexington Resources, Inc., the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of Lexington Oil & Gas for the period from its inception on September 29, 2003 and those of Lexington Resources, Inc. since the date of the reverse acquisition. Please note that throughout this report, and unless otherwise noted, the words "we," "our," "us," or the "Company" refer to Lexington Resources, Inc.

CURRENT BUSINESS OPERATIONS

GENERAL

         We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States. We hold an 80% working interest and a 60.56% net revenue interest in approximately 590 gross acres of a gas lease located in Pittsburg County, Oklahoma (the "Wagnon Lease"). Our wholly-owned subsidiary, Lexington Oil & Gas, previously acquired the 590 gross acre section of farm-out acreage for the development and production of coal bed methane gas. We have drilled, completed, and are producing gas from the first three wells drilled on the Wagnon Lease. We are currently drilling a fourth well of up to five wells on this lease. We have utilized private funding for the capital required to drill wells on the Wagnon Lease. After invested capital is repaid to the working interest parties who provided funding, we will back into a 53.2% working interest in net operating cash flows from wells drilled on this lease.

         Further, during fiscal year 2004, we consummated the acquisition of prospects in the Arkoma Basin in the State of Oklahoma, including 1,932 gross leasehold acres in the Coal Creek Prospect, 292 gross acres in the Panther Creek Prospect, 320 gross acres in the Middlecreek Prospect, 1,144 gross acres in the South Lamar Prospect, and 5,170 gross acres in the H-9 Prospect. We currently have an aggregate of approximately 590 gross developed and 8,858 gross undeveloped acres pursuant to leases and/or concessions.

         We have experienced delays in obtaining drilling rigs in the past due to the high drilling demand in the Arkoma Basin where we have been concentrating our coal bed methane and other gas targeted production and leasing programs. On November 9, 2004, we announced that we had reached an agreement with Oak Hills Drilling and Operating, LLC, ("Oak Hills Drilling") to drill a ten well program. Oak Hills Drilling is an Oklahoma based private drilling and operating contractor that will provide drill rig and drilling expertise for us to execute our planned drilling initiatives. Douglas Humphreys, one of our directors, is an officer, director and a 25% shareholder of Oak Hills Drilling. Management believes that this agreement helps eliminate wait times for proceeding with planned drilling initiatives due to limited rig availability and helps ensure the continuous availability of a dedicated drilling rig and crew. Oak Hills Drilling's triple drill rig has recently undergone final outfitting and is currently drilling in the field. We anticipate using Oak Hills Drilling to drill further gas wells for the Company. The terms and conditions obtained from Oak Hills Drilling will be no less favorable than those we could obtain from an independent third party.

         Our transfer agent is Transfer OnLine, Inc., 317 S.W. Alder Street, Portland, Oregon 97204.

OIL AND GAS PROPERTIES

         We maintain an aggregate of approximately 590 gross developed acres and 8,858 gross undeveloped acres pursuant to leases and/or concessions in the Arkoma Basin in the State of Oklahoma as described below.

         WAGNON LEASE

         We hold a 80% working interest and a 60.56% net revenue interest in approximately 590 gross acres of a gas lease located on the Wagnon Lease in Pittsburg County, Oklahoma (the "Wagnon Lease"). The gas lease was acquired from Oak Hills Energy, Inc. ("Oak Hills Energy"), which acquired the lease pursuant to a farm-out agreement with Quinton Rental & Repair Services, Inc. (the "Wagnon Farm-Out Agreement"). Our interest relating to the Wagnon Property is subject to farm-out agreements equating to a total 20% working interest between Paluca Petroleum, Inc. ("Paluca"), an affiliate of one of our directors, Douglas Humphreys , Oak Hills Energy, Inc., and the lessee of the Wagnon Property.

          As of December 31, 2004, we have drilled, completed, and put three wells into production. A fourth well is being drilled in the first quarter of 2005.

         The Kellster #1-5 coal bed methane gas well ("Kellster #1-5") was drilled to a depth of approximately 2,400 feet vertically and 2,200 feet horizontally and has been producing since the middle of February 2004 and continues through dewatering stages.

         The Kyndal #2-2 coal bed methane gas well ("Kyndal #2-2") was completed in June 2004 to a depth of approximately 2,400 feet vertically and 2,200 feet horizontally and is located in close proximity to the Kellster #1-5 well. The Kyndal #2-2 well feeds directly into the existing pipeline and compressor station infrastructure located on the Wagnon Lease.

         The Bryce #3-2 coal bed methane gas well ("Bryce #3-2") was completed in August 2004 and is also located in close proximity to the Kellster #1-5 well. Completion of drilling of the Bryce #3-2 coal bed methane gas well resulted in vertical depths of approximately 2,400 feet with an approximate 2,000 foot horizontally drilled section utilizing drilling protocols similar to those previously utilized in the drilling of the Kellster #1-5 and Kyndal #2-2 coal bed methane gas wells. The Bryce #3-2 well has been completed and the well is in production.

         We have commenced operations on our fourth well in the Wagnon Prospect, the Caleigh #4-2 coal bed methane gas well. As of the date of this Annual Report, the Caleigh #4-2 well has been drilled, and awaits completion and hook up into the existing pipeline. Drilling and completion time is estimated at two to three weeks based on depths and drilling protocols similar to those previously experienced in the drilling of the Hartshorne Coal production target of the Kyndal, Kellster and Bryce wells. The Calleigh #4-2 coal bed methane gas well resulted in vertical depths of approximately 2,600 feet with an approximate 1,800 foot horizontally drilled section.

         We have entered into funding agreements for the Kellster #1-5, Kyndal #2-2, Bryce #3-2, and Caleigh #4-2 wells (collectively, the "Funding Agreements"). Pursuant to the Funding Agreements, private investors were provided with an 80% working interest and a 60.56% net revenue interest in the wells until their respective invested capital in each well is repaid, after which time the private investors will revert to an aggregate 20.1% working interest and a 15.075% net revenue interest. Oak Hills Energy, Inc., the original driller and operator of the wells, will "back-in" to a reversionary 6.7% working interest after the working interest capital is repaid and Lexington Oil & Gas will "back-in" to a reversionary 53.2% working interest. Pursuant to the further terms and provisions of the Funding Agreements, all wells to be drilled on the Wagnon Lease will carry royalty interests totaling 25% to landowners and property interest holders, and a carried working interest of 5% to a landowner, as well as a 10% carried working interest to a company related to Douglas Humphreys, one of our directors. In addition, we agreed to allow Humphreys to participate in up to an additional 5% working interest in every well drilled by us on the Wagnon Lease.

         COAL CREEK PROSPECT

         On March 12, 2004 we entered into a lease for approximately 1,536 gross acres in the Coal Creek Gas Prospect, located in Hughes County, Oklahoma (the "Coal Creek Lease"). Under the terms and provisions of the Coal Creek Lease, we have an undivided 95% to 100% working interest in the subject lands and a minimum 79% net revenue interest. On May 20, 2004, we acquired an additional 372 acres of the Coal Creek Prospect with a minimum 95% working interest in the subject lands and a 78% net revenue interest. On August 20, 2004, we acquired an additional approximate 23 acres of the Coal Creek Prospect with a minimum 95% working interest in the subject lands and a 79% net revenue interest.

         PANTHER CREEK PROSPECT

         On March 12, 2004, we entered into a lease for approximately 292 gross acres located in five separate sections in the Panther Creek coal bed methane gas prospect, located in Hughes County, State of Oklahoma (the "Panther Creek Lease"). We have a 100% working interest and an approximate 81% net revenue interest in the subject property.

         On January 25, 2005, we entered into a joint operating agreement to participate in one of three proposed wells to be drilled in the vicinity of our leases in the Panther Creek Prospect (the "Joint Operating Agreement") with Newfield Exploration Mid-Continent Inc., a subsidiary of Newfield Exploration Company ("Newfield"). Pursuant to the terms and provisions of the Joint Operating Agreement: (i) Newfield shall drill and operate the first well and explore other zones up to 8500 feet in depth; (ii) we have an approximate 25% working interest in the first well; and (iii) Newfield has the right to drill the first well until December 31, 2005. As of the date of this Annual Report, Newfield has completed drilling the well, and the well is selling gas. Management has also elected to participate with Newfield in two further wells to be drilled on other sections in the Panther Creek Prospect with approximate 11% and 4% working interests to Lexington, respectively, in the proposed two additional wells.

         SOUTH LAMAR PROSPECT

         On April 22, 2004, we acquired 960 gross undeveloped acres in three sections of farm-out acreage to develop coal bed methane gas wells in Hughes County, State of Oklahoma (the "South Lamar Farm-Out"). Pursuant to the terms and provisions of the South Lamar Farm-Out, we hold a 100% working interest and a 78.5% net revenue interest in 960 gross undeveloped acres to develop gas producing wells. The acreage was purchased originally by Paluca for approximately $100,000, and the exchange of certain other equipment. On July 26, 2004, we acquired an additional 184 acres in the South Lamar Prospect with a 100% working interest and a 79% net revenue interest.

         MIDDLECREEK PROSPECT

         On May 24, 2004, we acquired a 320 gross acres in the Middlecreek Gas Prospect located in Hughes County, State of Oklahoma (the "Middlecreek Prospect"). The Middlecreek Prospect includes existing wells on the property with minor production from the Gilchrease zone and represents an average 70% net revenue interest and a 100% working interest. Rights to drill all geological zones are included and primary gas targets include the Caney shale and Hartshorne coal zones with further possibilities in the Booch, Stuart and Savannah zones. The Middlecreek Prospect includes a 2,000 foot gas pipeline and pipeline right of way.

         H-9 PROSPECT

         On June 29, 2004, we acquired approximately 4,850 gross leasehold acres in approximately 38 sections of the H-9 Prospect located in Hughes and McIntosh counties in the State of Oklahoma (the "H-9 Prospect"). We acquired a 100% working interest and a 79.25% net revenue interest in the H-9 Prospect. We subsequently acquired an additional 320 gross acres of leases in the H-9 area of interest with a 100% working interest and a 78.25% net revenue interest.

DRILLING ACTIVITY

         The following table sets forth the results of our coal bed methane gas drilling activity as of December 31, 2004:

         _____________________________________________________________________

         Gross Wells                           Net Wells
         _____________________________________________________________________

         Total           Producing     Dry     Total         Producing     Dry
         _____________________________________________________________________

         3               3             0       2.40          2.40          0
         _____________________________________________________________________

PRODUCTION INFORMATION

         During the prior three fiscal years, we had no oil and gas production.

PRODUCING WELLS AND ACREAGE

         GROSS AND NET PRODUCTIVE GAS WELLS, DEVELOPED ACREAGE AND OVERRIDING ROYALTY INTERESTS.

         Productive wells and developed acres. The tables below set forth our leasehold interest in productive and shut-in gas wells, and in developed acres, at December 31, 2004:

         __________________________________________________

         Prospect           Gross(1)                Net (2)
         __________________________________________________

         Wagnon             3                       2.40
         __________________________________________________

         (1) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

         (2) A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

         DEVELOPED ACREAGE TABLE(1)

         __________________________________________________

         Prospect           Gross (2)               Net (3)
         __________________________________________________

         Wagnon             590                     443
         __________________________________________________

         (1) Consists of acres spaced or assignable to productive wells.

         (2) A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

         (3) A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

UNDEVELOPED ACREAGE

         LEASEHOLD INTERESTS

         The table below sets forth our leasehold interest in undeveloped acreage at December 31, 2004:

         _____________________________________________________

         Prospect                Gross                   Net
         _____________________________________________________

         Coal Creek              1,932                   1,932
         _____________________________________________________

         Panther Creek           292                     292
         _____________________________________________________

         South Lamar             1,144                   1,144
         _____________________________________________________

         H-9                     5,170                   5,170
         _____________________________________________________

GAS DELIVERY COMMITMENTS

         We have no gas delivery commitments. Lexington Oil & Gas contracts with Oak Hills Energy, Inc., which contracts for pipeline with Williams Arkoma Gathering Company, LLC. Lexington Oil & Gas contracts with Unimark LLC to sell gas produced.

DRILLING COMMITMENTS

         At this time we are committed to drilling one additional well on Wagnon Lease, the Caleigh #4-2 well, and the non-Company operated well on the Panther Creek Project drilled and operated by Newfield. We have also committed to the drilling of a new well on the Coal Creek Prospect, the Lex 1 well.

RESERVE INFORMATION

         We have obtained a reserve and economic evaluation report regarding the Wagnon Lease which was conducted by Fletcher Lewis Engineering, Inc. of Oklahoma dated September 9, 2004 (the "Reserve and Economic Evaluation Report"). The Reserve and Economic Evaluation Report estimates recoverable reserves from the Wagnon Lease, the present value and a discounted present value of 10% of future cash flow there from. The Reserve and Economic Evaluation Report indicates that as of September 1, 2004, there is approximately 1,531,026 MCF, with future net revenue of $5,274,000 in net gas reserve from proven producing wells and proven undeveloped sites on the Wagnon Lease when using a gas price of $4.57 MCF and a present value 10% discounted cash flow on net production of approximately $4,073,000.

         ___________________________________________________________________________
                                                        FUTURE NET     PRESENT WORTH
                                        NET GAS MCF      CASHFLOW      DISCOUNTED 10%
         ____________________________________________________________________________
         PROVED DEVELOPED PRODUCING       1,176,008     4,353,737        3,446,997
         ____________________________________________________________________________
         SUMMARY UNDEVELOPED                355,018       920,224          626,324
         ____________________________________________________________________________
         TOTAL                            1,531,026     5,273,961        4,073,322
         PRODUCTION YEAR
          ENDED 12/31/04                   (180,123)
         ESTIMATED RESERVES
          AT 12/31/04                     1,350,903
         ____________________________________________________________________________



         We have not filed any estimates of total proved net oil or gas reserves with, or included such information in reports to, any federal authority or agency.

COAL BED METHANE GAS

         Natural  gas  consists  primarily  of methane,  which is produced  when organic material is physically turned into coal under extreme geologic conditions. When the coal and methane conversion process occurs such that the resultant coal is saturated with water and methane is trapped within the coal, the result is "coal bed methane." Water permeates coal beds and the water pressure traps the gas within the coal. Because coal has a large and complex internal surface area, it can store volumes of gas six or seven time as much as a conventional nature gas reservoir of equal rock volume. Coal bed methane is kept in place usually by the presence of water. Thus the production of coal bed methane in many cases requires the dewatering of the coal gas to be extracted. Therefore, in a coal bed gas well, water is produced in large volumes especially in the early stages of production. As the amount of water in the coal decreases, gas production increases.

         The United States Geological Survey has estimated coal bed gas resources of at least 700 trillion cubic feet. About 100 trillion cubic feet of that appears to be economically recoverable with existing technology. Coal bed gas currently accounts for about 7.5% of total natural gas production in the United States.

COMPETITION

         We operate in a highly competitive industry, competing with major oil and gas companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate properties. Most of our competitors have financial resources, staffs and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to acquire good acreage positions and drill wells to explore for oil and gas, then, if warranted, drill production wells and install production equipment. Competition for the acquisition of oil and gas wells is intense with many oil and gas properties and or leases or concessions available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable oil and gas wells will be available for acquisition and development.

GOVERNMENT REGULATION

GENERAL

         The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions and can have a significant impact upon overall operations. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, abandonment and restoration and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on us.

OIL AND GAS REGULATION

         The governmental laws and regulations which could have a material impact on the oil and gas exploration and production industry are as follows:

         DRILLING AND PRODUCTION

         Our operations are subject to various types of regulation at federal, state, local and Native American tribal levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties, municipalities and Native American tribes, in which we operate also regulate one or more of the following:
(i) the location of wells; (ii) the method of drilling and casing wells; (iii) the rates of production or "allowables"; (iv) the surface use and restoration of properties upon which wells are drilled and other third parties; (v) the plugging and abandoning of wells; and (vi) notice to surface owners and other third parties.

         State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

         NATURAL GAS SALES TRANSPORTATION

         Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The Federal Energy Regulatory Commission ("FERC") has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978.

         FERC also regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. Under FERC's current regulatory regime, transmission services must be provided on an open-access, non-discriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive.

         MINERAL ACT

         The Mineral Leasing Act of 1920 ("Mineral Act") prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies "similar or like privileges" to citizens of the United States. Such restrictions on citizens of a "non-reciprocal" country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation's lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the Bureau of Land Management (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect.

ENVIRONMENTAL REGULATION

         Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of such activities. In most instances, the regulatory requirements relate to water and air pollution control measures.

WASTE DISPOSAL

         The Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes, affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil, natural gas, or geothermal energy constitute "solid wastes", which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation.

COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT

         The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances in the course operations, we may in the future generate wastes that fall within CERCLA's definition of Hazardous Substances. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released and for natural resource damages.

AIR EMISSIONS

         Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

CLEAN WATER ACT

         The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or it derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

         Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

RESEARCH AND DEVELOPMENT ACTIVITIES

         No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

         We do not employ any persons on a full-time or on a part-time basis. Grant Atkins is our President and Chief Executive Officer, Vaughn Barbon is our Chief Financial Officer, and Douglas Humphreys is the Drilling Operations Manager of Lexington Oil & Gas. All of these individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing, consultant, and special purpose contracts. Our current designated drilling contractor and well operator is Oak Hills Drilling and Operating, LLC.

RISK FACTORS

         An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

         OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY. In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance. Our inception was September 29, 2003 and, as a result, we have a limited operating history.

         WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCES WE WILL BE PROFITABLE IN THE FUTURE. We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $6,092,689 for fiscal year ended December 31, 2004. As of December 31, 2004, we had an accumulated deficit of $7,568,155 and a working capital deficit of $382,953. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

         Our development of and participation in an increasingly larger number of oil and gas prospects has required and will continue to require substantial capital expenditures. The uncertainty and factors described throughout this section may impede our ability to economically find, develop, exploit, and acquire natural gas and oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

         WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS REPORT ACCOMPANYING OUR DECEMBER 31, 2004 AND 2003 CONSOLIDATED FINANCIAL STATEMENTS. The independent auditor's report accompanying our December 31, 2004 and 2003 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

         WE WILL REQUIRE ADDITIONAL FUNDING IN THE FUTURE. Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and achieve production levels will be greatly limited. Our current development plans require us to make capital expenditures for the exploration and development of our oil and natural gas properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of oil and natural gas. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

         OUR ACQUISITIONS MAY NOT BE SUCCESSFUL. As part of our growth strategy, we intend to acquire additional oil and gas production properties. Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce revenues at anticipated levels or failure to conduct drilling on prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

         OUR EXPLORATORY AND DEVELOPMENT DRILLING AND PRODUCTION OPERATIONS MAY NOT BE SUCCESSFUL. We intend to drill additional wells and continue production operations on our current wells. There can be no assurance that our future drilling activities will be successful, and we cannot be sure that our overall drilling success rate or our production operations within a particular area will not decline. We may not recover all or any portion of our capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in formation; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

         Further, the coal beds in the Arkoma Basin in the State of Oklahoma from which we produce methane gas frequently contain water, which may hamper our ability to produce gas in commercial quantities. The amount of coal bed methane that can be commercially produced depends upon the coal quality, the original gas content of the coal seam, the thickness of the seam, the reservoir pressure, the rate at which gas is released from the coal, and the existence of any natural fractures through which the gas can flow to the well bore. However, coal beds frequently contain water that must be removed in order for the gas to detach from the coal and flow to the well bore. The average life of a coal bed well is only five to six years. Our ability to remove and dispose of sufficient quantities of water from the coal seam will determine whether or not we can produce coal bed methane in commercial quantities.

         There is no guarantee that the potential drilling locations that we have or acquire in the future will ever produce natural gas or oil, which could have a material adverse effect upon our results of operations.

         A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS. A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

         WE ARE A NEW ENTRANT INTO THE OIL AND GAS INDUSTRY WITHOUT PROFITABLE OPERATING HISTORY AND ONLY HAVE PROVED DEVELOPED PRODUCING FUTURE NET REVENUE OF $3,446,997 AT A 10% DISCOUNTED PRESENT WORTH. Since September 29, 2003 (inception), our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. Further, a Reserve and Economic Evaluation dated September 9, 2004 prepared by Fletcher Lewis Engineering, Inc. shows proved developed producing future net revenue of $3,446,997 at a 10% discounted present worth. As a result, our future revenues may be limited.

         The Wagnon Lease is the oil and gas property where most of our drilling capital resources have been employed. This prospect is still in the development stage, and estimates made at this time by our contracted independent reservoir engineer as to proved or probable oil and natural gas reserves cannot be guaranteed that sufficient reserves will be maintained or new reserves discovered for production. Although three wells have been drilled on the Wagnon Lease to date, the absence of a sustained production history provides risk regarding independent reserve estimates. Property lease positions in other locations that have been purchased by us are unproven, having little to no production, which prevents our engineers from assigning any proved or probable reserves to these other properties.

         NO ASSURANCE OF THE ACCURACY OF THE ESTIMATES OF OIL AND GAS RESERVES. We have obtained a report on the estimated reserves on our leases on the Wagnon Lease. Reserve estimates are based upon various assumptions, including assumptions relating to oil and gas prices, drilling and operating expenses, production levels, capital expenditures, taxes and availability of funds. No one can measure underground accumulations of oil and natural gas in an exact way. As a result, estimated quantities of proved reserves, projections of future production rates, and the timing of development expenditures may be incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows.

         Further, the present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated oil and natural gas reserves. Actual future net cash flows from our oil and natural gas properties also will be affected by factors such as: (i) actual prices we receive for oil and natural gas; (ii) the amount and timing of actual production; (iii) supply of and demand for oil and natural gas; and (iv) changes in governmental regulations or taxation.

         The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor used when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from those estimates and any significant variance could have a material adverse effect on our future results from operations.

         UNLESS WE REPLACE OUR OIL AND NATURAL GAS RESERVES, OUR RESERVES AND PRODUCTION WILL DECLINE, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Thus, our future oil and natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

         PROSPECTS THAT WE DECIDE TO DRILL MAY NOT YIELD NATURAL GAS OR OIL IN COMMERCIALLY VIABLE QUANTITIES. We describe some of our current prospects in this prospectus. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require substantial additional seismic data processing and interpretation. However, the use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities to recover drilling or completion costs or to be economically viable. From inception through December 31, 2004, we participated in drilling a total of 3 gross wells. If we drill additional wells that we identify as dry holes in our current and future prospects, our drilling success rate may decline and materially harm our business. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

         WE ARE SUBSTANTIALLY DEPENDENT UPON ONLY ONE PROPERTY LOCATED IN THE ARKOMA BASIN, WHICH CAUSES OUR RISK TO BE CONCENTRATED. Our three producing wells are located on one property and all of our other leases are located in the Arkoma Basin in the State of Oklahoma. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailment of production or interruption of transportation of natural gas produced from the wells in this basin.

         PROPERTIES THAT WE BUY MAY NOT PRODUCE AS PROJECTED AND WE MAY BE UNABLE TO DETERMINE RESERVE POTENTIAL, IDENTIFY LIABILITIES ASSOCIATED WITH THE PROPERTIES OR OBTAIN PROTECTION FROM SELLERS AGAINST THEM. One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. However, our reviews of acquired properties are inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Further, environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Acquiring properties with liabilities would have a material adverse effect upon our results of operations.

         THE POTENTIAL PROFITABILITY OF OIL AND GAS VENTURES DEPENDS UPON FACTORS BEYOND OUR CONTROL. The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These and other changes and events may materially affect our financial performance.

         Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas, which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include, but are not limited to, the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on our invested capital.

         WE ARE DEPENDENT UPON TRANSPORTATION AND STORAGE SERVICES PROVIDED BY THIRD PARTIES. We will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of our gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates could hinder our processing and marketing operations and/or affect our sales margins.

         OUR RESULTS OF OPERATIONS ARE DEPENDENT UPON MARKET PRICES FOR OIL AND NATURAL GAS, WHICH FLUCTUATE WIDELY AND ARE BEYOND OUR CONTROL. Our revenue, profitability, and cash flow depend upon the prices and demand for oil and natural gas. The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired.

         Factors that can cause price fluctuations include: (i) the level of consumer product demand; (ii) weather conditions; (iii) domestic and foreign governmental regulations; (iv) the price and availability of alternative fuels;
(v) technical advances affecting energy consumption; (vi) proximity and capacity of oil and gas pipelines and other transportation facilities; (vii) political conditions in natural gas and oil producing regions; (viii) the domestic and foreign supply of natural gas and oil; (ix) the ability of members of Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; (x) the price of foreign imports; and (xi) overall domestic and global economic conditions.

         The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to gas gathering systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

         THE OIL AND GAS INDUSTRY IN WHICH WE OPERATE INVOLVES MANY OPERATING RISKS THAT CAN CAUSE SUBSTANTIAL LOSSES. Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including: (i) fires; (ii) explosions; (iii) blow-outs and surface cratering; (iv) uncontrollable flows of underground natural gas, oil, or formation water; (v) natural disasters; (vi) facility and equipment failures; (vii) title problems;
(viii) shortages or delivery delays of equipment and services; (ix) abnormal pressure formations; and (x) environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

         If any of these events occur, we could incur substantial losses as a result of (i) injury or loss of life; (ii) severe damage to and destruction of property, natural resources or equipment; (iii) pollution and other environmental damage; (iv) clean-up responsibilities; (v) regulatory investigation and penalties; (vi) suspension of our operations; or (vii) repairs necessary to resume operations. If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We may be affected by any of these events more than larger companies, since we have limited working capital. We currently maintain $2 million of liability insurance on bodily injury per year, for up to 25 wells, which includes coverage for pollution, environmental damage and chemical spills. However, for some risks, we may elect not to obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect operations. Moreover, we cannot provide assurance that we will be able to maintain adequate insurance in the future at rates considered reasonable.

         THE OIL AND GAS INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN ACQUIRING THE LEASES. The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

         THERE CAN BE NO ASSURANCE WE WILL BE ABLE TO OBTAIN DRILLING EQUIPMENT TO MEET OUR DRILLING REQUIREMENTS. There is currently a high demand for drilling equipment in the Arkoma Basin in the State of Oklahoma. We have experienced delays in the past in obtaining drilling rigs due to the high drilling demand in the Arkoma Basin where we have been concentrating our coal bed methane and other gas targeted production and leasing programs. While we have entered into a drilling agreement with Oak Hills Drilling and Operating, LLC, to drill a ten well program, there can be no assurance that we will be able to obtain the requisite drilling equipment to meet our planned drilling initiatives according to our timetable. In the event that we are unable to obtain drilling equipment to conduct our exploration operations, it could have a material adverse effect upon our business and our results of operations.

         THE MARKETABILITY OF NATURAL RESOURCES WILL BE AFFECTED BY NUMEROUS FACTORS BEYOND OUR CONTROL WHICH MAY RESULT IN US NOT RECEIVING AN ADEQUATE RETURN ON INVESTED CAPITAL TO BE PROFITABLE OR VIABLE. The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

         OIL AND GAS OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED CAUSING AN ADVERSE EFFECT ON OUR COMPANY. Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

         EXPLORATION AND PRODUCTION ACTIVITIES ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUANCE OF OUR OPERATIONS. In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

         We believe that our operations comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured against all possible environmental risks.

         ANY CHANGE TO GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO OPERATE AND OUR PROFITABILITY. The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

         WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR CONSULTANTS OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL. Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Grant Atkins, Chief Executive Officer and Douglas Humphreys, Drilling Operations Manager of Lexington Oil & Gas. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

         OUR OFFICERS AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST. Our officers and directors serve only part time and are subject to conflicts of interest. Each of our executive officers and directors serves only on a part time basis. Each devotes part of his working time to other business endeavors, much time to devote to our affairs, as well as what business opportunities should be presented to the company. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to the company. Because of these relationships, our officers and directors will be subject to conflicts of interest.

RISKS RELATED TO OUR COMMON STOCK

         SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET BY CERTAIN STOCKHOLDERS MAY RESULT IN SIGNIFICANT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK AND COULD AFFECT YOUR ABILITY TO REALIZE THE CURRENT TRADING PRICE OF OUR COMMON STOCK. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 17,247,052 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 2,140,486 shares of our common stock pursuant to a registration statement declared effective on January 24, 2005. As a result of the registration statement, 2,140,486 shares of our common stock were issued and are available for immediate resale and 1,947,039 common stock purchase warrants were issued with an exercise price of $1.68 with a term ending July 24, 2005 with the shares underlying the warrants also registered, which, if exercised, could have an adverse effect on the price of our common stock. To the extent any of the certain stockholders exercise any of the 1,947,039 common stock purchase warrants, and then resell the shares of common stock issued to them upon such exercise (subject to applicable securities law restrictions), the price of our common stock may decrease due to the additional shares of common stock in the market. As of March 28, 2005, a total of 248,014 warrants issued pursuant to the aforementioned registration statement have been exercised.

         As of December 31, 2004, there are 12,848,552 post-Forward Stock Split shares outstanding of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of December 31, 2004, there are an aggregate of 535,000 Stock Options and 1,947,039 Warrants outstanding.

         Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

         THE TRADING PRICE OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD HAS BEEN AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES. Our common stock has traded as low as $0.17 and as high as $7.46 (adjusted for pre-Stock Split share prices on a 3 new shares for 1 old share effected January 28, 2004). In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide price for oil or natural gas; (ii) disappointing results from our discovery or development efforts; (iii) failure to meet our revenue or profit goals or operating budget;
(iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) technological innovations by competitors or in competing technologies; (vii) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and (ix) general economic trends.

         In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

         ONE OF OUR SHAREHOLDERS MAY EXERCISE VOTING POWER OF MORE THAN 30% OF OUR COMMON STOCK. As of the date of this Annual Report, Orient Exploration, Inc. ("Orient Exploration") owns 6,000,000 shares of our common stock, or 35.3% of our outstanding common stock as of the date of this Annual Report, and is one of our largest shareholders. Due to its stock ownership, Orient Exploration may be in a viable position to affect the election of the Board of Directors and, therefore, to affect the control our business and affairs including certain significant corporate actions such as acquisitions, the sale or purchase of assets, and the issuance and sale of our securities. Further, Orient Exploration may be able to affect the prevention of or cause a change in control. We also may be prevented from entering into transactions that could be beneficial to us without Orient Exploration's consent. The interest of one of our largest shareholders may differ from the interests of other shareholders.

         ADDITIONAL ISSUANCES OF EQUITY SECURITIES MAY RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS. Our Articles of Incorporation authorize the issuance of 200,000,000 shares of common stock and 75,000,000 shares of preferred stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

         POSSIBLE ISSUANCE OF PREFERRED STOCK. We are authorized to issue up to 75,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors, without further action by shareholders, and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions as determined by the board of directors. Although we have no present plans to issue any shares of preferred stock, the issuance of preferred stock in the future could adversely affect the rights of the holders of common stock and reduce the value of the common stock.

         OUR COMMON STOCK IS CLASSIFIED AS A "PENNY STOCK" UNDER SEC RULES WHICH LIMITS THE MARKET FOR OUR COMMON STOCK. Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock is less than $5 per share, the common stock is classified as a "penny stock." Our stock has not traded above $5 per share since June 28, 2004. SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

ITEM 2. DESCRIPTION OF PROPERTIES

         We lease our principal office space located at 7473 West Lake Mead Road, Las Vegas, Nevada 89128. We currently utilize office space, warehouse, and fenced yard, located at 225 Kingsberry Road, Holdenville, Oklahoma 74848. We intend to lease this space in the future from Douglas Humphreys or an affiliated entity on terms no less favorable than those that may be obtained from third parties.

ITEM 3. LEGAL PROCEEDINGS

         Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During fiscal year ended December 31, 2004, no matters were submitted to our stockholders for approval.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

         Shares of our common stock are traded on the OTC Bulletin Board under the symbol "LXRS" and on the Frankfurt and Berlin stock exchanges under the symbol "LXR"; WKN: AOBKLP. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

         Quarter Ended                High Bid          Low Bid
         December 31, 2004            $2.72             $1.07
         September 30, 2004           $5.40             $1.40
         June 30, 2004                $7.46             $2.30
         March 31, 2004               $4.95             $2.95
         December 31, 2003            $4.25             $0.17
         September 30, 2003           $2.50             $0.17
         June 30, 2003                $2.00             $1.00
         March 31, 2003               $3.50             $0.70
         December 31, 2002            $3.50             $0.50

         As of March 15, 2005, we had 150 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 2,485 beneficial owners of our common stock.

DIVIDEND POLICY

         No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

FORWARD STOCK SPLIT

         On January 14, 2004, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of three-for-one of our total issued and outstanding shares of common stock (the "Forward Stock Split").

         The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. In our judgment the Forward Stock Split would result in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the Forward Stock Split was to increase the marketability of our common stock.

         The Forward Stock Split was effectuated with a record date of January 26, 2004 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our issued and outstanding shares of common stock from 4,281,184 to approximately 12,843,552 shares of common stock. The common stock will continue to be $0.00025 par value.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

         We have one equity compensation plan, the Lexington Resources Inc. Stock Option Plan. The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of December 31, 2004:



                      Equity Compensation Plan Information
_____________________________________________________________________________________________________________
                           Number of Securities       Weighted-Average Exercise       Number of Securities
                             To be Issued Upon          Price of Outstanding         Remaining Available for
Plan Category             Exercise of Outstanding         Options, Warrants           Future Issuance Under
                             Options, Warrants               and Rights             Equity Compensation Plans
                                and Rights                                           (excluding column (a))
                                    (a)                          (b)                           (c)
_____________________________________________________________________________________________________________

Equity Compensation                 n/a                          n/a                           n/a
Plans Approved by
Security Holders

Equity Compensation
Plans Not Approved by
Security Holders

   Stock Options                  50,000                        $0.50                              0
                                   5,000                        $1.00                              0
                                 380,000                        $3.00                              0
                                 100,000                       $0.167                              0

   Total                       1,035,000                        $1.63                        800,000

   Warrants                    1,747,039                        $1.68                              0
                                 200,000                        $5.00                              0

   Total                       1,947,039                                                           0
_____________________________________________________________________________________________________________


LEXINGTON RESOURCES, INC. STOCK OPTION PLAN

         On August 7, 2003, our Board of Directors unanimously approved and adopted a stock option plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to advance our interests and the interests of the shareholders by affording our key personnel an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to our key personnel, generally defined as a person designated by the board of directors upon whose judgment, initiative and efforts we may rely including any director, officer, employee or consultant.

         The Stock Option Plan is administered by our Board of Directors, which shall determine: (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only.

         The Stock Option Plan originally provided authorization to our Board of Directors to grant Stock Options to purchase a total number of shares of our common stock, not to exceed 1,000,000 shares as at the date of adoption by our Board of Directors of the Stock Option Plan. Effective December 31, 2003, our Board of Directors amended the Stock Option Plan to increase the total number of shares of common stock to be purchased pursuant to exercise of Stock Options to 4,000,000. Effective July 2, 2004, our Board of Directors amended the Stock Option Plan to increase the total number of shares of common stock to be purchased pursuant to exercise of Stock Options to 5,000,000.

         During April 2004, we registered 500,000 Stock Options pursuant to an S-8 registration statement with the Securities and Exchange Commission.

         At the time a Stock Option is granted under the Stock Option Plan, our Board of Directors shall fix and determine the exercise price at which our shares of common stock may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to us.

         In the event an optionee who is our director or officer ceases to serve in that position, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event an optionee who is our employee or consultant ceases to be employed by us, any Stock Option held by such optionee generally may be exercisable within up to sixty (60) calendar days (or up to thirty (30) calendar days where the optionee provided only investor relations services to us) after the effective date that his employment ceases, and after such 60- or 30-day period any unexercised Stock Option shall expire.

         The Board of Directors shall determine the acceptable form of consideration for exercising a Stock Option, including the method of payment. Such consideration may consist entirely of: (i) cash; (ii) check; (iii) promissory note; (iv) other shares which (A) in the case of shares acquired upon exercise of a Stock Option, have been owned by the optionee for more than six months on the date of surrender, and (B) have a fair market value on the date of surrender equal to the aggregate exercise price of the shares as to which said Stock Option shall be exercised; (v) consideration received by us under a cashless exercise program implemented by us in connection with the Stock Option

Plan;  (vi) a reduction in the amount of any of our  liability to the  optionee;
(vii) such other consideration and method of payment for the issuance of shares to the extent permitted by applicable laws; or (viii) any combination of the foregoing methods of payment. Notwithstanding the foregoing, any method of payment other than in case may be used only with the consent of our board of directors or if and to the extent so provided in an agreement.

         As of the date of this Annual Report, an aggregate of 4,700,000 Stock Options have been granted and an aggregate of 1,035,000 Stock Options remain exercisable.

COMMON STOCK PURCHASE WARRANTS

         Pursuant to the terms of a registration statement filed on Form SB-2, SEC File No. 333-121301 (the "Registration Statement"), which was filed under the Securities Act of 1933, as amended, and became effective on January 21, 2005 at 2:00 p.m., registering an aggregate of 1,947,039 common stock purchase warrants. (collectively, the "Warrants").

         The Warrants to purchase shares of common stock, and the shares of common stock underlying the Warrants, were issued in private placements by us in April and November 2004. Of the 1,947,039 Warrants, 1,747,039 Warrants may be exercised by certain stockholders and their transferees, donees or successors to purchase an aggregate of 1,747,039 shares of common stock at an exercise price of $1.68 per share (the "November Warrants"). As of March 27, 2005, a total of 348,014 of the November Warrants have been exercised for proceeds of $416,463. The November Warrants contain provisions for specified anti-dilution adjustments and are exercisable for a term of 180 days after the Registration Statement has been declared effective by the Securities and Exchange Commission (Registration Statement declared effective on January 24, 2005 creating an expiry term of July 23, 2005). The remaining 200,000 Warrants may be exercised by certain stockholders and their transferees, donees or successors to purchase an aggregate of 200,000 shares of common stock at an exercise price of $5.00 per share (the "April Warrants"). The April Warrants contain provisions for specified anti-dilution adjustments and expire on December 31, 2005.

RECENT SALES OF UNREGISTERED SECURITIES

         As of the date of this Annual Report and during fiscal year ended December 31, 2004, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

PRIVATE PLACEMENT OFFERING OF 1,351,953 UNITS AND EXCHANGE OF CONVERTIBLE PROMISSORY NOTE

         On November 1, 2004, we completed the sale of an aggregate of 1,351,953 units (the "Units") at a purchase price of $1.47 per Unit for gross proceeds of approximately $1,987,370. Further, the holder of two outstanding convertible promissory notes from us in the aggregate principal amount of $500,000 plus accrued interest of $12,637 exchanged the promissory notes and accrued interest for Units, resulting in the issuance of an additional 348,733 Units. Each Unit consists of one share of our restricted common stock and one warrant to purchase a share of our common stock at an exercise price of $1.68 (the "November Warrants"). The resale of the 1,351,953 shares of common stock issued and the shares of common stock issuable upon exercise of the November Warrants were covered under the Registration Statement filed with the Securities and Exchange Commission, which was declared effective January 24, 2005, as described above.

         C.K. Cooper & Company of Irvine, California served as the placement agent for the offering of Units. The total commission paid or payable to C.K. Cooper & Company in connection with the offering of the Units was: (i) a cash payment of approximately $155,746 (which equal 8% of the total amount of capital received by us from the sale of the brokered Units); (ii) a cash payment equal to 5% of the capital to be received by us upon the exercise of the November Warrants (provided such exercise is within an applicable exercise period; (iii) warrants to purchase 46,353 shares of our common stock equal to 4% of the aggregated gross proceeds received or to be received by us in the offering from brokered sales of the Units on terms and conditions equal to the November Warrants issued; and (iv) $25,000 to cover legal and other administrative costs incurred.

PRIVATE PLACEMENT OFFERING OF 1,000,000 UNITS

         During fiscal year ended December 31, 2004, we engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the 1933 Securities Act. Pursuant to the terms of the private placement, we offered 1,000,000 units in our capital (the "Unit"), at a subscription price of $2.50 per Unit, with each such Unit being comprised of one share of our restricted common stock and one-half of one non-transferable share purchase warrant (the "April Warrant"). Each such whole April Warrant entitles the holder thereof to purchase one additional share of common stock at an exercise price of $5.00 per April Warrant for a period commencing on the date of the issuance of the Unit by us and ending on December 31, 2005. We sold 400,000 Units at $2.50 per Unit, consisting of 400,000 shares of restricted common stock and 200,000 April Warrants, for aggregate gross proceeds of $1,000,000. The resale of the 400,000 shares of common stock issued and the 200,000 shares of common stock issuable upon exercise of the April Warrants were covered under the Registration Statement filed with the Securities and Exchange Commission, which was declared effective January 24, 2005, as described above.

FORWARD STOCK SPLIT

         On January 14, 2004, our board of directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of three-for-one of our total issued and outstanding shares of common stock (the "Forward Stock Split").

         The Forward Stock Split was effectuated based on market conditions and upon a determination by our board of directors that the Forward Stock Split was in our best interests and those of the shareholders. In our board's judgment the Forward Stock Split would result in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the Forward Stock Split was to increase the marketability of our common stock.

         The Forward Stock Split was effectuated with a record date of January 26, 2004 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our total issued and outstanding shares of common stock from 4,681,184 to approximately 14,043,552 shares of common stock. The common stock will continue to carry a $0.00025 par value.

INVESTOR COMMUNICATIONS INTERNATIONAL, INC. DEBT ("ICI")

         During fiscal year ended December 31, 2004, we incurred an aggregate of $30,000 to ICI for services rendered. We had entered into a two-year consulting services and management agreement dated January 1, 1999 with ICI (the
"Consulting Services Agreement"), whereby ICI performed a wide range of management, administrative, financial, marketing and public company services. On January 1, 2001, we renewed the Consulting Services Agreement for an additional two-year period. Subsequent to January 1, 2003, the Consulting Services Agreement had been extended on a month-to-month basis.

         During fiscal year ended December 31, 2004, we entered into a settlement agreement (the "Settlement Agreement") with ICI, in which we settled the $495,000 of debt due and owing to ICI. ICI subsequently assigned its right, title and interest into such debt to certain designated holders of Stock Options, and we agreed to accept such assignment of debt as payment for the exercise price of $1.00 per share. We issued 495,000 shares of our trading common stock as registered under the S-8 Registration Statement to certain designees pursuant to the exercise of Stock Options at $1.00 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The summarized consolidated financial data set forth in the table below is derived from and should be read in conjunction with our audited consolidated financial statements for the period from inception (September 29, 2003) to December 31, 2003 and the year ended December 31, 2004, including the notes to those financial statements which are included in this Annual Report. The discussion herein of fiscal year ended December 31, 2004 does not include a comparison to fiscal year ended December 31, 2003 since fiscal year ended December 31, 2003 is a three-month fiscal year period.

         The acquisition of Lexington by Lexington Resources, Inc. on November 19, 2003, has been accounted for as a reverse acquisition with Lexington being treated as the accounting parent and Lexington Resources, Inc., the legal parent, being treated as the accounting subsidiary. Accordingly, our consolidated results of operations include those of Lexington for the period from its inception on September 29, 2003 and those of Lexington Resources, Inc. since the date of the reverse acquisition. The acquisition of Lexington has been accounted for using the purchase method of accounting. All significant intercompany transactions and account balances have been eliminated.

         _____________________________________________________________________
                                                      FOR THE PERIOD FROM
                                                      INCEPTION (SEPTEMBER 29,
                                                      2003) TO DECEMBER 31,
                                                      2003
         _____________________________________________________________________
         Revenues                                   $         0
         _____________________________________________________________________
         Net Loss                                   $    42,149
         _____________________________________________________________________
                                                      FOR THE YEAR ENDED
                                                      DECEMBER 31, 2004
         _____________________________________________________________________
         Oil and Gas Revenue                        $   472,140
         _____________________________________________________________________
         Depletion                                      161,328
         _____________________________________________________________________
         Operating costs and taxes                       83,893
         _____________________________________________________________________
         Operating Income                               226,919
         _____________________________________________________________________
         Consulting Expenses- Stock Based             2,989,221
         _____________________________________________________________________
         General and Administrative                   3,268,455
         Interest expense                                61,932
         _____________________________________________________________________
         Net Loss for the Year                      $(6,092,689)
         _____________________________________________________________________
                                                      As of December 31, 2004
         _____________________________________________________________________
         Working Capital                            $  (382,953)
         _____________________________________________________________________
         Total Assets                                 3,095,248
         _____________________________________________________________________
         Total Number of Shares of Common Stock
         Outstanding                                 16,999,038
         _____________________________________________________________________
         Deficit                                     (7,568,155)
         _____________________________________________________________________
         Total Stockholders Equity                  $ 1,685,514
         _____________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATION

         FOR FISCAL YEAR ENDED DECEMBER 31, 2004

         Our net losses during fiscal year ended December 31, 2004 were approximately ($6,092,689). During fiscal year ended December 31, 2004, we generated $472,140 in gross revenue from the sale of gas produced from coal bed methane gas wells on the Wagnon Lease. The $472,140 in gross revenue was reduced by operating expenses in the amount of $245,221 consisting of $161,328 in depletion and $83,893 in operating costs and taxes, resulting in operating income of $226,919.

         During fiscal year ended December 31, 2004, we incurred other expenses of approximately $6,319,608. These operating expenses consisted of:
(i)$2,989,221  in  stock-based  compensation  relating to the fair  valuation of stock options granted to consultants; (ii) $3,268,455 as general and administrative expenses; and (iii) $61,932 as interest expense. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

         Operating expenses incurred during fiscal year ended December 31, 2004 increased primarily due to an increase in operating costs and taxes and depletion associated with the acquisition and development of oil and gas properties. Other expenses incurred during fiscal year ended December 31, 2004 increased primarily due to an increase in general and administrative expenses relating to corporate marketing and the recording of the non-cash expense of $2,989,221 in connection with the grant of 2,200,000 Stock Options.

         Of the $6,319,608 incurred as other expenses during fiscal year ended December 31, 2004, an aggregate of $30,000 was incurred payable to ICI for amounts due and owing for operational management, administrative and financial services rendered for the quarter ended March 31, 2004 pursuant to a month to month contractual arrangement which ended March 31, 2004 (thus no fees were incurred to ICI during the remaining quarters of fiscal year 2004). We also owed ICI an aggregate amount of $74,228 in loans inclusive of interest of $3,033 accrued at ten percent (10%) per annum on outstanding loans. During fiscal year ended December 31, 2004, we paid $72,761 to ICI in loans and accrued interest leaving a total of $3,033 in accrued interest due and owing to ICI. During the first quarter, we settled $200,000 of the amounts due and owing ICI pursuant to which ICI assigned its right, title and interest into such debt to certain designated holders of Stock Options, and we agreed to accept such assignment of debt as payment for the exercise price of $0.50 per share of 400,000 (pre-forward stock split) Stock Options held by such designated holders. During the second quarter, we settled $495,000 of amounts due and owing to ICI in exchange for issuance of 495,000 shares of our restricted common stock pursuant to the exercise of options by ICI at $1.00 per share.

         Of the $6,319,608 incurred as other expenses during fiscal year ended December 31, 2004, an aggregate of $60,000 was incurred payable to International Market Trends AG ("IMT") for amounts due and owing for operational, administrative, and financial services rendered. On November 10, 2003, we entered into a consulting agreement with IMT (the "Consulting Agreement"), whereby IMT performs a wide range of management, administrative, financial, and business development services to us.

         Our net loss during fiscal year ended December 31, 2004 was ($6,092,689) or ($0.39) per share compared to a net loss of ($42,149) or ($0.00)
per share for fiscal year ended December 31, 2003. The weighted average number of shares outstanding was 15,817,033 at December 31, 2004 compared to 10,303,797 at December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As at fiscal year ended December 31, 2004, our current assets were $462,866 and our current liabilities were $845,819, resulting in a working capital deficit of $382,953. As at fiscal year ended December 31, 2004, current assets were comprised of: (i) $326,293 in cash; and (ii) $136,573 in accounts receivable. As at fiscal year ended December 31, 2004, current liabilities were comprised of: (i) $617,000 in current portion of drilling advances; and (ii) $228,819 in accounts payable and accrued liabilities.

         As at fiscal year ended December 31, 2004, our total assets were $3,112,231 comprised of: (i) $462,866 in current assets; (ii) $1,209,938 in carrying value of proved oil and gas properties (net of accumulated depreciation of $161,328); (iii) $1,419,447 in carrying value of unproved oil and gas properties; and (iv) $2,997 in other property and equipment (net of accumulated depreciation. The increase in total assets during fiscal year ended December 31, 2004 was primarily due to the increase in carrying value of proved and unproved oil and gas properties and an increase in accounts receivable.

         As at fiscal year ended December 31, 2004, our total liabilities were $1,409,734 comprised of: (i) $845,819 in current liabilities; and (ii) $563,915 in long-term drilling advances. The increase in total liabilities during fiscal year ended December 31, 2004 from fiscal year ended December 31, 2003 was primarily due to the increase in drilling advances and accounts payable and accrued liabilities.

Stockholders' equity increased from $697,818 for December 31, 2003 to $1,685,514 for December 31, 2004.

         We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2004, net cash flow used in operating activities was $2,346,996, consisting primarily of a net loss of $6,092,689. Net cash flows used in operating activities was adjusted by $2,989,221 to reconcile the non-cash expense of the grant of 2,200,000 Stock Options.

         During fiscal year ended December 31, 2004, net cash flows used in investing activities was $2,674,204, which was primarily the result of the acquisition of our oil and gas properties.

         During fiscal year ended December 31, 2004, net cash flow from financing activities was $4,996,073 pertaining primarily to $3,766,625 received from proceeds on the sale of our common stock, $500,000 received pursuant to the issue of convertible promissory notes, and $830,915 in proceeds for drilling from private third parties.

         As at December 31, 2004, our current assets were $462,866, current liabilities were $845,819, resulting in a working capital deficit of $382,953. We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash flow from operations and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

         On November 1, 2004, we completed the sale of an aggregate of 1,351,953 Units at a purchase price of $1.47 per Unit for gross proceeds of approximately $1,987,371. Further, the holder of two of our outstanding promissory notes in the aggregate principal amount of $500,000 plus accrued interest of $12,637 exchanged the promissory notes and accrued interest for Units, resulting in the issuance of an additional 348,733 Units. Each Unit consists of one share of our common stock and one Warrant to purchase a share of our common stock at an exercise price of $1.68. The November Warrants are exercisable for a term of 180 days after the Registration Statement filed by us for the resale of the common stock and the shares of common stock underlying the November Warrants (Registration Statement declared effective on January 24, 2005 creating an expiry term of July 23, 2005). The April Warrants expire on December 31, 2005.

         Existing working capital, further advances and possible debt instruments, warrant exercises, further private placements, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) drilling initiatives; and (iii) property acquisitions. We intend to finance these expenses with further issuances of securities, debt and or advances, and revenues from operations. Thereafter, we expect we will need to raise additional capital and increase its revenues to meet long-term operating requirements.

         Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

         The independent auditors' report accompanying our December 31, 2004 and December 31, 2003 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

DRILLING ADVANCES

         As of the date of this Annual Report, we are committed to drilling one additional well on the Wagnon Lease, the Caleigh #4-2 well, and have elected to participate in the drilling of a well on the Panther Creek Prospect with Newfield. Subsequent to December 31, 2004, we received an additional $270,000, which provides all the capital required for drilling and completion of the Caleigh #4-2 well. The estimated cost to drill and complete the Caleigh #4-2 well is $405,000.

THE WYNN AGREEMENT

         On June 24, 2004, we entered into an agreement with Jack Wynn & Co. to place feature news stories about Lexington Resources, Inc. in national, regional and local business investment and trade media outlets and provide other public relations services (the "Wynn Agreement"). Pursuant to the Wynn Agreement, we were obligated to pay Jack Wynn & Co. $7,000 per month to place feature news stories about Lexington Resources, Inc. in national, regional and local business investment and trade media outlets and provide other investor relation services. The Wynn Agreement expires on June 30, 2005 but was suspended in December 2004.

PROMISSORY NOTES

         During April and June 2004, we borrowed $400,000 and $100,000, respectively, from a third-party pursuant to two promissory notes (the "Notes"). Pursuant to the terms and provisions of the Notes: (i) interest accrues monthly at the U.S. prime lending rate plus 1% simple interest per annum; (ii) the holder has the right to convert the $400,000 principal amount plus accrued interest thereon into shares of common stock at the rate of $5.00 per share; and
(iii) the holder has the right to convert the $100,000 principal amount plus accrued interest thereon into shares of common stock at the rate of $2.50 per share.

         The  holder  of two  outstanding  convertible  promissory  notes in the aggregate principal amount of $500,000 plus accrued interest of $12,637 exchanged the promissory notes and accrued interest for Units, resulting in the issuance of an additional 348,733 Units. Each Unit costing $1.47 consists of one share of restricted common stock and one warrant to purchase a share of our common stock at an exercise price of $1.68. The common stock and shares underlying the warrants were subsequently registered. (See "Recent Sales of Unregistered Securities").

PURCHASE OF SIGNIFICANT EQUIPMENT

         We do not intend to purchase any significant equipment during the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2004, the FASB issued EITF No. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS ("EITF 03-1"). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITD 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. Management believes that the adoption of EITF 03-1 will not have a material impact on the Company's financial condition or results of operations.

         In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS ("SFAS 151"). SFAS 151 requires issuers to treat idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges regardless of whether such charges are considered abnormal. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for all inventory costs incurred in fiscal years beginning after June 15, 2005. Management believes the adoption of this standard will not have a material impact on the Company's financial position or results of operations.

         In  December  2004,  the FASB  issued  SFAS  No.  123  (Revised  2004),
SHARE-BASED PAYMENT ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company's financial condition and results of operations. The Company has provided information herein related to the pro forma effects on the Company's reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

         In  December  2004,  the  FASB  issued  SFAS  No.  153,   EXCHANGES  OF
NON-MONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NON-MONETARY TRANSACTIONS ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

ACCOUNTING FOR NATURAL GAS AND OIL PRODUCING ACTIVITIES

         We use the full cost method to account for our natural gas and oil producing activities. Under this accounting method, we capitalize substantially all of the costs incurred in connection with the acquisition, development, and exploration of natural gas and oil reserves in full cost pools maintained by geographic areas, regardless of whether reserves are actually discovered and apply a quarterly full cost ceiling test. Adverse changes in conditions (primarily gas price declines) could result in permanent write-downs in the carrying value of oil and gas properties as well as non-cash charges to operations.

RESERVE ESTIMATES

         Our  estimates  of oil and  natural gas  reserves,  by  necessity,  are
projections   based  on  geological   and   engineering   data,  and  there  are
uncertainties  inherent  in the  interpretation  of  such  data  as  well as the projection  of  future  rates  of  production  and  the  timing  of  development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions which are not limited to historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs, and assumed commodity prices, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

         Many factors will affect actual net cash flows, including:

          -    the amount and timing of actual production;
          -    supply and demand for natural gas;
          -    curtailments   or  increases  in   consumptions  by  natural  gas
               purchasers;
          -    changes in governmental regulation or taxation; and
          -    oil and gas commodity price changes.

PROPERTY, EQUIPMENT AND DEPRECIATION

         We follow the full cost method of accounting for oil and gas properties. Under this method all production costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. These capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal salary related costs directly attributable to these activities.

         Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development also are capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. As a result, we are required to estimate our proved reserves at the end of each quarter, which is subject to the uncertainties described in the previous section.

ITEM 7. FINANCIAL STATEMENTS

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED
        MARCH 24, 2005                                                   F-2

        CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2004 AND
        DECEMBER 31, 2003                                                F-3

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR FISCAL YEAR ENDED
        DECEMBER 31, 2004 AND FOR THE PERIOD FROM SEPTEMBER 29, 2003
        (INCEPTION) TO DECEMBER 31, 2003                                 F-4

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD
        FROM SETPEMBER 29, 2003 (INCEPTION) TO DECEMBER 31, 2004         F-5

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED
        DECEMBER 31, 2004 AND FOR THE PERIOD FROM SEPTEMBER 29, 2003
        (INCEPTION) TO DECEMBER 31, 2004                                 F-6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-7

                            LEXINGTON RESOURCES, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2004


















REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALE MATHESON
CARR-HILTON LABONTE
CHARTERED ACCOUNTANTS
LETTERHEAD APPEARS HERE


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
________________________________________________________________________________


To the Stockholders and Board of Directors of Lexington Resources, Inc.

We have audited the consolidated balance sheets of Lexington Resources Inc. as at December 31, 2004 and 2003 and the consolidated statement of operations, stockholders' equity and cash flows for the year ended December 31, 2004 and the period from September 29, 2003 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows and the changes in stockholders' equity for the periods then ended.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported significant losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             "DALE MATHESON CARR-HILTON LABONTE"

                                                          CHARTERED ACCOUNTANTS


Vancouver, B.C.
March 24 , 2005


                            LEXINGTON RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                          December 31,     December 31,
                                                                              2004             2003
______________________________________________________________________________________________________

                                     ASSETS

CURRENT ASSETS
   Cash                                                                   $   326,293      $   351,420
   Accounts receivable                                                        136,573                -
   Prepaid expenses                                                                 -              450
______________________________________________________________________________________________________
                                                                              462,866          351,870
______________________________________________________________________________________________________

PROPERTY AND EQUIPMENT, at cost (Note 4)
     Oil and gas properties, full cost method of accounting
           Proved, net of accumulated depletion of $161,328                 1,209,938                -
           Unproved                                                         1,419,447          120,000
______________________________________________________________________________________________________
                                                                            2,629,385          120,000
      Other property and equipment, net of accumulated depreciation             2,997                -
______________________________________________________________________________________________________
                                                                            2,632,382          120,000
______________________________________________________________________________________________________

                                                                          $ 3,095,248      $   471,870
======================================================================================================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                               $   228,819      $    23,221
   Current portion of drilling advances (Note 5)                              617,000          350,000
   Due to related parties (Note 9)                                                  -          796,467
______________________________________________________________________________________________________
                                                                              845,819        1,169,688
DRILLING ADVANCES (Note 5)                                                    563,915                -
______________________________________________________________________________________________________
                                                                            1,409,734        1,169,688
______________________________________________________________________________________________________

CONTINGENCIES AND COMMITMENTS (Notes 1, 5 & 12)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 7)
   Common stock $0.00025 par value: 200,000,000 shares authorized
   Preferred stock, $0.001 par value: 75,000,000 shares authorized
     Issued and outstanding:
        16,999,038 common shares (2003 - 12,843,552)                            4,250            3,211
          Additional paid-in capital                                        8,947,604          761,937
        Common stock purchase warrants                                        301,815           12,500
         Deficit                                                           (7,568,155)      (1,475,466)
______________________________________________________________________________________________________
                                                                            1,685,514         (697,818)
______________________________________________________________________________________________________

                                                                          $ 3,095,248      $   471,870
======================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



                            LEXINGTON RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  For the period from
                                                                   September 29, 2003
                                                                      (inception)
                                               For the year                to
                                           ended December 31,         December 31,
                                                  2004                    2003
______________________________________________________________________________________
                                                                        (Note 1)

OIL AND GAS REVENUE                           $   472,140             $         -
______________________________________________________________________________________
EXPENSES
     Depletion                                    161,328                       -
     Operating costs and taxes                     83,893                       -
______________________________________________________________________________________
                                                  245,221                       -
______________________________________________________________________________________

OPERATING INCOME                                  226,919                       -
______________________________________________________________________________________

OTHER EXPENSES
   Consulting - stock based (Note 8)            2,989,221                       -
   General and administrative                   3,268,455                  32,739
   Interest expense                                61,932                   9,410
______________________________________________________________________________________

                                                6,319,608                  42,149
______________________________________________________________________________________

NET LOSS FOR THE YEAR                         $(6,092,689)            $   (42,149)
======================================================================================




BASIC NET LOSS PER SHARE                      $     (0.39)            $     (0.00)
======================================================================================

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                             15,817,033              10,303,797
======================================================================================


The accompanying notes are an integral part of these consolidated financial statements.




                            LEXINGTON RESOURCES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                         Deficit
                                                                                                       Accumulated
                                                                        Additional    Common Stock       During
                                                   Common stock          Paid-In        Purchase       Exploration
                                               Shares       Amount       Capital        Warrants          Stage            Total
___________________________________________________________________________________________________________________________________

Issued for cash at $.0001 per share          3,000,000     $    300    $          -     $      -       $          -     $       300
___________________________________________________________________________________________________________________________________

Lexington balance, November 19, 2003         3,000,000          300               -            -                  -             300
LRI balance, November 19, 2003 (Note 7)     10,593,552       39,833      15,981,933            -        (17,452,735)     (1,430,969)
Reverse acquisition recapitalization
adjustment                                  (3,000,000)     (37,485)    (15,981,933)           -         16,019,418               -
___________________________________________________________________________________________________________________________________

Balance post-reverse acquisition            10,593,552        2,648               -            -         (1,433,317)     (1,430,669)
Private placement at $0.83 per unit            300,000           75         237,425       12,500                  -         250,000
Issuance of common stock on exercise of
options                                      1,650,000          413         274,587            -                  -         275,000
Issuance of common stock on settlement of
debt at $0.83 per share                        300,000           75         249,925            -                  -         250,000
Net loss, period ended December 31, 2003             -            -               -            -            (42,149)        (42,149)
___________________________________________________________________________________________________________________________________


Balance, December 31, 2003                  12,843,552        3,211         761,937       12,500         (1,475,466)       (697,818)
Common stock purchase warrants expired               -            -          12,500      (12,500)                 -               -
Feb 2, 2004 - stock based compensation (Note
8)                                                   -            -       2,989,221            -                  -       2,989,221
Private placement 2.50 per unit                439,800          110         954,890       45,000                  -       1,000,000
Discount on Convertible Debenture (Note 6)           -            -          50,000            -                  -          50,000
Private placement 1.47 per unit for cash and
settlement of Convertible Debentures (Note
7)                                           1,700,686          425       2,035,355      256,815                  -       2,292,595
Fair market value of additional
consideration on conversion of Convertible
Debentures (Note 6)                                                         489,205            -                  -         489,005
Issuance of common stock on exercise of
options @ $0.167 per share                   1,200,000          300         199,700            -                  -         200,000
Issuance of common stock on exercise of
options @ $1.00 per share                      495,000          124         494,876                                         495,000
Issuance of common stock on exercise of
options @ $3.00 per share                      320,000           80         959,920            -                  -         960,000
Net loss, year ended December 31, 2004               -            -               -            -         (6,092,689)     (6,092,689)
___________________________________________________________________________________________________________________________________

Balance, December 31, 2004                  16,999,038     $  4,250    $  8,947,604     $301,815       $(7,568,155)     $ 1,685,514
===================================================================================================================================

All share amounts have been restated to reflect the 300:1 reverse split in November 2003 and the 3:1 forward split in January 2004. (Refer to Note 7.)


The accompanying notes are an integral part of these consolidated financial statements.




                            LEXINGTON RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     For the period
                                                                                                               from
                                                                                                 September 29, 2003
                                                                                For the Year         (inception) to
                                                                                       Ended      December 31, 2003
                                                                                December 31,
                                                                                        2004
___________________________________________________________________________________________________________________
                                                                                                      (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year                                                           $ (6,092,689)         $ (42,149)
Adjustments to reconcile net loss to net cash from operating activities:
       Stock-based consulting fees                                                 2,989,221                  -
       Finance fees                                                                  512,538                  -
       Oil and gas depletion                                                         161,328                  -
       Accrued interest                                                               12,637                  -
       Depreciation                                                                      494                  -
  Changes in working capital assets and liabilities
       Prepaid expenses                                                                  450               (450)
       Accounts receivable                                                          (136,573)                 -
       Accounts payable                                                              205,598            (15,724)
___________________________________________________________________________________________________________________

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                       (2,346,996)           (58,323)
___________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash acquired on acquisition of Lexington Oil & Gas Co. LLC                              -                900
    Fixed assets                                                                      (3,491)                 -
  Oil and gas properties                                                          (2,670,713)          (120,000)
___________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                       (2,674,204)          (119,100)
___________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Drilling advances                                                                830,915                  -
    Advances payable                                                                (101,467)           278,543
    Convertible Promissory Notes                                                     500,000                  -
  Net proceeds on sale of common stock                                             3,766,625            250,300
___________________________________________________________________________________________________________________

NET CASH FLOWS FROM FINANCING ACTIVITIES                                           4,996,073            528,843
___________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                                          (25,127)           351,420

CASH, BEGINNING OF YEAR                                                              351,420                  -
___________________________________________________________________________________________________________________

CASH, END OF YEAR                                                               $    326,293          $ 351,420
===================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 11)


The accompanying notes are an integral part of these consolidated financial statements.


LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

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

Lexington is an Oklahoma Limited Liability Corporation incorporated on September 29, 2003 formed for the purposes of the acquisition and development of oil and natural gas properties in the United States, concentrating on coal bed methane gas acquisition and production initiatives. As planned principal operations commenced in 2004 the Company is no longer considered to be an exploration stage company.

GOING CONCERN

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $382,953, has incurred losses since inception of $7,568,155, and further losses are anticipated in the development of its oil and gas properties raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances, other debt sources, further equity placements and the expected exercise of outstanding warrants.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

(a)      PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Lexington. Lexington was acquired by reverse acquisition on November 19, 2003. All significant intercompany transactions and account balances have been eliminated.

(b)      OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company currently operates solely in the U.S.A.

Depreciation and depletion of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves, as determined by independent consultants, with oil and gas being converted to a common unit of measure based on their relative energy content.

The costs of acquisition and exploration of unproved oil and gas properties, including any related capitalized interest expense, are not subject to depletion, but are assessed for impairment either individually or on an aggregated basis. The costs of certain unevaluated leasehold acreage are also not subject to depletion. Costs not subject to depletion are periodically assessed for possible impairment or reductions in value. If a reduction in value has occurred, costs subject to depletion are increased or a charge is made against earnings for those operations where a reserve base is not yet established.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

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

The Company applies a ceiling test to capitalized costs which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate of the estimated future net revenues from production of proven reserves at year end at market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, a write-down of carrying value is charged to depletion in the period.

(c)      ASSET RETIREMENT OBLIGATIONS

The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of December 31, 2004 management has determined that there are no material asset retirement obligations.

(d)      EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing earnings (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. The presentation is only of basic earnings (loss) per share as the effect of potential dilution of securities has no impact on the current period's basic earnings (loss) per share. Loss per share, as presented, has been restated to reflect the forward stock split described in Note 7. The weighted average number of shares outstanding prior to the reverse acquisition is deemed to be the number of shares issued in connection with the reverse acquisition being 9,000,000 shares (3,000,000 pre January 26, 2004 3:1 forward split).

(e)      REVENUE RECOGNITION

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers, when title passes, the amount is determinable and collection is reasonably assured.

(f)      FINANCIAL INSTRUMENTS

The fair values of cash, accounts receivable, accounts payable, accrued liabilities, drilling advances and advances due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are currently in the State of Oklahoma, in the United States, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company's cash is held at a major financial institution. The Company manages and controls market and credit risk through established formal internal control procedures, which are reviewed on an ongoing basis.

The Company sells its gas to only one customer as there is currently insufficient production for multiple purchasers. The Company manages and controls this situation by ensuring it only deals with gas purchasers that are reputable and are well established.

(g)      CONCENTRATION OF CREDIT RISK

Substantially all of the Company's sales are to one party. Consequently the Company is exposed to a concentration of credit risk.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
________________________________________________________________________________

(h)      USE OF ESTIMATES

The preparation of these consolidated financial statements requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from such estimates. Depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of oil and gas reserves. There are numerous uncertainties in estimating the quantity of reserves and in projecting the future rates of production and timing of development expenditures, including future costs to dismantle, dispose, plug, and restore the Company's properties. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Proved reserves of oil and natural gas are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions.

(i)      STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended December 31, 2003.

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


                                                                             For the period from
                                                                              September 29, 2003
                                                              Year ended          (inception) to
                                                       December 31, 2004       December 31, 2003
                                                      __________________________________________

Net loss for the year                  As reported        $ (6,092,689)           $ (42,149)
SFAS 123 compensation expense          Pro-forma              (692,051)                   -
                                                      __________________________________________
Net loss for the year                  Pro-forma          $ (6,784,740)           $ (42,149)
                                                      ==========================================
Pro-forma basic net loss per share     Pro-forma          $      (0.43)           $   (0.00)
                                                      ==========================================



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

The Company has also adopted the provisions of the FASB Interpretation No.44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
________________________________________________________________________________

(j) INCOME TAXES

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

(k)      CASH AND CASH EQUIVALENTS

The company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.


RECENT ACCOUNTING PRONOUNCEMENTS

(l)  In  March  2004,   the  FASB  issued   EITF  No.   03-1,   THE  MEANING  OF
OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS ("EITF 03-1"). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITD 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. Management believes that the adoption of EITF 03-1 will not have a material impact on the Company's financial condition or results of operations.

(m) In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS ("SFAS 151"). SFAS 151 requires issuers to treat idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges regardless of whether such charges are considered abnormal. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for all inventory costs incurred in fiscal years beginning after June 15, 2005. Management believes the adoption of this standard will not have a material impact on the Company's financial position or results of operations.

(n) In December 2004, the FASB issued SFAS No. 123 (Revised 2004), SHARE-BASED PAYMENT ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company's financial condition and results of operations. The Company has provided information herein related to the pro forma effects on the Company's reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(o) In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NON-MONETARY ASSETS, an amendment of APB Opinion No. 29, ACCOUNTING FOR NON-MONETARY TRANSACTIONS ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

NOTE 3 - ACQUISITION OF LEXINGTON OIL & GAS LTD. CO. LLC ("LEXINGTON")
________________________________________________________________________________

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

The  book  value  of  Lexington's   capital  stock  subsequent  to  the  reverse
acquisition is calculated and allocated as follows:

         Lexington capital stock                                    $       300
         LRI net assets (liabilities)                                (1,430,969)
                                                                    ___________

                                                                     (1,430,669)
         Charge to deficit on reverse acquisition                     1,433,317
                                                                    ___________
         Consolidated stock accounts post reverse acquisition       $     2,648
                                                                    ===========

These consolidated financial statements include the results of operations of Lexington since September 29, 2003 (inception) and the results of operations of LRI since the date of the reverse acquisition effective November 19, 2003. LRI's results of operations for the period from January 1, 2003 to September 30, 2003 have been reported in the Company's September 30, 2003 filing on Form 10-QSB. LRI's operations for the period from January 1, 2003 to November 18, 2003 have been disclosed in the table in Note 7.

The weighted average number of shares outstanding of LRI, for the period from July 26, 1996 (inception) to November 18, 2003, is deemed to be 9,000,000 being the number of shares issued by LRI to effect the reverse acquisition of Lexington.

In  order  to  reflect  the  revised   operating   arrangement   resulting  from
modifications to the original terms of the Share Exchange Agreement the Humphreys Purchase and Sale Agreement and the Paluca Agreement were simultaneously executed.

HUMPHREYS PURCHASE AND SALE AGREEMENT
On January 21, 2004, Orient and Humphreys, a director of the Company entered into a purchase and sale agreement (the "Humphreys Purchase and Sale Agreement"). Pursuant to the terms and provisions of the Humphreys Purchase and Sale Agreement: Humphreys agreed to transfer 2,250,000 shares of restricted Common Stock of the Company held of record by Humphreys to Orient.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

NOTE 3 -  ACQUISITION  OF  LEXINGTON  OIL & GAS LTD.  CO.  LLC  ("LEXINGTON")  -
(CONT'D)
________________________________________________________________________________


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

MANAGEMENT COMPENSATION AGREEMENT
The Company and Lexington have negotiated a new compensation agreement ("New Agreement") with Humphreys for his assistance in overseeing the drilling operations and the completion, management of wells, and for his increasing role in development of the Company on a performance basis. Under the covenants provided under the New Agreement and within its effective term, Humphreys, or his designate: (1) will receive compensation of $7,500 per month, effective April 1, 2004; (2) will be assigned up to a 10% carried working interest in every well drilled by the Company on all properties held by the Company, including the Wagnon property, (3) will have the right to purchase up to an additional 5% working interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells; and (4) will receive a further 200,000 options in the Company to be granted at $3.00 per share exercisable for a five year term. These options were granted in July 2004. (Refer to Note 8.)

During the year ended December 31, 2004 the Company recorded additional compensation expense to Humphreys of $117,030 being the estimated value of his 10% carried interest in the Company's wells that were successfully developed in the year. (Refer to Note 4.)

Humphreys is a director of the Company and is the Drilling Operations Manager of Lexington, and also consults to Oak Hills Drilling and Operating, LLC ("Oak Hills"), an oil and gas drilling and operating company based in Holdenville, Oklahoma that acts as designated "operator" to Lexington since January 1, 2005. Humphreys is in charge of oil and gas operations in Oklahoma. (Refer to Note 9.) The previous operator in charge of drilling and operating of wells for Lexington was Oakhills Energy, Inc.

Paluca is a private Oklahoma based oil and gas services company owned by Humphreys and his immediate family. Some of the services provided by Humphreys to the Company are provided through this business entity. Mr. Humphreys is also the President of Paluca, Inc.


NOTE 4 - PROPERTY AND EQUIPMENT
________________________________________________________________________________

Property and equipment include the following:

                                                    DECEMBER 31,
                                                 2004           2003
                                              ________________________
OIL AND GAS PROPERTIES:                            $             $
Proved, subject to depletion                    1,371,266            -
Unproved, not subject to depletion              1,419,447      120,000
Accumulated depletion                            (161,328)           -
                                              ________________________
Net oil and gas properties                      2,629,385      120,000
                                              ________________________

Other equipment                                     3,495            -
Accumulated depreciation                             (498)           -
                                              ________________________
Net other property and equipment                    2,997            -
                                              ________________________
Property and equipment, net of
accumulated depreciation and depletion        $ 2,632,382     $120,000
                                              ========================

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

NOTE 4 - PROPERTY AND EQUIPMENT - (CONT'D)
________________________________________________________________________________


The Company's oil and gas activities are currently conducted in the United States. The following costs were incurred in oil and gas operation, development, exploration, and acquisition activities during the following periods:

                                   DECEMBER 31,
                                 2004          2003         TOTAL
                              ______________________________________

                              $              $            $
Acquisition costs:
     Proved                            -      120,000        120,000
     Unproved                  1,419,447            -      1,419,447
Development - Proved
   Oil and Gas Properties      1,251,266            -      1,251,266
                              ______________________________________
                               2,670,713      120,000      2,790,713
                              ======================================

WAGNON LEASE
By agreement dated October 9, 2003, Lexington acquired an interest in a section of farm-out acreage with the intention to develop coal bed methane gas producing wells in Pittsburg County, Oklahoma. Lexington holds an 80% working interest and a 60.56% net revenue interest in approximately 590 gross acreage of a potential gas producing property located in Pittsburg County, Oklahoma (the "Wagnon Property"). The Company's interest relating to the Wagnon Property is subject to farm-out agreements equating to a total 20% working interest between Paluca, Oakhills Energy, Inc. and the lessee of the Wagnon Property.

A director and an officer of LRI were minority owners in Oakhills Energy, Inc. in 2003. Their interest in Oakhills Energy, Inc. was purchased by the majority shareholder on January 26, 2004.

During the year ended December 31, 2004 three gas wells (the Kellster 1-5, Kyndal 2-2 and Bryce 3-2) have been put into production.

Subsequent to the year ended December 31, 2004, on March 15, 2005 the Company began drilling a fourth well on the Wagnon Property (Caleigh 4-2). During the year ended December 31, 2004 the Company spent $1,368,296 on drilling expenditures on the Wagnon lease. (Refer to Note 5.)

COAL CREEK PROSPECT
In March 2004 the Company obtained an option to purchase an undivided 95% interest in approximately 2,500 net leasehold acres in 5 sections of the Coal Creek Prospect located in Hughes and Pittsburg Counties, in the State of Oklahoma. During the year ended December 31, 2004 the Company acquired 1,932 net leasehold acres under the option. The Company does not expect to acquire any additional acreage under this option. Under the terms of the purchase of these leases, Lexington has an undivided 95% - 100% working interest in the subject lands and a minimum 79% net revenue interest. The terms of the leases are for two years.

PANTHER CREEK PROSPECT
In March 2004 the Company purchased a 3 year lease of approximately 300 acres located in five separate sections to develop the Panther Creek Project in Hughes County, Oklahoma. Lexington has an undivided 100% working interest in subject lands and an approximate 81% net revenue interest. Part of the acreage in this lease has been subject to three division pooling orders by Newfield Exploration Mid-Continent, Inc. ("Newfield"), for three wells to be drilled and operated by Newfield in which Lexington has elected to participate. Lexington's working interests in the three wells are proportionate to Lexington's Panther Creek lease ownership in areas pooled by Newfield. Lexington working interests in the three wells are estimated to be as follows; 25.78% (representing a contingent liability of $419,801 for a completed well based on Newfield Authority For Expenditure "AFE"), 10.94% (contingent liability of $159,655 for a completed well based on Newfield AFE if drilled), and 4.06% (contingent liability of $58,521 for a completed well based on Newfield AFE if drilled). Newfield has up to approximately the end of 2005 to drill such wells and may or may not proceed with any individual well project at their election. Contingent liability exists to Lexington for any well drilled by Newfield that Lexington has elected to participate in. Newfield has proceeded with the drilling of one of the wells in which Lexington has leased acreage. The first of the three wells, the POE 1-29, commenced drilling on February 9, 2005.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

NOTE 4 - PROPERTY AND EQUIPMENT - (CONT'D)
________________________________________________________________________________

SOUTH LAMAR PROSPECT
By agreement dated April 21, 2004, Lexington acquired a 100% working interest, 78.5% net revenue interest, in three sections (960 acres) of farm-out acreage in Hughes County, Oklahoma (the "South Lamar Prospect") with the intention to develop coal bed methane gas producing wells. The term of the lease is two years. On July 26, 2004, the Company acquired a further 183.98 acres in the South Lamar prospect and a 100% working interest and a 79% net revenue interest in the additional acreage. The term of the lease is two years.

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

MIDDLE CREEK PROSPECT
By agreement dated October 28, 2004, Lexington has purchased an undivided 100% leasehold interest, 70% net revenue interest, in 320 net leasehold acres in two sections of the Middle Creek Prospect located in Hughes County, in the State of Oklahoma. Drilling targets are the Caney Shale and Hartshorne zones. The leasehold interest acquired is held by production.

NOTE 5:  DRILLING ADVANCES
________________________________________________________________________________

During the period ended December 31, 2003 Lexington, the Company, and Oakhills Energy, Inc. entered into drilling agreements with private investors (the "Funding Investors") for the funding for the first three wells, the Kellster 1-5, the Kyndal 2-2 and the Bryce 3-2, located on the Wagnon Lease. The Funding Investors each provided one-third of the Authorization For Expenditure ("AFE") capital estimated at $360,000 for the drilling and completion of each of the first three wells. As of December 31, 2004, the Company had received the total required funding of $1,080,000 for the drilling and completion of the first three Wagnon Lease wells and has successfully drilled and completed the Kellster 1-5, the Kyndal 2-2 well and the Bryce 3-2 wells. The terms of the drilling agreements of all wells on the Wagnon Lease are the same for each well on the property.

Lexington, the Company, and Oakhills Energy, Inc. entered into drilling agreements with the Funding Investors for the expected drilling and completion of a fourth Wagnon Lease well, the Caleigh 4-2 well that is expected to begin drilling no later than the end of April 2005. As of December 31, 2004, $405,000 had been received for the drilling of the Caleigh 4-2.

Wells to be drilled on the Wagnon Lease property carry royalty interests totaling 25% to land owners and property interest holders and carried working interests of 5% to a land owner, and 10% to a company related to a director of the Company (see Note 3 - Management Compensation Agreement). Paluca also owns a non-carried working interest of 5% as part of capital participation funding provided by Paluca.

The Funding Investors are provided an 80% working interest, 60.56% net revenue interest, in the wells until their invested capital for each well is repaid, after which time the Funding Investors revert to an aggregate 20.1% working interest, 15.075% net revenue interest, in the wells located on the Wagnon Lease. Oakhills Energy, Inc., the previous operator responsible for drilling the wells, will "back-in" to a reversionary 6.7% working interest after invested capital is repaid to the Funding Investors in the wells located on the Wagnon Lease and the Company will back-in to a reversionary 53.2% working interest. The Company's repayment obligation to the Funding Investors is limited to the production revenues generated from wells located on the Wagnon Lease. Accordingly, if any of the subject wells on the Wagnon Lease are unsuccessful the drilling advances will be written off when such determination is made. Management has estimated that the non-current portion of the drilling advances as at December 31, 2004 is $563,915.

As of December 31, 2004, the Funding Investors have been repaid $304,085 of their $1,080,000 investment in the Kellster 1-5, Kyndal 2-2 and Bryce 3-2 wells.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

NOTE 6:  CONVERTIBLE PROMISSORY NOTES
________________________________________________________________________________

On April 26, 2004, Lexington borrowed $400,000 from a shareholder by way of an unsecured convertible promissory note due on April 30, 2005. The promissory note bears interest accrued monthly at the U.S. prime lending rate plus one percent simple interest per annum. The Holder shall have the right, exercisable in whole or in part, to convert the outstanding principal and accrued interest thereon into fully paid, non-assessable restricted common shares at a price of $5.00 per share.

On June 30, 2004, the Company borrowed an additional $100,000 from the same shareholder by way of an unsecured promissory note due on June 30, 2005. The promissory note bears interest accrued monthly at the U.S. prime lending rate plus one percent simple interest per annum. The Holder shall have the right, exercisable in whole or in part, to convert the outstanding principal and accrued interest thereon into fully paid, non-assessable restricted common shares at a price of $2.50 per share.

Application of a relative-fair-value method has resulted in the convertible promissory notes being recorded as separate debt and equity components. A discount on the promissory notes payable of $50,000 has been accrued and recorded as a deferred finance fee, to be amortized over the terms of the notes. The discount was determined based upon a fair value interest rate for comparable debt of 15% per annum. The equity component, which is represented by the conversion feature, had a carrying value of $50,000 being the difference between the face amount of the convertible debenture and its fair value as calculated above. The carrying value of the equity component was recorded as additional paid-in capital.

On October 29, 2004, a total of $512,637 in promissory notes and accrued interest to that date were settled for 348,733 private placement units offered by the Company at $1.47 per unit, with each unit comprised of one common share and one share purchase warrant exerciseable at $1.68 per share (see Note 7). As of October 29, 2004, $23,333 of the deferred finance fee had been expensed and the balance of $26,667 was charged against additional paid-in capital.

In accordance with Financial Accounting Standard No. 84 "INDUCED CONVERSIONS OF CONVERTIBLE DEBT", the Company has recognized an expense of $489,205, equal to the fair value of the additional securities issued in order to induce conversion of the convertible debt.

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

Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective dates of the reverse and forward stock splits have been restated to reflect the one-for-three hundred reverse split and the one-for-three forward split on a retroactive basis.

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

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

NOTE 7:  STOCKHOLDERS' EQUITY - (CONT'D)
________________________________________________________________________________


On March 15, 2003 the holders of 6,200,000 Series A preferred shares elected to convert their shares to common stock. As a result cumulative undeclared dividends totaling $1,371,475 became payable on March 15, 2003. Accordingly, the Company issued 38,953 post reverse-split shares of common stock in exchange for the 6,200,000 Series A preferred shares and settlement of the dividend liability of $1,371,475.

On March 15, 2003 the holders of 2,510,000 Series B preferred shares elected to convert their shares to common stock. As a result cumulative undeclared dividends totaling $995,550 became payable on March 15, 2003. Accordingly, the Company issued 15,004 post reverse-split shares of common stock in exchange for the 2,510,000 Series B preferred shares and settlement of the dividend liability of $995,550.

In October 2003 the Company issued 30,000 post-reverse split common shares in settlement of $11,100 of accounts payable.

On November 19, 2003 the Company issued 9,000,000 post-reverse split restricted common shares to the shareholders of Lexington for a 100% interest in Lexington.

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

On November 21, 2003 the Company registered 1,000,000 common stock options under an S-8 Registration Statement.

LRI's changes in capital stock prior to and in connection with the reverse acquisition were as follows:


                                                                                       Additional
                                             Common Stock         Preferred Stock       Paid-in
                                          Number      Amount      Number     Amount      Capital      Deficit         Total
                                         ______________________________________________________________________________________
Balance December 31, 2002,
As previously reported by LRI              257,135   $ 19,284    8,710,000   $ 8,710   $10,298,039  $(12,822,928)  $ (2,496,895)
20% cumulative dividends payable on
Conversion of Series A Preferred                 -          -            -         -             -    (1,371,475)    (1,371,475)
stock
Expiry of Series A Preferred stock
  Share Purchase Warrant                         -          -            -         -        60,000             -         60,000
Issuance of common stock in
settlement
  of Cumulative dividend on converted
  Series A Preferred stock                  18,286      1,371            -         -     1,370,104             -      1,371,475
Issuance of common stock pursuant to
  Conversion of Series A Preferred          20,667      1,550   (6,200,000)   (6,200)        4,650             -              -
stock
20% cumulative dividends payable on
  Conversion of Series B Preferred               -          -            -         -             -      (995,550)      (995,550)
stock
Issuance of common stock in
settlement
  of Cumulative dividend on converted
  Series B Preferred stock                   6,637        498            -         -       995,052             -        995,550
Issuance of common stock pursuant to
  Conversion of Series B Preferred           8,367        628   (2,510,000)   (2,510)        1,882             -              -
stock
Issuance of common stock in
settlement of debt                         210,092     15,750            -         -     1,244,277             -      1,260,027
                                         ______________________________________________________________________________________
Balance post 300:1 reverse stock split     521,184   $ 39,081            -   $     -   $13,974,004  $(15,189,953)   $(1,768,868)
                                         ______________________________________________________________________________________






LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

NOTE 7:  STOCKHOLDERS' EQUITY - (CONT'D)
________________________________________________________________________________


                                                                                       Additional
                                             Common Stock         Preferred Stock       Paid-in
                                          Number      Amount      Number     Amount      Capital      Deficit         Total
                                         ______________________________________________________________________________________
Balance post 300:1 split, carried          521,184   $ 39,081            -   $     -   $13,974,004  $(15,189,953)   $(1,768,868)
forward:
Debt settlement                             10,000          2            -         -        11,098             -         11,100

LRI net loss for the period from
January 1, 2003 to November 19, 2003             -          -            -         -             -      (265,201)      (265,201)
Fair value of stock options granted
Concurrent with reverse acquisition              -          -            -         -     1,997,581    (1,997,581)             -
Issued to effect reverse acquisition     3,000,000        750            -         -          (750)                           -
                                         ______________________________________________________________________________________

November 19, 2003 pre 3:1 split          3,531,184     39,833            -         -    15,981,933   (17,452,735)    (1,430,969)
3 to 1 forward split                     7,062,368          -            -         -             -             -              -
                                         ______________________________________________________________________________________
LRI balance November 19, 2003
(date of RTO)                            10,593,552  $ 39,833           -    $     -   $15,981,933  $(17,452,735)  $ (1,430,969)
                                         ======================================================================================



LRI CAPITAL STOCK TRANSACTIONS POST NOVEMBER 19, 2003:
In November 2003, 1,650,000 stock options were exercised for $275,000, which was offset against advances payable as described above.

In November 2003, $250,000 of the advances due to ICI were settled with 100,000 shares of pre-forward split common stock.

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

STOCK OPTION EXERCISE - 2004
On January 22, 2004 the Company issued 1,200,000 pre forward split shares of its common stock, upon the exercise of 1,200,000 stock options at $0.167 per share for proceeds of $200,000, which was paid by way of offset of $200,000 originally advanced to the Company by ICI which was assigned by ICI to IMT designated option holders as described in Note 8.

On May 18, 2004 the Company issued 495,000 shares of its common stock, upon the exercise of 495,000 stock options at $1.00 per share for proceeds of $495,000, which was paid by way of offset of $495,000 originally advanced to the Company by ICI, which was assigned to an IMT designated option holder, as described in
Note 8.

On June 25, 2004 the Company issued 320,000 shares of its common stock, upon the exercise of 320,000 stock options at $3.00 per share for proceeds of $960,000.

PRIVATE PLACEMENTS
On November 26, 2003 the Company issued 300,000 restricted common shares at $0.83 per share plus one-half warrant at $1.67 per share for each share purchased, with warrant terms to December 31, 2004 (the date of issue was pre-forward stock split of 3:1); the Company issued 100,000 pre-forward stock split shares at $2.50 per share plus one-half pre-forward stock split warrant at $5.00). The total amount raised in this financing was $250,000. The value of the warrants was estimated to be $12,500 and was recorded as a separate component of stockholders' equity.

On May 3, 2004 the Company concluded and issued 400,000 restricted common shares at $2.50 per share plus one-half warrant at $5.00 per share for each share purchased, with warrants terms to December 31, 2005. The total amount raised in this financing was $1,000,000. The value of the warrants was estimated to be $45,000 and was recorded as a separate component of stockholders' equity. A finder's fee of 39,800 restricted common shares was paid pursuant to the transaction.

On September 9, 2004 the Company approved a financing of up to 4,150,000 units of restricted common shares at a price of $1.47 per share plus a full share purchase warrant exerciseable at a price of $1.68 per share for each share purchased (the "September Unit(s)"). The warrants will expire six months from the effective date of registration of the stock and warrants to be issued under the offering. The amount approved to be raised in this financing was up to $6,100,500. Brokers' fees payable

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

NOTE 7:  STOCKHOLDERS' EQUITY - (CONT'D)
________________________________________________________________________________

on the September Units were: cash of 8% of gross proceeds, brokers' warrants equal to 4% of the gross proceeds (to be issued under the same terms as the warrants issued under the offering), and a warrant exercise fee equal to 5% of proceeds received as a result of the future exercise of the warrants by the investors. On November 1, 2004 LRI completed the sale of an aggregate of 1,700,686 Units. The Company filed a registration statement (form SB-2) with the Securities and Exchange Commission ("SEC") on December 15, 2004, covering the resale of shares of common stock sold in the private placement or issuable upon exercise of the warrants. Under the terms of the financing, the registration statement is to become effective within 120 days after the filing date; the registration statement went effective on January 24, 2005 and the warrants under this filing expire July 23, 2005.

As of December 31, 2004, 1,700,686 September Units had been sold for proceeds of $2,319,264, net of an $180,746 agent fee which was charged to additional paid in capital. Of the 1,700,686 units sold 376,318 were non-brokered and 1,324,368 were brokered. The fair value of the warrants was estimated to be $0.147 each and $250,001 has been recorded as a separate component of stockholders' equity. The fair value of the 46,353 broker warrants issued to date has been estimated to be $0.147 per warrant and as a result, $6,814 has been recorded as a separate component of stockholders' equity. The non-brokered units in the amount of 376,318 were issued upon: (1) settlement of the $500,000 convertible promissory note and accrued interest of approximately $12,637 for 348,733 units as described in Note 6; and (2) pursuant to a non-brokered placee that paid $40,550 for 27,585 units. The Company does not intend to sell any further securities under this offering.

SHARE PURCHASE WARRANTS
Share purchase warrants outstanding at December 31, 2004 are:

                                                             Weighted Average
   Range of           Weighted                                   Remaining
Exercise Prices     Average Price     Number of Shares     Contractual Life (yr)
________________________________________________________________________________

 $1.66 - $5.00          $2.02            1,947,039                  .60
================================================================================

Subsequent to the year ended December 31, 2004, in February and March 2005, 248,014 share purchase warrants were exercised at $1.68 per purchase warrant providing $416,663 in proceeds to the Company.


NOTE 8:  STOCK OPTION PLAN
________________________________________________________________________________

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

By Directors' Resolution dated July 2, 2004 the Company (1) increased the authorized number of options under the SOP from 4,000,000 to 5,000,000; and (2) made the new 1,000,000 stock options exercisable at $3.00 per share for a 5 year term. As of December 31, 2004, 4,200,000 options under the Company's current SOP have been granted and 3,665,000 had been exercised.

A summary of the Company's stock options as of December 31, 2004, and changes during the year ended is presented below:

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

NOTE 8:  STOCK OPTION PLAN - (CONT'D)
________________________________________________________________________________

                                              December 31, 2004
                                       _______________________________
                                                      Weighted average
                                       Number of       exercise price
                                        options           per share
                                       _______________________________
                                                            $
Outstanding at beginning of year        1,350,000         0.50
Exercised January 22, 2004             (1,200,000)      (0.444)
Grant February 2, 2004                  1,000,000        2.222
Exercised May 18, 2004                   (495,000)      (0.367)
Exercised June, 2004                     (320,000)      (0.711)
Grant July 26,2004                        200,000        0.444
                                       _______________________________

Exercisable at December 31, 2004          535,000        1.644
                                       ===============================


                                                 Dec 31, 2003
                                       _______________________________
                                                      Weighted average
                                       Number of       exercise price
                                        options          per share
                                       _______________________________
                                                              $
Outstanding at beginning of period              -
Granted November 19, 2003               3,000,000         1.111
Exercised  November 24, 2003           (1,650,000)       (0.611)
                                       _______________________________

Exercisable at December 31, 2003        1,350,000         0.50
                                       ===============================

In January 2004, 1,200,000 stock options (400,000 pre-forward split shares) were exercised at $0.167 per share ($0.50 per pre forward split share) for proceeds of $200,000 which was paid by way of offset of $200,000 originally advanced to the Company by ICI which was assigned by ICI to IMT designated option holders.

On February 2, 2004, an additional 1,000,000 share options were granted to consultants 500,000 exercisable at $1.00 and 500,000 exercisable at $3.00. The term of these options is five years. The fair value of these options at the date of grant of $2,989,221 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 251% and has been recorded as a consulting expense in the period. Of these options, 100,000 were granted to an officer of the Company (see note 9.)

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

On February 2, 2005, the Company granted 600,000 share options to a consultant to the Company exercisable as follows: 500,000 at $1.00 per share and 100,000 at $0.16667 per share.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

NOTE 9:  RELATED PARTY TRANSACTIONS
________________________________________________________________________________

LRI RELATED PARTY TRANSACTIONS DURING THE PERIOD JANUARY 1, 2003 TO NOVEMBER 19, 2003:
The Company, on January 1, 1999, entered into a management services agreement with ICI to provide management of the day-to-day operations of the Company for a two year term. The management services agreement requires monthly payments not to exceed $75,000 for services rendered. The Company's currently inactive subsidiary, International Gold Corporation, entered into a similar agreement on January 1, 1999 with Amerocan Marketing, Inc. ("Amerocan") with required monthly payments not to exceed $25,000 for services rendered for a two year term. Both agreements were extended for a further two year term to January 1, 2003. Subsequent to January 1, 2003, the Agreements with ICI and Amerocan expired and were not renewed, but services were continued to be provided by ICI on a month to month basis.

On November 10, 2003, the Company and IMT entered into a financial consulting services agreement (the "Consulting Agreement") for a period of one year. Pursuant to the terms and provisions of the Consulting Agreement: (i) IMT shall provide financial and general managerial and business development services to the Company; and (ii) the Company granted to IMT and/or its designees or employees, 2,850,000 stock options at the exercise price of $0.167 per share (original grant of options was 950,000 stock options at the exercise price of $0.50 per pre-forward split share).

An officer and director of the Company has been contracted by ICI as part of the management team provided to the Company and its subsidiary. During the period ended November 19, 2003 a total of $110,000 was incurred to ICI which is also a significant shareholder, for managerial, administrative, investor relations services, and or advances provided to the Company and its subsidiary. During the period ended November 19, 2003 ICI paid a total of $25,875 to this officer and director for services provided to the Company and its subsidiary. ICI also paid the Chief Financial Officer of the Company $13,750 for his services for the period ended November 19, 2003. In addition, during the period ended November 19, 2003, ICI and other shareholders paid expenses on behalf of the Company totaling $47,000. As of November 19, 2003, the Company owed ICI a total of $672,805 in accrued management fees payable, loans or advances of $356,998 and accrued interest of $282,477 on outstanding loans and management fees payable, for a total of $1,312,280.

During the period ended November 19, 2003 the Company settled $1,260,027 in loans, notes and accrued interest due to related parties in exchange for the issuance of 630,276 shares of the Company's common stock.

LRI RELATED PARTY TRANSACTIONS NOVEMBER 20, 2003 THROUGH DECEMBER 31, 2003:
An officer and director of the Company had been contracted by ICI as part of the management team provided to the Company and its subsidiary. During the period November 19, 2003 through December 31, 2003 a total of $10,000 was incurred to ICI, a significant shareholder, for managerial, administrative, and investor relations services provided to the Company and its subsidiary. As of December 31, 2003 the Company owed ICI a total of $448,370 in management fees payable which have accrued as previously described, loans of $59,498, and interest of $282,477 accrued at 10% per annum on outstanding loans and unpaid management fees payable, for a total of $790,345.

A private company owned by a director of the Company has been assigned a 5% carried Working Interest in each well to be drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate his services relating to operation and completion of wells to be located on the Wagnon Lease. In addition, a director of the Company has purchased a further 5% working interest and, as a result, after all capital costs relating to drilling on wells relating to the Wagnon Lease are repaid to the private Funding Investors, the director of the Company will back-in to a further reversionary 5.0% Working Interest in each well to be located on the Wagnon Lease. After well drilling capital is repaid, the director will have a total 10.0% Working Interest in each well to be located on the Wagnon Lease. (Refer to Notes 4 and 5.)

Effective December 5, 2003, the Company acquired the Wagnon Lease from Oak Hills Energy, Inc. for $120,000.

RELATED PARTY TRANSACTIONS - 2004
Although the formal arrangement for services to be provided by ICI, a minority shareholder and consulting services agent to the Company, ended on December 31, 2003, a month to month arrangement to provide services to the Company was agreed to as a transitional measure during the first quarter of the year. This transition period ended March 31, 2004. During the quarter ended March 31, 2004, a total of $30,000 (2003 - $110,000) was incurred to ICI for managerial, administrative and investor relations services provided to the Company and its subsidiary, no fees were incurred to ICI for the balance of the

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

NOTE 9:  RELATED PARTY TRANSACTIONS - (CONT'D)
________________________________________________________________________________


year ended December 31, 2004. On October 7, 2004 the Company repaid ICI $74,228 in loans and accrued interest. As of December 31, 2004, the Company has no further obligation to ICI.

During the quarter ended March 31, 2004 the Company settled $200,000 of the amounts due to ICI in exchange for the issuance of 1,200,000 shares of the Company's common stock by way of exercising options at $0.167 per share.

During the quarter ended June 30, 2004 the Company settled $495,000 of the amounts due to ICI in exchange for 495,000 shares of the Company's common stock by way of exercising options at $1.00 per share.

The Company previously entered into a contract with IMT, a private company to whom certain of the Company's directors and officers provide consulting services relating to oil and gas industry and market development services. The Company incurred $90,000 in fees to IMT for the year ended December 31, 2004 (2003 - nil). Of the 1,000,000 stock options granted on February 2, 2004, 895,000 stock options were granted to IMT, or its designates.

On November 9, 2004, the Company reached an agreement with Oak Hills to drill a ten well program. Humphreys is a director of the Company and is the Drilling Operations Manager of Lexington, and also consults to and is a 25% shareholder of Oakhills Drilling and Operating, LLC., an oil and gas operating company based in Holdenville, Oklahoma that acts as "operator" to Lexington. Mr. Humphreys is in charge of oil and gas operations in Oklahoma.

Humphreys has been assigned a 10% carried Working Interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon Lease. The estimated value of the 10% carried Working Interest of $117,030 has been recorded as additional compensation expense during the year ended December 31, 2004. Humphreys also has the right to purchase an additional 5% working interest in each well to be located on the Wagnon Lease and has elected to do so for the first four wells drilled on this lease. The original 5% cost to participate in the wells by Humphreys was $60,000. As of December 31, 2004 the Company was still owed $22,500 and has recorded the amount as a receivable from Humphreys as full payment for an additional 5% working interest in each of the Kellster 1-5, the Kyndal 2-2, and the Bryce 3-2. Refer to Notes 3, 5, 6 and 8.

During the year ended December 31, 2004 the Company incurred $124,000 to its officers for management fees (2003 - $34,625). Also, on February 2, 2004, 100,000 options were granted to one of the Company's officers for which a consulting expense of $298,922 was incurred (see Note 8).

NOTE 10: INCOME TAXES
________________________________________________________________________________

The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2004, the Company had net operating loss carry forwards of approximately $3,000,000 that may be available to reduce future years' taxable income and will expire between the years 2006 - 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

NOTE 10: INCOME TAXES - (CONT'D)
________________________________________________________________________________



                                                      Year ended           Period ended
                                                   December 31, 2004     December 31, 2003
__________________________________________________________________________________________

Federal income tax provision at statutory rate          (35.0)%              (35.0)%
State income tax provision at statutory rate,
   net of federal income tax effect                      (6.0)                (6.0)
__________________________________________________________________________________________

Total income tax provision rate                         (41.0)%              (41.0)%
==========================================================================================


The tax effects of temporary differences that give rise to the Company's future tax asset (liability) are as follows:

                                                2004            2003
                                          _____________________________________

Loss carry forwards                        $  1,330,000      $   20,000
Valuation allowances                         (1,330,000)        (20,000)
                                          _____________________________________
                                           $          -      $        -
                                          =====================================

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.




NOTE 11: SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

                                     Year ended        Period ended
                                   December, 2004     December, 2003
____________________________________________________________________
Cash paid during the year for:
         Interest                       $ -                $ -
         Income taxes                   $ -                $ -
____________________________________________________________________

During the year ended December 31, 2004 the Company:

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

     4. settled a total of $512,637 in promissory notes and accrued interest in exchange for 348,733 private placement unites offered by the Company at $1.47 per unit, with each unit comprised of one common share and one share purchase warrant exerciseable at $1.68 per share (see Note 6).

During the period ended December 31, 2003 the Company settled $250,000 of advances due to ICI for 300,000 shares of common stock. The Company also issued 1,650,000 common shares on the exercise of stock options at $0.167 per share for the offset of prior advances from ICI (550,000 common shares on the exercise of stock options at $0.50 per pre-forward split share).

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

NOTE 12: SUBSEQUENT EVENTS
________________________________________________________________________________

NEW PARTICIPATION DRILLING ON PANTHER CREEK PROSPECT - Refer to Note 4.

NEW OPERATOR - On January 1, 2005, the Company appointed Oak Hills Drilling and Operating, LLC of Oklahoma as its elected operator for wells on its Wagnon Lease, and for further drilling to be conducted by Lexington. Oak Hills Drilling and Operating, LLC replaces Oakhills Energy, Inc. as its designated operator.

EXERCISE OF WARRANTS - Refer to Note 7.

GRANT OF STOCK OPTIONS - Refer to Note 8.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Our principal independent accountant from August 9, 2000 to the current date is Dale Matheson Carr-Hilton Labonte, Chartered Accountants, 1300-1140 West Pender Street, Vancouver, British Columbia V6E 4G1. Effective January 1, 2004, LaBonte & Co. merged with Dale Matheson Carr-Hilton pursuant to which the name of our principal independent accountant changed to Dale Matheson Carr-Hilton LaBonte.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of our management, including Grant Atkins, the Company's Chief Executive Officer ("CEO") and Vaughn Barbon, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, Messrs. Atkins and Barbon concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

         Our Board of Directors has established an audit committee. The members of the audit committee are Mr. Steven Jewett, Mr. Doug Humphreys, and Mr. Norman MacKinnon. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act and are financial experts. The audit committee was organized in April 2004 and operates under a written charter adopted by the Board of Directors.

         The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended December 31, 2004. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

         Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

ETHICS COMMITTEE

     Our Board of Directors has established an ethics committee. The member of our ethics committee is Mr. Grant Atkins, Mr. Douglas Humphries, and Mr. Steve Jewett. The ethics committee was organized in February 2005 and operates under a code of business conduct and ethics policy (the "Code") adopted by the Board of Directors. A copy of the charter for the ethics committee is an exhibit to the Annual Report.

         Our Board of Directors adopted the Code for our directors and officers. This Code is intended to describe our core values and beliefs and to provide the foundation for all business conduct. The Code is further intended to focus our board of directors and each director and officer on areas of ethical risk, provide guidance to directors and officers to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. Our guidelines for conducting business are consistent with the highest standards of business ethics. Each director and officer must comply with the letter and spirit of this Code.

         We have attached a copy of the text of the Code in this Annual Report. Furthermore, upon request, we shall provide to any person without charge a copy of the Code. Any such requests should be directed to Mr. Grant Atkins, President, 7473 West Lake Mead Road, Las Vegas, Nevada 89128.

ITEM 8B. OTHER INFORMATION

         Not applicable.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

         Our directors and executive officers, their ages, positions held are as follows:

         _______________________________________________________
         Name                  Age     Position with the Company
         _______________________________________________________
         Grant Atkins          44      President/Chief Executive
                                       Officer and Director
         _______________________________________________________
         Vaughn Barbon         48      Treasurer/Chief Financial
                                       Officer
         _______________________________________________________
         Douglas Humphreys     52      Director
         _______________________________________________________
         Norman MacKinnon      69      Director
         _______________________________________________________
         Steve Jewett          66      Director
         _______________________________________________________

BUSINESS EXPERIENCE

         The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

         GRANT ATKINS. Grant Atkins has been our Chief Executive Officer since July 2003, our President since 2001 and our Secretary and a director since September 1998. For the past ten years, Mr. Atkins has been self-employed and has acted as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. From 1998 to March 31, 2004, Mr. Atkins provided consulting services through Investor Communications International, Inc. to a number of private and public companies, including us. Mr. Atkins received a Bachelor of Commerce degree from the University of British Columbia.

     VAUGHN BARBON. Vaughn Barbon has been our Treasurer and Chief Financial Officer since April 1, 2003. Mr. Barbon is also a manager of Lexington Oil & Gas. Since 1997, Mr. Barbon has provided consulting and accounting services for
V. Barbon Consulting. Mr. Barbon received a Bachelor of Arts from the University of Victoria.

     DOUGLAS HUMPHREYS. Douglas Humphreys has been a director since April 30, 2004 and is a member of our audit committee. Mr. Humphreys is also a manager of Oak Hills Drilling, an oil and gas limited liability company organized under the laws of Oklahoma that acts as "operator" to Lexington. Mr. Humphreys has been Operations Manager of Lexington Oil & Gas since November 2003 and an oil and gas consultant to Paluca Petroleum, Inc. since 1995. Mr. Humphreys is also an officer, director and sole shareholder of Paluca Petroleum, Inc. and has been a director of GHB Farms, Inc. Mr. Humphreys received his Bachelor of Science degree in Business and Geology from Southwest Oklahoma State University.

         Mr. Humphreys has been active in the industry for over 30 years, mostly in his home state of Oklahoma and in the surrounding oil and gas rich regions of the mid continent. His industry knowledge comes from hands-on experience helping to build several oil and gas producing companies to prominence.

         NORMAN J.R. MACKINNON. Norman J.R. MacKinnon has been a director since April 30, 2004 and is a member of our audit committee. Mr. MacKinnon is a Chartered Accountant and has been the principal of NJR MacKinnon, CA since 1984. Mr. MacKinnon is also a director of CYOP and Gaming Transactions, Inc. Mr. MacKinnon received his degree as a Chartered Accountant from the Institute of Chartered Accountants of British Columbia.

         STEVE JEWETT. Steve Jewett has been a director since April 30, 2004. Since 1978, Mr. Jewett has been the owner of Stephen Jewett - Chartered
Accountants. During his career, Mr. Jewett was auditor of several public companies. Mr. Jewett received his degree as a Chartered Accountant from the Institute of Chartered Accountants of British Columbia and is the audit committee's financial expert.

FAMILY RELATIONSHIPS

         There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

         As of the date of this Annual Report, Messrs. Humphreys, Jewett and MacKinnon have been appointed as members to our audit committee. Two of the three members are "independent" within the meaning of Rule 10A-3 under the Exchange Act and are in addition financial experts. The audit committee operates under a written charter adopted by the Board of Directors on February 2, 2004.

         The audit committee's primary function is to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the Board of Directors.

ETHICS COMMITTEE

     Our Board of Directors has established an ethics committee. The members of the ethics committee are Mr. Grant Atkins, Mr. Douglas Humphreys, and Mr. Steve Jewett. The ethics committee was organized in February 2005 and operates under a code of business conduct and ethics policy (the "Code") adopted by the Board of Directors.

         The Code was adopted for our directors and officers. The Code is intended to describe our core values and beliefs and to provide the foundation for all business conduct. The Code is further intended to focus our Board of Directors and each director and officer on areas of ethical risk, provide guidance to directors and officers to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. Our guidelines for conducting business are consistent with the highest standards of business ethics. Each director and officer must comply with the letter and spirit of this Code.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

         During fiscal years ended December 31, 2004 and 2003, some of our directors or officers were compensated for their roles as directors or executive officers. In addition, our officers and directors are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans. Mr. Atkins and Mr. Barbon, our Chief Financial Officer and Treasurer, previously derived remuneration from us directly and through ICI, which provided a wide range of management, financial and administrative services to us. See "Summary Compensation Table" below.

         Executive compensation is subject to change concurrent with our requirements. None of our officers and directors are officers or directors of ICI, nor do we own any equity interest in ICI. Currently, Mr. Atkins receives compensation in the amount of $10,000 per month and Mr. Barbon receives compensation in the amount of $7,500 per month. We do not have employment agreements with Mr. Atkins or Mr. Barbon.

SUMMARY COMPENSATION TABLE

COMPENSATION

         None of our executive officers received an annual salary and bonus that exceeded $100,000 during the fiscal years ending December 31, 2004, 2003 and 2002. The following table sets forth the compensation received by Grant Atkins and Vaughn Barbon.

________________________________________________________________________________
                            ANNUAL COMPENSATION                     LONG TERM
                                                                    COMPENSATION
________________________________________________________________________________
NAME AND                    YEAR       SALARY         OTHER         SECURITIES
PRINCIPAL POSITION                                                  UNDERLYING
                                                                    OPTIONS
________________________________________________________________________________
                                                             (2)
Grant Atkins(1)             2004       0              $60,000         100,000
  President and  Chief                                       (2)
Executive Officer           2003       0              $19,625         0
                                                             (2)
                            2002       0              $ 3,300         0
________________________________________________________________________________
                                                             (2)
Vaughn Barbon               2004       0              $64,000         0
  Chief Financial Officer                                    (2)
                            2003       0              $15,000         0

________________________________________________________________________________

         (1) Mr. Atkins was appointed the Chief Executive Officer in July, 2003.
         (2) Received pursuant to respective contractual arrangements between us and ICI.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2004



________________________________________________________________________________________________________________________________
OPTION/SAR GRANTS IN LAST FISCAL YEAR
________________________________________________________________________________________________________________________________
Name                                     Number of Securities     Percent of Total Options     Exercise Price            Date of
                                           Underlying Options                      Granted                            Expiration
________________________________________________________________________________________________________________________________

Grant Atkins                                          100,000                        5.00%              $3.00           12/31/08
________________________________________________________________________________________________________________________________
Douglas Humphreys                                      50,000                        1.50%              $0.50           12/31/08
                                                      200,000                       10.00%              $3.00           12/31/08
________________________________________________________________________________________________________________________________
Norman MacKinnon                                        2,500                        0.01%              $1.00           12/31/08
________________________________________________________________________________________________________________________________
Stephen Jewett                                          2,500                        0.01%              $1.00             2/2/09
________________________________________________________________________________________________________________________________
                   (1)                              2,850,000                                           $0.50            2/12/13
International Market                                  495,000                                           $1.00           12/31/08
 Trend AG                                             400,000                       83.50%              $3.00           12/31/08
________________________________________________________________________________________________________________________________

         (1) During fiscal year ended December 31, 2004, we exchanged the aggregate amount of $495,000 in debt owed to ICI that had been assigned to consultants for IMT in exchange for the exercise price of 495,000 Stock Options to acquire shares of our common stock that had been assigned to him by IMT at a price of $1.00 per share.



EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

CONSULTATION AGREEMENT

         On July 12, 2004, we entered into a Consultation Agreement (the "Humphreys Consultation Agreement") with Lexington Oil & Gas and Douglas Humphreys. Pursuant to the Humphreys Consultation Agreement, Mr. Humphreys will assist in overseeing the drilling operations and the completion and management of our wells. Mr. Humphreys compensation pursuant to the terms and provisions of the Humphreys Consultation Agreement will be: (i) $7,500 per month effective April 1, 2004, (ii) the assignment of up to 10% carried working interest in every well drilled on all properties held by us, including the Wagnon Lease (during fiscal year 2004 we recorded additional compensation expense to Mr. Humphreys of $100,000 being the estimated value of his 10% carried interest in our wells developed as at December 31, 2004); (iii) the right to purchase up to an additional 5% working interest in all wells drilled by us on our properties provided that funds for this participation are paid prior to the commencement of drilling of said wells; and (iv) grant of 200,000 Stock Options to purchase shares of our common stock at an exercise price of $3.00 per share (which were granted July 2004). The Humphreys Consultation Agreement can be terminated at any time with ninety days written notice by either party.

COMPENSATION OF DIRECTORS

         Generally, our directors do not receive salaries or fees for serving as directors, nor do they receive any compensation for attending meetings of the board of directors. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, our directors are entitled to participate in our stock option plan. During fiscal year ended December 31, 2004, we paid Steve Jewett $17,500 in connection with his service as the chairman of the audit committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of March 27, 2005, there are 17,247,052 shares of common stock issued and outstanding.



______________________________________________________________________________________________________________________
Name and Address of Beneficial Owner              Amount and Nature of Beneficial Ownership      Percent of Beneficial
                                                                                                 Ownership
______________________________________________________________________________________________________________________

Grant Atkins                                       100,0000 (1)                                       0.58%
7473 West Lake Mead Road
Las Vegas, Nevada 89128
______________________________________________________________________________________________________________________
Vaughn Barbon                                             0                                              0%
7473 West Lake Mead Road
Las Vegas, Nevada 89128
______________________________________________________________________________________________________________________
Douglas Humphreys                                   250,000 (2)                                       1.45%
7473 West Lake Mead Road
Las Vegas, Nevada 89128
______________________________________________________________________________________________________________________
Norman MacKinnon                                      2,500 (3)                                       0.01%
7473 West Lake Mead Road
Las Vegas, Nevada 89128
______________________________________________________________________________________________________________________
Steve Jewett                                          2,500 (4)                                       0.01%
7473 West Lake Mead Road
Las Vegas, Nevada 89128
______________________________________________________________________________________________________________________
Orient Explorations Ltd.                          6,000,000 (5)                                      34.78%
P.O. Box 97 Leeward
Highway, Provinciales
Turks & Caicos Islands
______________________________________________________________________________________________________________________
All Officers and Directors (5 total)                355,000 (6)                                       2.06%
______________________________________________________________________________________________________________________






         (1) Represents the assumption of the exercise of 100,000 Stock Options to purchase 100,000 shares of our common stock at an exercise price of $3.00 per share expiring on December 31, 2008.

         (2)  Represents the assumption of the exercise of 200,000 Stock Options to purchase 200,000 shares of our common stock at an exercise price of $3.00 per share expiring on December 31, 2008 and 50,000 Stock Options to purchase  50,000 shares of our common stock at an exercise  price of $0.50 per share  expiring on
December 31, 2008.

         (3) Represents the assumption of the exercise of 2,500 Stock Options to purchase 2,500 shares of our common stock at an exercise price of $1.00 per share expiring on December 31, 2008.

         (4) Represents the assumption of the exercise of 2,500 Stock Options to purchase 2,500 shares of our common stock at an exercise price of $1.00 per share expiring on February 2, 2009.

         (5) The sole shareholder of Orient Explorations Ltd. is Canopus Limited for Meridan Trust. The sole director of Orient Explorations Ltd. is Cockburn
Directors, Ltd. Mr. Dempsey has the sole exclusive voting and disposition rights regarding shares of common stock.

     (6) Represents the assumption of the exercise of 350,500 Stock Options to purchase 350,500 shares of our common stock.



            Our Board of Directors was advised that a private transaction not involving a public sale occurred effective as of February 18, 2005 between Orient Explorations Ltd. and Longfellow Industries (B.C.) Ltd. Pursuant to the terms and provisions of the private transaction, Orient Explorations Ltd. sold 3,000,000 shares of our restricted common stock it held of record to Longfellow Industries (B.C.) Ltd. at par value $0.00025 for an aggregate consideration of approximately $750.00 in cash. At the time of the transaction, Orient Explorations Ltd. is deemed to be an affiliate of the Company.

     Our Board of Directors is unaware of any arrangement or understanding among the members of Orient Explorations Ltd. and Longfellow Industries (B.C.) Ltd. with respect to election of our directors or other matters.

CHANGES IN CONTROL

         Subsequent  to  December  31,  2004,  Orient  Explorations  Ltd.,   the
controlling shareholder, disposed of 3,000,000 of our shares. This resulted in a reduction of Orient's effective holding of our shares from 52.94% to 34.78%.

         We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As they relate to the certain relationships and related transactions discussed below, Douglas Humphreys, one of our directors, is the sole officer, director and shareholder of Paluca Petroleum, Inc. Douglas Humphreys is an officer and director of Oak Hills Drilling. Mr. Humphreys is a manager of and

25% shareholder in Oak Hills Drilling and, until January 21, 2004, Mr. Humphreys and Mr. Barbon were minority shareholders of Oakhills Energy, Inc..

OAK HILLS DRILLING INC.

         On November 9, 2004, we entered into an agreement with Oak Hills Drilling, to drill a ten well program. For a complete description of the Oak Hills Drilling Agreement, see "Current Business Operations."

         Saddlebag Oilfield Services ("Saddlebag") has provided completion services to Oak Hills Energy on the Kellster #1-5, Kyndal #2-2, and Bryce #3-2 wells. Mr. Humphreys is a director of Saddlebag and Pam Humphreys, Mr. Humphrey's wife, is the president of Saddlebag. As of December 31, 2004, Oak Hills Energy, Inc. has paid Saddlebag at total of $44,567 for completion work on the three wells. The work included setting up the surface equipment, swabbing the well to initiate production, laying pipeline, setting up fences, compressor hookups and other related services.

PALUCA PETROLEUM INC.

         On July 19, 2004, we were assigned 320 gross acres of leases in the H-9 Prospect from Paluca Petroleum, Inc. who had entered into a farm-out agreement with Faith Production, LLC dated July 19, 2004 for the acquisition of this property. Paluca Petroleum,. Inc. served only as an intermediary and received no consideration in connection with this transaction.

         On April 22, 2004, we acquired from Paluca Petroleum, Inc. three sections of farm-out acreage to develop coal bed methane gas wells in Hughes County, State of Oklahoma (the "South Lamar Farm-out") for $120,000 and on July 14, 2004, we acquired an additional 184 gross acres in this Prospect from Paluca Petroleum, Inc. for approximately $13,800. The acreage was purchased originally by Paluca Petroleum, Inc. for approximately $100,000, and the exchange of certain other equipment.

HUMPHREYS CONSULTING AGREEMENT

         On July 12, 2004, we entered into the Humphreys Consulting Agreement with Lexington Oil & Gas and Douglas Humphreys. For a complete description of the Humphreys Consulting Agreement, see "Employment Contracts and Termination of Employment and Change in Control Arrangements."

INVESTORS COMMUNICATIONS INTERNATIONAL, INC.

         On May 18, 2004, we exchanged $495,000 in debt owed to ICI that had been assigned to a consultant for IMT in exchange for the exercise price of 495,000 Stock Options to acquire shares of our common stock that had been assigned to him by IMT at a price of $1.00 per share.

         During fiscal year ended December 31, 2004, we exchanged $200,000 in debt owed to ICI that had been assigned to consultants for IMT in exchange for the exercise price of 1,200,000 Stock Options to acquire shares of our common stock that had been assigned designees of IMT at a price of $0.167 per pre-Forward Stock Split share.

         Of the 1,000,000 Stock Options granted on February 2, 2004, 105,000 were granted to officers and directors and 895,000 Stock Options were granted to IMT.

PALUCA AGREEMENT

         On January 21, 2004, we entered into the Paluca Agreement with Lexington Oil & Gas, Paluca Petroleum, Inc. and Douglas Humphreys. Pursuant to the terms and provisions of the Paluca Agreement: (i) we assigned to Mr. Humphreys a 10% carried working interest in every well drilled by us on the Wagnon Lease; (ii) we agreed to allow Humphreys to participate up to an additional 5% working interest in every well drilled by us on the Wagnon Lease;
(iii) Mr. Humphreys agreed to waive any and all other claims, debts or obligations owed to him by us or Lexington Oil & Gas, (iv) we agreed to transfer to Paluca certain assets previously acquired by us (which included working interests and net revenue interests in certain oil and gas leases located on the Doc Cole Property, the Atwood Booch Sand Property, the Jeneva Property and the Sasakwa Gilcrease Sand Property, as previously disclosed in prior filings).

         On January 21, 2004, Orient Explorations, Inc. and Douglas Humphreys entered into an agreement (the "Humphreys/Orient Agreement"). Pursuant to the terms and provisions of the Humphreys/Orient Agreement, Mr. Humphreys agreed to transfer 750,000 pre-Forward Stock Split shares of our restricted common stock held of record by Humphreys to Orient Explorations Inc. for $10.

OAK HILLS ENERGY INC.

     Effective December 5, 2003, we acquired the Wagnon Lease from Oak Hills Energy, Inc. for $120,000. Oak Hills Energy, Inc. acquired the Wagnon Farm-Out Agreement from Quinton Rental and Repair Service, Inc. on December 5, 2003 for $44,325.

DEBT

      During fiscal year ended December 31, 2004, we exchanged $1,260,027 in loans, notes and accrued interest due to related parties in exchange for the issuance of 630,276 pre-Forward Stock Split shares of our common stock.

FINANCIAL CONSULTING AGREEMENT

      On November 10, 2003, we entered into a financial consulting services agreement (the "Financial Consulting Agreement") with International Market Trend AG, a private company to which certain of our officers and directors provide consulting services related to the oil and gas industry ("IMT"). Pursuant to the terms and provisions of the Financial Consulting Agreement: (i) IMT performed a wide range of management, administrative, financial, business development, and consulting services for us: (ii) we granted IMT and/or its designates or employees 950,000 pre-forward stock split Stock Options to purchase shares of our common stock at an exercise price of $0.50 per share; and (iii) we agreed to a contracted rate of $10,000 per month. We incurred $90,000 in fees to IMT for fiscal year ended December 30, 2004 and nil in fiscal year 2003. Of the 1,000,000 Stock Options granted on February 2, 2004, 895,000 pre-forward stock split Stock Options were granted to IMT or its designates. The Financial Consulting Agreement was for a term of twelve months and expired on November 10, 2004, with subsequent renewal of the contract on a month to month basis thereafter.

As of February 1, 2005, we granted to IMT 500,000 Stock Options exercisable at $1.00 per share for a period of five years as partial compensation for services performed by IMT on our behalf.

ICI CONSULTING AGREEMENT

         On January 1, 1999, Intergold Corporation and ICI entered into a consulting services and management agreement (the "ICI Consulting Agreement").

The ICI Consulting Agreement allowed for monthly fees not to exceed $75,000. During the period ended November 19, 2003, a total of $110,000 was incurred to ICI. During fiscal year ended December 31, 2003, ICI paid a total of $25,875 to Mr. Atkins for services provided to us. ICI also paid Mr. Barbon $13,750 for his services for fiscal year ended December 31, 2003. In addition, during fiscal year ended December 31, 2003, ICI and other shareholders paid expenses on behalf of us in the aggregate amount of $47,000 (2002 - $24,592). During fiscal year ended December 31, 2003, a total of $10,000 was incurred to ICI. As of December 31, 2003, we owed ICI a total of $448,370 in management fees which have accrued as described above, loans of $59,498, and interest of $282,477 accruing at 10% per annum on outstanding balances and unpaid management fees payable, for an aggregate total of $790,345. On December 31, 2003, we entered into a month to month arrangement with ICI as a transitional measure until March 31, 2004. During the quarter ended March 31, 2004, a total of $30,000 was incurred to ICI for administrative and investor relations services provided to us. No fees were incurred to ICI for the balance of the fiscal year ended December 31, 2004. On October 7, 2004, we repaid ICI $74,228 in loans and accrued interest. As of the date of this Annual Report, there are no further obligations to ICI.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report.

         2.1     Share Exchange Agreement (1)

         3.1     Articles of Incorporation (2)

         3.2 Amended and Restated Bylaws of Lexington Resources, Inc. incorporated by reference to Exhibit 3.1 filed on Form 8-K dated October 1, 2004. (3)

         10.1    Wagnon Farm-Out Agreement dated December 5, 2004. (4)

         10.2    South Lamar Farm-Out Agreement #1 dated April 21, 2004. (4)

         10.3    Assignment of South Lamar Farm-Out. (4)

         10.4    South Lamar Farm-Out Agreement #2 dated April 21, 2004. (4)

         10.5    South Lamar Farm-Out Agreement #3 dated April 21, 2004. (4)

         10.6    Douglas Humphreys Consulting Agreement dated July 12, 2004.
                 (4)

         10.7 Oak Hills Drilling and Operating, LLC Drilling Agreement dated November 9, 2004. (4)

         10.8 Stock Option Plan of Lexington Resources, Inc. dated February 2, 2004. (2)

         10.9    Charter of Audit Committee of Lexington Resources, Inc.

         14.     Code of Ethics.

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

         99.1 Reserve and Economic Evaluation prepared by Fletcher Lewis Engineering, Inc. (2)

          (1) Incorporated by reference to Exhibit 4.1 of Lexington Resources Inc. Annual Report on Form 10-KSB filed with the Commission on April 7, 2004 (SEC File no. 000-25455).

          (2) Incorporated by reference to Exhibits of Lexington Resources Inc. Amendment No. 2 to SB-2 Registration Statement filed with the Commission on January 19, 2005.

          (3) Incorporated by reference to Exhibit 3.1 of Lexington Resources Inc. Report on Form 8-K filed with the Commission on October 1, 2004.

          (4) Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.7, and 10.8 of Lexington Resources Inc. SB-2 Registration Statement filed with the Commission on December 15, 2004.

          (5)

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

         During fiscal year ended December 31, 2004, we incurred approximately $45,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2004 and for the review of our financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

         During fiscal year ended December 31, 2003, we incurred approximately $16,065 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2003 and for the review of our financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

         During fiscal year ended December 31, 2004, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LEXINGTON RESOURCES, INC.


Dated: March 29, 2005                     By: /s/ GRANT ATKINS
                                              __________________________________
                                                  Grant Atkins, President/Chief
                                                  Executive Officer



Dated: March 29, 2005                     By: /s/ VAUGHN BARBON
                                                  ______________________________
                                                  Vaughn Barbon, Treasurer/Chief
                                                  Financial Officer