Form 10QSB
period 2005-03-31
LEXINGTON RESOURCES INC
filed 2005-05-16
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

Class                                  Outstanding as of May 12, 2005
                                              17,303,405

Common Stock, $.00025 par value

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-----------------------------




                            LEXINGTON RESOURCES, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                  (Unaudited)












CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------------------------------------------------------
                            LEXINGTON RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                                  March 31,     December 31,
                                                                                                     2005           2004
--------------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                                (unaudited)

                                                            ASSETS

CURRENT ASSETS
   Cash                                                                                          $    63,007      $   326,293
   Accounts receivable                                                                                97,648          136,573
   Prepaid expenses                                                                                        -                -
--------------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                                     160,655          462,866
--------------------------------------------------------------------------------------------- ---------------- ----------------

PROPERTY AND EQUIPMENT  (Note 4)
     Oil and gas properties, full cost method of accounting
           Proved, net of accumulated depletion of $216,236                                        1,447,212        1,209,938
           Unproved                                                                                2,056,010        1,419,447
--------------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                                   3,503,222        2,629,385
      Other property and equipment, net of accumulated depreciation                                    2,831            2,997
--------------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                                   3,506,053        2,632,382
--------------------------------------------------------------------------------------------- ---------------- ----------------

                                                                                                 $ 3,666,708      $ 3,095,248
============================================================================================= ================ ================


                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                                      $ 1,314,336      $   228,819
   Current portion of drilling advances (Note 5)                                                     708,000          617,000
   Due to related parties (Note 8)                                                                         -                -
--------------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                                   2,022,336          845,819
DRILLING ADVANCES (Note 5)                                                                           378,609          563,915
--------------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                                   2,400,945        1,409,734
--------------------------------------------------------------------------------------------- ---------------- ----------------

CONTINGENCIES AND COMMITMENTS (Notes 1, 5 & 11)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 6)
   Common stock $0.00025 par value: 200,000,000 shares authorized
   Preferred stock, $0.001 par value: 75,000,000 shares authorized
     Issued and outstanding:
        17,277,052 common shares (2004 -16,999,038)                                                    4,319            4,250
          Additional paid-in capital                                                              10,177,918        8,947,604
        Common stock purchase warrants                                                               301,815          301,815
         Accumulated Deficit                                                                      (9,218,289)      (7,568,155)
--------------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                                   1,265,763        1,685,514
--------------------------------------------------------------------------------------------- ---------------- ----------------

                                                                                                 $ 3,666,708      $ 3,095,428
============================================================================================= ================ ================

          The accompanying notes are an integral part of these interim consolidated financial statements.



                            LEXINGTON RESOURCES, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                                         Three months             Three months
                                                                      Ended March 31,           Ended March 31,
                                                                            2005                      2004
----------------------------------------------------------------- ------------------------- -------------------------


OIL AND GAS REVENUE                                                           $   130,060             $     40,690
----------------------------------------------------------------- ------------------------- -------------------------

EXPENSES
     Depletion                                                                     54,907                    2,679
     Operating costs and taxes                                                     58,065                        -
----------------------------------------------------------------- ------------------------- -------------------------
                                                                                  112,972                   38,011
----------------------------------------------------------------- ------------------------- -------------------------

OPERATING INCOME                                                                   17,088                   38,011
----------------------------------------------------------------- ------------------------- -------------------------

OTHER EXPENSES
   Consulting - stock based (Note 7)                                              775,753                2,989,221
   General and administrative                                                     891,469                  138,126
   Interest expense                                                                     -                   14,393
----------------------------------------------------------------- ------------------------- -------------------------

                                                                                1,667,222                3,141,740
----------------------------------------------------------------- ------------------------- -------------------------

NET LOSS FOR THE PERIOD                                                       $(1,650,134)            $ (3,103,729)
================================================================= ========================= =========================




BASIC NET LOSS PER SHARE                                                      $     (0.09)            $      (0.23)
================================================================= ========================= =========================

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                                             17,049,854               13,766,629
================================================================= ========================= =========================



          The accompanying notes are an integral part of these interim consolidated financial statements.



                            LEXINGTON RESOURCES, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)



                                                                                        For the Three        For the Three
                                                                                        Months Ended         Months Ended
                                                                                          March 31,            March 31,
                                                                                            2005                 2004
------------------------------------------------------------------------------------ -------------------- --------------------
                                                                                                               (Note 1)
Net loss for the period                                                                  $   (1,650,134)       $  (3,103,729)
Adjustments to reconcile net loss to net cash from operating activities:
       Stock-based consulting fees                                                              775,753            2,989,221
           Non-cash compensation                                                                 81,354                    -
           Finance fees                                                                         (12,434)                   -
       Oil and gas depletion                                                                     54,907                2,679
           Accrued interest                                                                           -               14,393
           Depreciation                                                                             166                    -
  Changes in working capital assets and liabilities
       Prepaid expenses                                                                               -                  450
       Accounts receivable                                                                       38,925              (58,190)
       Accounts payable                                                                          90,729               55,592
------------------------------------------------------------------------------------ -------------------- --------------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                                    (620,734)             (99,584)
------------------------------------------------------------------------------------ -------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES


  Oil and gas properties                                                                        (15,310)            (385,300)
------------------------------------------------------------------------------------ -------------------- --------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                     (15,310)            (385,300)
------------------------------------------------------------------------------------ -------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Drilling advances                                                                           (94,306)                   -
  Advances payable                                                                                    -              279,500

  Net proceeds on sale of common stock                                                          467,064                    -
------------------------------------------------------------------------------------ -------------------- --------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                                        372,758              279,500
------------------------------------------------------------------------------------ -------------------- --------------------

INCREASE (DECREASE) IN CASH                                                                    (263,286)            (205,384)

CASH, BEGINNING OF PERIOD                                                                       326,293              351,420
------------------------------------------------------------------------------------ -------------------- --------------------

CASH, END OF PERIOD                                                                      $       63,007        $     146,036
==================================================================================== ==================== ====================

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 10)


          The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)

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

GOING CONCERN
The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $1,861,681 has incurred losses since inception of $9,218,289 and further losses are anticipated in the development of its oil and gas properties raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances, other debt sources, further equity placements and the expected exercise of outstanding warrants.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

(A)      PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Lexington. Lexington was acquired by reverse acquisition on November 19, 2003. All significant inter-company transactions and account balances have been eliminated.

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

LEXINGTON RESOURCES INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

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

(C)      ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of March 31, 2005 management has determined that there are no material asset retirement obligations.

(D)      EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing earnings (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred shares, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. The presentation is only of basic earnings (loss) per share as the effect of potential dilution of securities has no impact on the current period's basic earnings (loss) per share. Loss per share, as presented, has been restated to reflect the forward stock split described in Note 6. The weighted average number of shares outstanding prior to the reverse acquisition is deemed to be the number of shares issued in connection with the reverse acquisition being 9,000,000 shares (3,000,000 pre January 26, 2004 3:1 forward split).

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

LEXINGTON RESOURCES INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 7:



                                                        Three months ended March                   Year ended
                                                                        31, 2005            December 31, 2004
                                                    ----------------------------- ----------------------------
Net loss for the period              As reported                   $ (1,667,222)               $ (6,092,689)
SFAS 123 compensation expense        Pro-forma                               -                     (692,051)
                                                    ----------------------------- ----------------------------
Net loss for the period              Pro-forma                     $ (1,667,222)               $ (6,784,740)
                                                    ============================= ============================

Pro-forma basic net loss per share   Pro-forma                       $    (0.09)                 $    (0.43)
                                                    ============================= ============================

LEXINGTON RESOURCES INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)

--------------------------------------------------------------------------------
NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

NOTE 3 - ACQUISITION OF LEXINGTON OIL & GAS LTD. CO. LLC ("LEXINGTON")
--------------------------------------------------------------------------------

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

LEXINGTON RESOURCES INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 3 - ACQUISITION OF LEXINGTON OIL & GAS LTD. CO. LLC ("LEXINGTON") -(CONT'D)
--------------------------------------------------------------------------------

The  book  value  of  Lexington's   capital  stock  subsequent  to  the  reverse
acquisition is calculated and allocated as follows:

         Lexington capital stock                              $     300
         LRI net assets (liabilities)                        (1,430,969)
                                                        -----------------
                                                        -----------------
                                                             (1,430,669)
         Charge to deficit on reverse acquisition             1,433,317
                                                        -----------------
                                                        -----------------
         Consolidated stock accounts post reverse
         acquisition                                         $    2,648
                                                        =================

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

HUMPHREYS PURCHASE AND SALE AGREEMENT
On January 21, 2004, Orient and Humphreys, a director of the Company, entered into a purchase and sale agreement (the "Humphreys Purchase and Sale Agreement"). Pursuant to the terms and provisions of the Humphreys Purchase and Sale Agreement: Humphreys agreed to transfer 2,250,000 shares of restricted Common Stock of the Company held of record by Humphreys to Orient.

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

MANAGEMENT COMPENSATION AGREEMENT
The Company and Lexington have negotiated a new compensation agreement ("New Agreement") with Humphreys for his assistance in overseeing the drilling operations and the completion, management of wells, and for his increasing role in development of the Company on a performance basis. Under the covenants provided under the New Agreement and within its effective term, Humphreys, or his designate: (1) will receive compensation of $7,500 per month, effective April 1, 2004; (2) will be assigned up to a 10% carried working interest in every well drilled by the Company on all properties held by the Company, including the Wagnon property, (3) will have the right to purchase up to an additional 5% working interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells; and (4) will receive a further 200,000 options in the Company to be granted at $3.00 per share exercisable for a five year term. These options were granted in July 2004. (Refer to Note 7.)

During the period ended March 31, 2005 the Company recorded additional compensation expense to Humphreys of $81,354 (2004 - $NIL) being the estimated value of his 10% carried interest in the Company's wells that were successfully developed in the period end March 31, 2005. (Refer to Note 4.)

Humphreys is a director of the Company and is the Drilling Operations Manager of Lexington, and also consults to Oak Hills Drilling and Operating, LLC ("Oak Hills"), an oil and gas drilling and operating company based in Holdenville, Oklahoma that acts as designated "operator" to Lexington since January 1, 2005. Humphreys is in charge of oil and gas operations in Oklahoma. (Refer to Note 8.) The previous operator in charge of drilling and operating of wells for Lexington was Oakhills Energy, Inc.

LEXINGTON RESOURCES INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Paluca is a private Oklahoma based oil and gas services company owned by Humphreys and his immediate family. Some of the services provided by Humphreys to the Company are provided through this business entity. Mr. Humphreys is also the President of Paluca Inc.

Property and equipment include the following:

                                               MARCH 31,        DECEMBER 31,
                                                 2005               2004
                                           ------------------ -----------------
OIL AND GAS PROPERTIES:                            $                 $
Proved, subject to depletion                    1,663,448        1,371,266
Unproved, not subject to depletion              2,056,010        1,419,447
Accumulated depletion                            (216,236)        (161,328)
                                           ------------------ -----------------
Net oil and gas properties                      3,503,222        2,629,385
                                           ------------------ -----------------

Other equipment                                     3,495            3,495
Accumulated depreciation                             (664)            (498)
                                           ------------------ -----------------
Net other property and equipment                    2,831            2,997
                                           ------------------ -----------------
Property and equipment, net of
accumulated depreciation  and depletion         3,506,053        2,632,382
                                           ================== =================


The  Company's  oil and gas  activities  are  currently  conducted in the United
States.

During the current period the Company incurred development costs of $1,010,100 on its properties.

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

On March  15,  2005 the  Company  began  drilling  a fourth  well on the  Wagnon
Property (Caleigh 4-2). The well began producing on April 2, 2005. During the period ended March 31, 2005 the Company has spent $1,663,166 on drilling expenditures on the Wagnon lease. (Refer to Note 5.)

LEXINGTON RESOURCES INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT - (CONT'D)
--------------------------------------------------------------------------------

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

On March 31, 2005 the Company began drilling the first well on the Coal Creek Prospect (Lex 1-34). The well is currently in the completion stage and production is expected to begin by the end of April 2005. The Company has approximately a 50% working interest in the well and has accrued $316, 987 in costs associated with the well for the period.

On April 15, 2005 the Company began drilling the second well on its Coal Creek Prospect (Braumbaugh 1-10 ). The Company has a 22% working interest in the
Braumbaugh 1-10 well (contingent liability of $125,000 for a completed well based on Oak Hills Drilling & Operating Authority For Expenditure "AFE").

PANTHER CREEK PROSPECT
In March 2004 the Company purchased a 3 year lease of approximately 300 acres located in five separate sections to develop the Panther Creek Project in Hughes County, Oklahoma. Lexington has an undivided 100% working interest in subject lands and an approximate 81% net revenue interest. Part of the acreage in this lease has been subject to three division pooling orders by Newfield Exploration Mid-Continent, Inc. ("Newfield"), for three wells to be drilled and operated by Newfield in which Lexington has elected to participate. Lexington's working interests in the three wells are proportionate to Lexington's Panther Creek lease ownership in areas pooled by Newfield. Lexington working interests in the three wells are estimated to be as follows; 25.78% (contingent liability of
$419,801 for a completed well based on Newfield Authority For Expenditure "AFE"), 10.94% (contingent liability of $159,655 for a completed well based on Newfield AFE if drilled), and 4.06% (contingent liability of $58,521 for a completed well based on Newfield AFE if drilled). Newfield has up to approximately the end of 2005 to drill such wells and may or may not proceed with any individual well project at their election. Contingent liability exists to Lexington for any well drilled by Newfield that Lexington has elected to participate. Newfield has proceeded with the drilling of one of the wells in which Lexington has leased acreage.

The first of the three wells, the POE 1-29, commenced drilling on February 9, 2005 and began producing on March 21, 2005. The company has accrued $333,205 on the POE 1-29 as of March 31, 2005.

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

LEXINGTON RESOURCES INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT - (CONT'D)
--------------------------------------------------------------------------------

MIDDLE CREEK PROSPECT
By agreement dated October 28, 2004, Lexington has purchased an undivided 100% leasehold interest, 70% net revenue interest, in 320 net leasehold acres in two sections of the Middle Creek Prospect located in Hughes County, in the State of Oklahoma. Drilling targets are the Caney Shale and Hartshorne zones. The leasehold interest acquired is held by production.

NOTE 5:  DRILLING ADVANCES
--------------------------------------------------------------------------------

During the period ended December 31, 2003 Lexington, the Company, and Oakhills Energy, Inc. entered into drilling agreements with private investors (the "Funding Investors") for the funding for the first three wells, the Kellster 1-5, the Kyndal 2-2 and the Bryce 3-2, located on the Wagnon Lease. The Funding Investors each provided one-third of the Authorization For Expenditure ("AFE") capital estimated at $360,000 for the drilling and completion of each of the first three wells. As of March 31, 2005, the Company had received the total required funding of $1,080,000 ( 2004 - $720,000) for the drilling and completion of the first three Wagnon Lease wells and has successfully drilled and completed the Kellster 1-5, the Kyndal 2-2 well and the Bryce 3-2 wells. The terms of the drilling agreements of all wells on the Wagnon Lease are the same for each well on the property.

Lexington, the Company, and Oakhills Energy, Inc. entered into drilling agreements with the Funding Investors for the drilling and completion of a fourth Wagnon Lease well, the Caleigh 4-2. The Company began drilling the Caleigh 4-2 on March 15, 2005. As of March 31, 2005, $405,000 had been received for the drilling of the Caleigh 4-2. The Caleigh 4-2 began production on April 2, 2005.

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

The Funding Investors are provided an 80% working interest, 60.56% net revenue interest, in the wells until their invested capital for each well is repaid, after which time the Funding Investors revert to an aggregate 20.1% working interest, 15.075% net revenue interest, in the wells located on the Wagnon Lease. Oakhills Energy, Inc., the previous operator responsible for drilling the wells, will "back-in" to a reversionary 6.7% working interest after invested capital is repaid to the Funding Investors in the wells located on the Wagnon Lease and the Company will back-in to a reversionary 53.2% working interest. The Company's repayment obligation to the Funding Investors is limited to the production revenues generated from wells located on the Wagnon Lease. Accordingly, if any of the subject wells on the Wagnon Lease are unsuccessful the drilling advances will be written off when such determination is made. Management has estimated that the non-current portion of the drilling advances as at March 31, 2005 is $563,915 (2004 - nil).

As of March 31, 2005, the Funding Investors have been repaid $398,391 (2004 - nil) of their $1,080,000 investment in the Kellster 1-5, Kyndal 2-2 and Bryce 3-2 wells. The amount paid in the period ended March 31, 2005 was $94,306. (2004
- nil)

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

LEXINGTON RESOURCES INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 6:  STOCKHOLDERS' EQUITY (CONT'D)
--------------------------------------------------------------------------------

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

STOCK OPTION EXERCISE - 2004
On January 22, 2004 the Company issued 1,200,000 pre forward split shares of its common stock, upon the exercise of 1,200,000 stock options at $0.167 per share for proceeds of $200,000, which was paid by way of offset of $200,000 originally advanced to the Company by ICI which was assigned by Investor Communications International, Inc. ("ICI") to International Market Trend AG ("IMT") designated option holders as described in Note 8.

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

PRIVATE PLACEMENTS
On September 9, 2004 the Company approved a financing of up to 4,150,000 units of restricted common shares at a price of $1.47 per share plus a full share purchase warrant exercisable at a price of $1.68 per share for each share purchased (the "September Unit(s)"). The warrants will expire six months from the effective date of registration of the stock and warrants to be issued under the offering. The amount approved to be raised in this financing was up to $6,100,500. Brokers' fees payable on the September Units were: cash of 8% of gross proceeds, brokers' warrants equal to 4% of the gross proceeds (to be issued under the same terms as the warrants issued under the offering), and a warrant exercise fee equal to 5% of proceeds received as a result of the future exercise of the warrants by the investors. On November 1, 2004 LRI completed the sale of an aggregate of 1,700,686 Units. The Company filed a registration statement (form SB-2) with the Securities and Exchange Commission ("SEC") on December 15, 2004, covering the resale of shares of common stock sold in the private placement or issuable upon exercise of the warrants. Under the terms of the financing, the registration statement is to become effective within 120 days after the filing date; the registration statement went effective on January 24, 2005 and the warrants under this filing expire July 23, 2005.

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

LEXINGTON RESOURCES INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6:  STOCKHOLDERS' EQUITY (CONT'D)
--------------------------------------------------------------------------------

SHARE PURCHASE WARRANTS
Share purchase warrants outstanding at March 31, 2005 are:

                                                             Weighted average
        Range of           Weighted         Number       (remaining contractual)
     exercise prices    average price      of shares         life (in years)
-------------------------------------------------------------------------------

      $1.68 - $5.00         $2.078          1,669,025           .37
===============================================================================

In the period ended March 31, 2005, 278,014 share purchase warrants were exercised at $1.68 per purchase warrant providing $454,630 in proceeds to the Company, net of brokers' fees of $12,434.

In April 2005, 26,353 share purchase warrants were exercised at $1.68 per purchase warrant providing $44,273 in proceeds to the Company.

NOTE 7:  STOCK OPTION PLAN
--------------------------------------------------------------------------------

By Directors' Resolution dated July 2, 2004 the Company (1) increased the authorized number of options under its Stock Option Plan ("SOP") from 4,000,000 to 5,000,000; and (2) made the new 1,000,000 stock options exercisable at $3.00 per share for a 5 year term.

As of March 31, 2005, 4,700,000 options under the Company's current SOP have been granted and 3,665,000 have been exercised.

A summary of the Company's stock options as of March 31, 2005, and changes during the period ended is presented below:


                                         --------------------- ----------------------- -----------------------
                                                                  Weighted average        Weighted average
                                                Number of          exercise price      remaining contractual
                                               options               per share            life (in years)
                                         --------------------- ----------------------- -----------------------
                                                                         $
Outstanding at December 31, 2003                   1,350,000            0.50                    3.64
Exercised January 22, 2004                        (1,200,000)
Granted February 2, 2004                           1,000,000
                                         --------------------- ----------------------- -----------------------
Exercisable at March 31, 2004                      1,150,000            1.76                    4.11
Exercised May 18, 2004                              (495,000)
Exercised June, 2004                                (320,000)
Granted July 26, 2004                                200,000
Cancellation, February 1, 2005                      (100,000)
Granted February 1, 2005                             600,000
                                         --------------------- ----------------------- -----------------------

Exercisable at March 31, 2005                      1,035,000            2.02                    3.44
                                         ===================== ======================= =======================

In January 2004, 1,200,000 stock options (400,000 pre-forward split shares) were exercised at $0.167 per share ($0.50 per pre-forward split share) for proceeds of $200,000 which was paid by way of offset of $200,000 originally advanced to the Company by ICI which was assigned by ICI to IMT designated option holders.

On February 2, 2004, an additional 1,000,000 share options were granted to consultants 500,000 exercisable at $1.00 and 500,000 exercisable at $3.00. The term of these options is five years. The fair value of these options at the date of grant of $2,989,221 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 251% and has been recorded as a consulting expense in the period. Of these options, 100,000 were granted to an officer of the Company.

LEXINGTON RESOURCES INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 7:  STOCK OPTION PLAN (CONT'D)
--------------------------------------------------------------------------------

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

On February 1, 2005, 500,000 options were granted at $1.00 per share to IMT. The term of these options is five years. The fair value of these options at the date of grant of $646,054 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 239.25%.

On February 1, 2005, 100,000 existing S-8 options were granted at $0.16667 per share to IMT. The term of these options is five years. The fair value of these options at the date of grant of $129,699 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0% and an expected volatility of 239.25%.


NOTE 8:  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005
The Company previously entered into a contract with International Market Trend AG ("IMT"), a private company to whom certain of the Company's directors and officers provide consulting services relating to oil and gas industry and market development services. The Company incurred $30,000 in fees to IMT for the period ended March 31, 2005 (2004 - $NIL).

On February 1, 2005 IMT was granted 600,000 stock options (refer to Note 7).

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

Humphreys has been assigned a 10% carried Working Interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon Lease. The estimated value of the 10% carried Working Interest of $81,354 (2004 - $NIL) has been recorded as additional compensation expense during the period ended March 31, 2005. Total additional compensation expense to Humphreys since inception of the Company to March 31, 2005 is $198,384. Humphreys also has the right to purchase an additional 5% working interest in each well to be located on the Wagnon Lease and has elected to do so for the first four wells drilled on this lease. The original 5% cost to participate in the wells by Humphreys was $60,000. As of March 31, 2005 the Company was still owed $22,500 (2004 - $17,500) and has recorded the amount as a receivable from Humphreys as full payment for an additional 5% working interest in each of the Kellster 1-5, the Kyndal 2-2, and the Bryce 3-2. Refer to Notes 3, 5, and 7.

During the period ended March 31, 2005 the Company incurred $58,500 to its officers for management fees (2004 - $17,500).

LEXINGTON RESOURCES INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 8:  RELATED PARTY TRANSACTIONS (CONT'D)
--------------------------------------------------------------------------------

On January 1, 2005, the Company appointed Oak Hills Drilling and Operating, LLC of Oklahoma as its elected operator for wells on its Wagnon Lease, and for further drilling to be conducted by Lexington. Oak Hills Drilling and Operating, LLC replaces Oakhills Energy, Inc. as its designated operator.

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004
An officer and director of the Company has been contracted by ICI as part of the management team provided to the Company and its subsidiary. During the quarter ended March 31, 2004 a total of $30,000 was incurred to ICI, a significant shareholder, for managerial, administrative and investor relations services provided to the Company and its subsidiary. As of March 31, 2004 the Company owed ICI a total of $483,370 in management fees payable which have accrued as described above, loans of $65,998, and interest of $95,778 accrued at 10% per annum on outstanding loans and unpaid management fees payable, for a total of $645,146.

During the period ended March 31, 2004 the Company settled $200,000 of the amounts due to ICI in exchange for the issuance of 1,200,000 shares of the Company's common stock by way of exercising options at $0.167 per share.

Of the 1,000,000 stock options granted on February 2, 2004, 100,000 were granted to an officer and director and 895,000 stock options were granted to IMT. IMT is a services consultant to the Company engaged since November, 2003 for an initial 12 month period to provide corporate planning, strategy and negotiations, internet based consulting, and general business consulting services as required by the Company. (Refer to Note 7.)

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

NOTE 10: SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
--------------------------------------------------------------------------------

                                      Period ended     Period ended
                                     March 31, 2005   March 31, 2004
  --------------------------------- ---------------- -----------------
  Cash paid during the year for:
           Interest                 $         -        $        -
           Income taxes             $         -        $        -
  --------------------------------- ---------------- -----------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

         Lexington Resources, Inc. is a corporation organized under the laws of the State of Nevada (herein known as "we" or the "Company"). We currently trade on the OTC Bulletin Board under the symbol "LXRS" and on the Frankfurt and Berlin Stock Exchanges under the symbol "LXR"; WKN: A0BKLP.

CURRENT BUSINESS OPERATIONS

         We are a natural resource exploration and production company currently engaged in the acquisition and development of oil and gas properties in the United States. We expect to weight our future development initiatives towards gas production. We are committed to developing into a profitable independent oil and gas producer through the systematical expansion of operations and the acquisition of new drilling targets while organizing drilling and production initiatives on leased properties.

         Our wholly owned subsidiary, Lexington Oil & Gas Ltd. Co., an Oklahoma limited liability company ("Lexington"), previously acquired a 590 gross acre section of farm-out acreage in Pittsburg County, Oklahoma for the development and production of coal bed methane gas (the "Wagnon Property"). We hold an 80% working interest and a 60.56% net revenue interest in the Wagnon Property. We have drilled, completed and are producing gas from four wells drilled on the Wagnon Property.

         We have also successfully drilled, completed, and are producing from two further CBM gas wells located on our Coal Creek Project. In addition, we have a 25% working interest in a third gas well drilled, completed, and producing by Newfield Exploration Mid-Continent, Inc. In total, we have interests in 6 CBM gas wells and 1 non-CBM gas well, and estimated acreage suitable for the drilling of a further 70-100 CBM gas wells. All wells drilled to date have reached the completion stage and have been productive with immediate gas sales to market.

         We have also consummated the acquisition of certain additional coal bed methane gas prospects in the Arkoma Basin in the State of Oklahoma, including 1,932 gross leasehold acres in the Coal Creek Prospect, 292 gross acres in the Panther Creek Prospect, 320 gross acres in the Middlecreek Prospect, 1,144 gross acres in the South Lamar Prospect, and 4,925 gross acres in the H-9 Prospect. We currently have an aggregate of approximately 590 gross developed and 8,613 gross undeveloped acres pursuant to leases and/or concessions as more fully described below. It is anticipated that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional tracts of prime acreage in the coal bed methane and other gas and oil producing domains, and to implement additional development initiatives by drilling new wells to developed reserves and to provide revenues. We plan to continue building and increasing a strategic base of proven reserves and production opportunities first targeted within Oklahoma's Arkoma Basin, and diversifying alternative development initiatives in the State of Texas.

OIL AND GAS PROPERTIES

         As of the date of this Quarterly Report, we have not reported nor filed any reserve estimates with any Federal agencies, but have commenced production from certain properties as more fully described below. We obtained an independent reserve and economic evaluation report regarding the Wagnon Property that was conducted by Fletcher Lewis Engineering, Inc. of Oklahoma. The following is a description of our oil and gas properties.

         WAGNON PROPERTY

         We hold an 80% working interest and a 60.56% net revenue interest in approximately 590.2 gross acres of a gas lease located in Pittsburg County, Oklahoma (the "Wagnon Property"). The gas lease was acquired from Oak Hills Energy, Inc. ("Oak Hills Energy"), which acquired the lease pursuant to a farm-out agreement with Quinton Rental & Repair Services, Inc. (the "Wagnon Farm-Out Agreement"). Our interest relating to the Wagnon Property is subject to farm-out agreements equating to a total 20% working interest between Paluca Petroleum Inc. ("Paluca"), an affiliate of one of our directors, Douglas Humphreys, Oak Hills Energy, and the lessee of the Wagnon Property.

         As of March 31, 2005, we have drilled, completed and put four wells into production on this prospect, the Kellster #1-5, the Kyndal #2-2, the Bryce #3-2, and the Caleigh #4-2. On April 2, 2005, the Caleigh #4-2 coal bed methane gas well commenced production. It is estimated that up to a total of 5 wells may drilled on this the Wagnon Property.

         We previously entered into funding agreements for the Kellster #1-5, Kyndal #2-2, Bryce #3-2, and Caleigh #4-2 wells (collectively, the "Funding Agreements"). Pursuant to the Funding Agreements, private investors were provided with an 80% working interest and a 60.56% net revenue interest in the wells until their respective invested capital in each well is repaid, after which time the private investors will revert to an aggregate 20.1% working interest and a 15.075% net revenue interest. Oak Hills Energy, the original driller and operator of the wells, will "back-in" to a reversionary 6.7% working interest after invested capital is repaid to the private investors and we will "back-in" to a reversionary 53.2% working interest. Pursuant to the further terms and provisions of the Funding Agreements, all wells to be drilled on the Wagnon property carry royalty interests totaling 25% to landowners and property interest holders and carried working interests of 5% to a landowner, as well as a 10% carried working interest to Paluca. Paluca also owns a non-carried working interest of 5% as part of capital participation funding provided by Paluca. As of March 31, 2005, the private investors have been repaid an aggregate of $398,391 of their $1,080,000 investment under the Funding Agreements, of which $94,306 was paid during the three-month period ended March 31, 2005.

         COAL CREEK PROSPECT

         During fiscal year 2004, we obtained an option to purchase an undivided 95% interest in approximately 2,500 net leasehold acres in five sections located in Hughes and Pittsburg Counties, State of Oklahoma (the "Coal Creek Prospect"). On March 12, 2004, we entered into a two-year lease for approximately 1,536 gross acres in the Coal Creek Prospect pursuant to which we have an undivided 95% working interest and a minimum 79% net revenue interest. On May 20, 2004, we entered into a two-year lease pursuant to which we acquired an additional 372 acres of the Coal Creek Prospect with a minimum 95 working interest and a 78% net revenue interest. On August 20, 2004, we entered into an additional two-year lease pursuant to which we acquired an additional 23 acres of the Coal Creek Prospect with a minimum 95% working interest and a 79% net revenue interest.

         As of the date of this Quarterly Report, the total acreage acquired in the Coal Creek Gas Prospect is approximately 1,932 gross leasehold acres. On March 31, 2005, we began drilling the first well on the Coal Creek Prospect, the Lex #1-34, of which we have a 50% working interest. The Lex #1-34 well has been completed and is currently in production. On April 15, 2005, we began drilling the second well on the Coal Creek Project, the Brumbaugh #1-10 well, of which we have a 22% working interest. The Brumbaugh #1-10 well has been completed and is currently in production. It is estimated that interests in 12-16 wells may be drilled on lease acreage owned by the Company that form part of the its Coal Creek Prospect.

         PANTHER CREEK PROSPECT

         During March 2004, we entered into a three-year lease for approximately 292 acres located in five separate sections in the Panther Creek coal bed methane gas prospect located in Hughes County, State of Oklahoma (the "Panther Creek Prospect"). We have a 100% working interest and an approximate 81% net revenue interest in the Panther Creek Prospect.

         A portion of the acreage in the Panther Creek Prospect is subject to three division pooling orders by Newfield Exploration Mid-Continent Inc., a subsidiary of Newfield Exploration Company ("Newfield"), for three wells to be drilled and operated by Newfield in which we have elected to participate. On January 25, 2005, we entered into the joint operating agreement with Newfield to participate in the proposed wells to be drilled (the "Joint Operating
Agreement").  Pursuant  to the  terms  and  provisions  of the  Joint  Operating
Agreement: (i) Newfield shall drill and operate the first well and explore other zones up to 8500 feet in depth; (ii) we have an approximate 25% working interest in the first completed well; (iii) we have an approximate 10.94% working interest in the second completed well; (iv) we have an approximate 4.06% working interest in the third completed well; and (v) Newfield has up to approximately the end of fiscal year 2005 to drill such wells and may or may not proceed with any individual well project at their discretion.

         On February 9, 2005, Newfield commenced drilling on the first well, the POE #1-29 and, as of March 21, 2005, the POE #1-29 well commenced production.

         SOUTH LAMAR PROSPECT

         On April 21, 2004, we entered into a two-year lease agreement to acquire a 100% working interest and a 78.5% net revenue interest in 960 gross undeveloped acres to develop coal bed methane gas wells in Hughes County, State of Oklahoma (the "South Lamar Prospect"). On July 26, 2004, we acquired a further 183.98 gross acres in the South Lamar Prospect pursuant to which we hold a 100% working interest and a 79% net revenue interest. The Company is preparing the drill site for the drilling of a first well on this site on this prospect, the Goodson #1-24 well. The planned "Goodson #1-23" CBM Hartschorne Coal targeted gas well is undergoing drilling site preparations, road work, and pipeline planning.

         MIDDLECREEK PROSPECT

         On May 24, 2004, we entered into an agreement to acquire an undivided 100% leasehold interest and a 70% net revenue interest in 320 gross leasehold acres located in two sections in the Middlecreek Prospect located in Hughes County, State of Oklahoma (the "Middlecreek Prospect"). Rights to drill all geological zones are included and primary gas targets include the Caney shale and Hartshorne coal zones with further possibilities in the Booch, Stuart and Savannah zones.

         H-9 PROSPECT

         On June 29, 2004, we entered into an option agreement to purchase a leasehold interest and a net revenue interest in approximately 4,600 net leasehold acres located in approximately 38 sections of the H-9 Prospect in Hughes and McIntosh counties, State of Oklahoma (the "H-9 Prospect"). On July 29, 2004, we entered into three to four year lease agreements to acquire an undivided 100% leasehold interest and a 79.25% net revenue interest in the 4,600 gross leasehold acres on the H-9 Prospect. On July 19, 2004, we entered into another three-year lease to acquire a 100% leasehold interest and a 78.3% net revenue interest in an additional 325 gross acres of gas target drillable acreage on the H-9 Prospect.

         WELLS DEVELOPED ON OIL AND GAS PROPERTIES

         As of the date of this Quarterly Report, the following table summarizes wells and working interests in wells under current development initiatives:


-------------------------------- ----------------------------- ---------------------------- -----------------------------
COMPANY LEASE/PROSPECT           WELL NAME                     INTEREST                     STATUS
-------------------------------- ----------------------------- ---------------------------- -----------------------------
Wagnon                           Kellster #1-5                 53.2% Back WI APO            Producing
-------------------------------- ----------------------------- ---------------------------- -----------------------------
Wagnon                           Kyndal #2-2                   53.2% Back WI APO            Producing
-------------------------------- ----------------------------- ---------------------------- -----------------------------
Wagnon                           Bryce #3-2                    53.2% Back WI APO            Producing
-------------------------------- ----------------------------- ---------------------------- -----------------------------
Wagnon                           Calleigh #4-2                 53.2% Back WI APO            Producing
-------------------------------- ----------------------------- ---------------------------- -----------------------------
Panther Creek                    POE #1-29                     25.7% WI                     Producing
-------------------------------- ----------------------------- ---------------------------- -----------------------------
Coal Creek                       LEX #1                        50.1% WI                     Producing
-------------------------------- ----------------------------- ---------------------------- -----------------------------
Coal Creek                       Brumbaugh #1-10               22.2% WI                     Producing
-------------------------------- ----------------------------- ---------------------------- -----------------------------
South Lamar                      Goodson #1-23                 87.5% WI                     Drilling site prepared
-------------------------------- ----------------------------- ---------------------------- -----------------------------

         To date, we have committed to interests in 8 gas wells. All wells drilled to date have reached the completion stage and have been productive with immediate gas sales to market. We estimate that we have additional available acreage suitable for the drilling of a further 70 to 100 coal bed methane gas wells.

RESULTS OF OPERATION

THREE-MONTH PERIOD ENDED MARCH 31, 2005 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2004

         Our net loss for the three-month period ended March 31, 2005 was approximately ($1,650,134) compared to ($3,103,729) during the three-month period ended March 31, 2004 (a decrease of $1,453,595). During the three-month period ended March 31, 2005, we generated $130,060 in gross revenue compared to $40,690 in gross revenue generated during the same period in 2004, resulting primarily from the sale of gas produced from coal bed methane gas wells on the Wagnon Property that started production in mid February 2004. The gross revenue of $130,060 generated during the three-month period ended March 31, 2005 was reduced by an aggregate of $112,972 ($54,907 in estimated depletion and $58,065 in operating costs and taxes, which resulted in operating income of $17,088. The gross revenue of $40,690 generated during the three-month period ended March 31, 2004 was reduced by an aggregate of $2,679 in estimated depletion, which resulted in operating income of $38,011. The increase in operating expenses during the three-month period ended March 31, 2005 from the three-month period ended March 31, 2004 was primarily the result of the increase in operating costs and estimated depletion resulting from the increased number of operating wells.

         During the three-month period ended March 31, 2005, we incurred other expenses in the aggregate amount of $1,667,222 compared to $3,141,740 incurred during the same period in 2004 (a decrease of $1,474,518), which consisted of:
(i) general and administrative expenses of $891,469 (2004: $138,126); (ii) consulting fees - stock based compensation relating to the fair value of stock options granted to consultants of $775,753 (2004: $2,989,221); and (iii) interest expense of $-0- (2004: $14,393). The decrease in other expenses incurred during the three-month period ended March 31, 2005 compared to the same period during 2004 resulted primarily from the decrease in fair value of stock options granted to consultants. General and administrative expenses increased during the three-month period ended March 31, 2005 compared to the same period during 2004 as a result of the increased drilling activity and overall business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

         Of the $1,667,222 incurred as other expenses during the three-month period ended March 31, 2005, an aggregate of $30,000 was incurred payable to International Market Trend AG ("IMT") for amounts due and owing for operational, administrative and financial services rendered for the three-month period ended March 31, 2005. On November 10, 2003, we entered into a consulting agreement with IMT (the "Consulting Agreement"), whereby IMT performs a wide range of management, administrative, financial, and business development services for us.

On February 1, 2005, we granted to IMT an aggregate of 500,000 stock options exercisable at $1.00 per share for a period of five years. On February 1, 2005, we also granted to IMT an aggregate of 100,000 stock options registered under an S-8 Registration Statement exercisable at $0.16667 per share for a period of five years.

         Of the $1,667,222 incurred as other expenses during the three-month period ended March 31, 2005, an aggregate of $58,500 to Douglas Humphreys pursuant to managerial services performed, and $81,354 was recorded as additional compensation expense to Mr. Humphreys relating to the estimated valuation of his 10% carried working interest in our wells developed as at March 31, 2005. On July 12, 2004, we entered into a consultation agreement (the "Humphreys Consultation Agreement") with Lexington Oil & Gas and Mr. Humphreys. Pursuant to the Humphreys Consultation Agreement, Mr. Humphreys assists in overseeing the drilling operations and the completion and management of our wells. Mr. Humphreys compensation pursuant to the terms and provisions of the Humphreys Consultation Agreement is: (i) $7,500 per month; (ii) the assignment of up to 10% carried working interest in every well drilled on all properties held by us, including the Wagnon Lease; (iii) the right to purchase up to an additional 5% working interest in all wells drilled by us on our properties provided that funds for this participation are paid prior to the commencement of drilling of said wells; and (iv) grant of 200,000 Stock Options to purchase shares of our common stock at an exercise price of $3.00 per share (which were granted July 2004). The Humphreys Consultation Agreement can be terminated at any time with ninety days written notice by either party.

         As discussed above, the decrease in net loss during the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004 is attributable primarily to the increase in oil and gas gross revenue and the decrease in consulting fees - stock based compensation. Our net loss during the three-month period ended March 31, 2005 was approximately ($1,650,134) or ($0.09) per share compared to a net loss of ($3,103,729) or ($0.23) during the three-month period ended March 31, 2004. The weighted average number of shares outstanding was 17,049,854 for the three-month period ended March 31, 2005 compared to 13,766,629 for the three-month period ended March 31, 2004 (which had been restated in accordance with the forward stock split of three-for-one shares of common stock effected January 26, 2004).

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

THREE-MONTH PERIOD ENDED MARCH 31, 2005

         As of the three-month period ended March 31, 2005, our current assets were $160,655 and our current liabilities were $2,022,336, which resulted in a working capital deficit of $1,861,681. As of the three-month period ended March 31, 2005, our total assets were $3,666,708 consisting of: (i) $63,007 in cash;
(ii) $97,648 in accounts receivable; (iii) $1,447,212 carrying value of proved oil and gas properties (net of depreciation); (iv) $2,056,010 in carrying value of unproved oil and gas properties; and (v) $2,831 in other property and equipment (net of accumulated depreciation). As of the three-month period ended March 31, 2005, our total liabilities were $2,400,945 consisting of: (i) $1,086,609 in current and non-current drilling obligations; and (ii) $1,314,336 in accounts payable and accrued liabilities.

         Stockholders' equity decreased from $1,685,514 for fiscal year ended December 31, 2004 to $1,265,763 for the three-month period ended March 31, 2005.

         We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2005, net cash flows used in operating activities was ($620,734) compared to net cash flows used in operating activities for the three-month period ended March 31, 2004 of ($99,584). Net cash flows used in operating activities for the three-month period ended March 31, 2005 consisted primarily of a net loss of ($1,650,134). Net cash flows used in operating activities was adjusted by $899,746 to reconcile net loss to net cash from operating activities primarily relating to the non-cash expense of the grant of stock options and non-cash compensation and oil and gas depletion.

         Net cash flows from investing activities was ($15,310) for the three-month period ended March 31, 2005 compared to net cash flows used in investing activities for the three-month period ended March 31, 2004 of ($385,300), which primarily pertained to the acquisition of the oil and gas properties.

         Net cash flows from financing activities was $372,758 for the three-month period ended March 31, 2005 compared to net cash flows from financing activities for the three-month period ended March 31, 2004 of $279,500. Net cash flows from financing activities for the three-month period ended March 31, 2005 consisted of $467,064 (2004: $-0-) in net proceeds on sale of stock, which was adjusted by ($94,306) in drilling advances, and $-0- in advances (2004: $279,500).

PLAN OF OPERATION

         During fiscal year 2004, we completed the sale of an aggregate of 1,351,953 Units at a purchase price of $1.47 per Unit for gross proceeds of approximately $1,987,371. Further, the holder of two of our outstanding promissory notes in the aggregate principal amount of $500,000 plus accrued interest of $12,637 exchanged the promissory notes and accrued interest for Units, resulting in the issuance of an additional 348,733 Units. Each Unit consists of one share of our common stock and one warrant to purchase a share of our common stock at an exercise price of $1.68. The 1,351,953 warrants from the offering (the "November Warrants") are exercisable for a term of 180 days after the Registration Statement filed by us for the resale of the common stock and the shares of common stock underlying the November Warrants (Registration Statement declared effective on January 21, 2005 creating an expiry term of July 23, 2005). As of the date of this Quarterly Report, an aggregate of 304,367 November Warrants were exercised this year for aggregate proceeds of $498,903, net of $12,434 in brokers' fees.

         Existing working capital, further advances and possible debt instruments, anticipated warrant exercises, further private placements, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) drilling initiatives; and (iii) property acquisitions. We intend to finance these expenses with further issuances of securities, debt and or advances, and revenues from operations. Thereafter, we expect we will need to raise additional capital and increase its revenues to meet long-term operating requirements.

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

MATERIAL COMMITMENTS

DRILLING OBLIGATIONS

         As of the date of this Quarterly Report, we have committed to drilling and operating four wells on the Wagnon Property and have elected to participate in the drilling of a well on the Panther Creek Prospect with Newfield. We have also drilled and are operating two further wells on our Coal Creek Prospect. Pertaining to the private drilling capital obtained for the drilling of the four wells on our Wagnon Property, as at March 31, 2005, we have received from the funding investors the total funding requirement of $1,080,000 for the drilling and completion of the Kellster #1-5, the Kyndal #2-2, and the Bryce #3-2 wells. As at March 31, 2005, we have received from the funding investors an additional $405,000 for the drilling and completion of the Caleigh #4-2 well. As at March 31, 2005, we have paid the funding investors approximately $398,391, of which $94,306 was paid during the three-month period ended March 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

         As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guaranteed contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM III. CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of our management, including Grant Atkins, our President and Chief Executive Officer, and Vaughn Barbon, our Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at March 31, 2005. Based on that evaluation, Messrs. Atkins and Barbon concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

         The Board of Directors has established an audit committee. The members of the audit committee are Mr. Steven Jewett, Mr. Doug Humphreys, and Mr. Norman MacKinnon. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in April 2004 and operates under a written charter adopted by our Board of Directors.

         The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the three-month period ended March 31, 2005. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

         Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2005 filed with the Securities and Exchange Commission.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

EXERCISE OF SHARE PURCHASE WARRANTS

         As of the date of this Quarterly Report, we have issued an aggregate of 304,367 shares of common stock to shareholders pursuant to the exercise of share purchase warrants this year. During fiscal year 2004, we completed the sale of an aggregate of 1,351,953 Units at a purchase price of $1.47 per Unit for gross proceeds of approximately $1,987,371. Further, the holder of two of our outstanding promissory notes in the aggregate principal amount of $500,000 plus accrued interest of $12,637 exchanged the promissory notes and accrued interest for Units, resulting in the issuance of an additional 348,733 Units. Each Unit consists of one share of our common stock and one warrant to purchase a share of our common stock at an exercise price of $1.68. The November Warrants are exercisable until July 23, 2005 (Registration Statement declared effective on January 21, 2005 creating an expiry term of July 23, 2005).

         As of the date of this Quarterly Report, an aggregate of 304,367 November Warrants were exercised for aggregate proceeds of $498,903, net of $12,434 in brokers' fees. The 304,367 shares of common stock were issued to the shareholders in reliance on the registration provisions of the Securities Act of 1933, as amended, in accordance with the terms of the Registration Statement.

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

         Reports on Form 8-K:

         Report on Form 8-K Item 5.01 filed on February 18, 2005.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LEXINGTON RESOURCES, INC.

Dated: May 13, 2005                          By: /s/ Grant Atkins
                                             ---------------------------
                                             Grant Atkins, President and
                                             Chief Executive Officer


Dated: May 13, 2005                          By: /s/ Vaughn Barbon
                                             ---------------------------
                                             Vaughn Barbon, Chief Financial
                                             Officer