Form 10KSB/A
period 2004-12-31
LEXINGTON RESOURCES INC
filed 2005-07-26
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                  Amendment #1


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows and the changes in stockholders' equity for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EXERCISE OF WARRANTS - Refer to Note 7.


NOTE 13: DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

All of the Company's Oil and Gas activities are conducted in the United States of America. No comparative numbers are presented for 2003 as the Company's only Oil and Gas activity during 2003 was the acquisition of an unproved property for $120,000.

                                                  Capitalized Costs Relating To
                                                Oil and Gas Producing Activities
                                                      At December 31, 2004

                                                                 Total
________________________________________________________________________________
Unproved oil and gas properties                               $ 1,419,447
________________________________________________________________________________
Proved oil and gas                                             $1,371,266
________________________________________________________________________________
Accumulated depreciation, depletion, and amortization
and valuation allowances                                      ($  161,328)

________________________________________________________________________________
Net capitalized costs                                          $2,629,385
________________________________________________________________________________

                             Costs Incurred In Oil and Gas Property Acquisition,
                                   Exploration, and Development Activities
                                    For the Year Ended December 31, 2004

                                                                 Total
________________________________________________________________________________
Acquisition Properties
________________________________________________________________________________
 - Proved                                                               -
________________________________________________________________________________
 - Unproved                                                   $ 1,419,447
________________________________________________________________________________
Exploration costs                                                       -
________________________________________________________________________________
Development costs                                             $ 1,251,266
________________________________________________________________________________

                                  Results of Operations for Producing Activities
                                       For The Year Ended December 31, 2004

                                                                 Total
________________________________________________________________________________
Revenues
________________________________________________________________________________
 Sales                                                        $   472,140
________________________________________________________________________________
 Transfers                                                              -
________________________________________________________________________________
     Totals                                                   $   472,140
________________________________________________________________________________
Production costs                                              $   (83,893)
________________________________________________________________________________
Depreciation, depletion, and amortization, and valuation
provisions                                                    $  (161,329)
________________________________________________________________________________
Income tax expense                                                      -
________________________________________________________________________________
Results of operations from producing activities (excluding
corporate overhead and interest costs)                        $   226,918
________________________________________________________________________________

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________

NOTE 13: DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONT'D)
________________________________________________________________________________


                                                Reserve Quantity Information
                                            For The Year Ended December 31, 2004

                                                                 Total
________________________________________________________________________________
                                                  Oil           Gas - mcf
________________________________________________________________________________
Proved developed and undeveloped reserves:
   Beginning of year                                     -              -
________________________________________________________________________________
Extensions and discoveries                               -      1,531,026
________________________________________________________________________________
Production                                               -       (180,123)
________________________________________________________________________________
Sales of minerals in place                               -              -
________________________________________________________________________________
End of year                                              -      1,350,903
________________________________________________________________________________
Proved developed reserves:
   Beginning of year                                     -              -
   End of year                                           -      1,176,008
________________________________________________________________________________
Oil and gas applicable to long-term supply
agreements with government or authorities in
which the enterprise acts as producer:
   Proved reserves - year end                            -      1,350,903
   Received during the year                              -              -
________________________________________________________________________________


                    Standardized Measure of Discounted Future Net Cash Flows and
                      Changes Therein Relating to Proved Oil and Gas Reserves
                                        At December 31, 2004

                                                                 Total
________________________________________________________________________________
Future cash inflows                                           $ 5,273,961
________________________________________________________________________________
Future production and development costs                       $(1,642,296)
________________________________________________________________________________
Future income tax expenses                                              -
________________________________________________________________________________
Future net cash flows 10% annual discount
For estimated timing of cash flows                            $(1,200,639)
________________________________________________________________________________
Standardized measure of discounted
future net cash flows                                         $ 2,431,026
________________________________________________________________________________
Sales and transfers of oil and gas produced, net
Of production costs                                           $   226,918
________________________________________________________________________________
Net changes in prices and production costs                              -
________________________________________________________________________________
Extensions, discoveries and improved recovery,
Less related costs                                                      -
________________________________________________________________________________
Development costs incurred during the period                  $ 1,360,296
________________________________________________________________________________


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


                                          LEXINGTON RESOURCES, INC.


Dated: July 25, 2005                      By: /s/ GRANT ATKINS
                                              __________________________________
                                                  Grant Atkins, President/Chief
                                                  Executive Officer



Dated: July 25, 2005                      By: /s/ VAUGHN BARBON
                                                  ______________________________
                                                  Vaughn Barbon, Treasurer/Chief
                                                  Financial Officer