Form 10QSB
period 2005-06-30
LEXINGTON RESOURCES INC
filed 2005-08-15
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

Class                                  Outstanding as of August 12, 2005
                                                 17,403,405

Common Stock, $.00025 par value

Transitional Small Business Disclosure Format (check one)

     Yes      No  X

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                          2

         INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                        3

         INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-----------------------------

                            LEXINGTON RESOURCES, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005
                                  (Unaudited)






                            LEXINGTON RESOURCES, INC.


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2005

                                   (unaudited)



















CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS




                            LEXINGTON RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                                 June 30,       December 31,
                                                                                                   2005             2004
--------------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                                (unaudited)

                                                            ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                                       $   24,920      $  326,293
   Accounts receivable                                                                                240,602         136,573
--------------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                                      265,522         462,866
--------------------------------------------------------------------------------------------- ---------------- ----------------

PROPERTY AND EQUIPMENT ( Note 4)
   Oil and gas properties full cost method of accounting
           Proved, net of accumulated depletion ($301,208)                                          2,986,515        1,209,938
           Unproved                                                                                   931,318        1,419,447
--------------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                                    3,917,833        2,629,385
   Other equipment, net of accumulated depreciation                                                     2,665            2,997
--------------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                                    3,920,498        2,632,382
--------------------------------------------------------------------------------------------- ---------------- ----------------

                                                                                                  $ 4,186,020      $ 3,095,248
============================================================================================= ================ ================


                                             LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                                        $  939,000      $  228,819
   Current portion of drilling obligations (Note 5)                                                   702,383         617,000
     Current portion of promissory notes (Notes 6 & 7 )                                               179,915               -
--------------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                                    1,821,298         845,819
PROMISSORY NOTES (Notes 6 & 7)                                                                        635,602                -
DRILLING OBLIGATIONS (Note 5)                                                                         307,447         563,915
--------------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                                    2,764,347       1,409,734
--------------------------------------------------------------------------------------------- ---------------- ----------------


CONTINGENCIES AND COMMITMENTS (Notes 1, 4 & 5)

STOCKHOLDERS' EQUITY (Note 7)
   Common stock $.00025 par value: 200,000,000 shares authorized
   Preferred stock, $.001 par value: 75,000,000 shares authorized
Issued and outstanding:
   17,403,405 common shares (December 31, 2004 - 16,999,038)                                            4,351           4,250
     Additional paid-in capital                                                                    10,510,501       8,947,604
   Common stock purchase warrants                                                                     298,228         301,815
    Deficit accumulated during the exploration stage                                              (9,391,407)      (7,568,155)
--------------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                                    1,421,673        1,685,514
--------------------------------------------------------------------------------------------- ---------------- ----------------

                                                                                                  $ 4,186,020      $ 3,095,248
============================================================================================= ================ ================

              The accompanying notes are an integral part of these
                   interim consolidated financial statements.



                            LEXINGTON RESOURCES, INC.

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)


                                                 Three months      Three months      Six months        Six months
                                               Ended June 30,     Ended June 30,   Ended June 30,    Ended June 30,
                                                    2005               2004             2005              2004
--------------------------------------------- ------------------ ----------------- ---------------- -----------------

OIL AND GAS REVENUE                                 $   263,204     $      53,517  $       393,263     $      94,207

--------------------------------------------- ------------------ ----------------- ---------------- -----------------

EXPENSES
     Depletion                                           84,972             3,879          139,880             6,558
     Operating costs and taxes                           63,396                 -          121,461                 -
--------------------------------------------- ------------------ ----------------- ---------------- -----------------
                                                        148,368             3,879          261,341             6,558
--------------------------------------------- ------------------ ----------------- ---------------- -----------------

GROSS PROFIT                                            114,836            49,638          131,922            87,649
--------------------------------------------- ------------------ ----------------- ---------------- -----------------

OTHER EXPENSES
   Consulting - stock based (Note 8)                          -                 -          775,753         2,989,221
   General and administrative                           283,469         1,233,552        1,170,671         1,361,701
   Interest expense                                       8,750             5,317            8,750            19,717
--------------------------------------------- ------------------ ----------------- ---------------- -----------------

                                                        292,219         1,238,869        1,955,174         4,370,639
--------------------------------------------- ------------------ ----------------- ---------------- -----------------

NET LOSS FOR THE PERIOD                                (177,383)     $ (1,189,231) $    (1,823,252)    $  (4,282,990)
============================================= ================== ================= ================ =================




BASIC NET LOSS PER SHARE                            $     (0.01)    $      (0.08)  $         (0.11)    $      ( 0.30)

============================================= ================== ================= ================ =================

WEIGHTED AVERAGE COMMON
      OF SHARES OUTSTANDING                          17,365,104       14,618,332        17,227,525        14,282,945
============================================= ================== ================= ================ =================


              The accompanying notes are an integral part of these
                   interim consolidated financial statements.



                            LEXINGTON RESOURCES, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                                  For the Six       For the six
                                                                                 month period      month period
                                                                               ended June 30,    ended June 30,
                                                                                         2005              2004
--------------------------------------------------------------------------- ------------------ -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                      $ ( 1,823,252)     $ (4,282,990)
  Adjustments to reconcile net loss to net cash from operating activities:
       Stock-based consulting fees                                                   775,753         2,989,221
           Non-cash compensation                                                     146,429             6,667
       Oil and gas depletion                                                         139,880             6,558
           Depreciation                                                                  332               166
  Changes in working capital assets and liabilities
       Prepaid expenses                                                                    -           (13,550)
       Accounts receivable                                                          (104,029)          (48,394)
       Accounts payable                                                              (79,429)           18,147
       Accrued interest payable                                                            -            19,710
       Accrued and unpaid fees payable                                                     -            60,000
--------------------------------------------------------------------------- ------------------ -----------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                         (944,316)       (1,244,465)
--------------------------------------------------------------------------- ------------------ -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                                    -            (3,495)
  Oil and gas properties                                                            (785,146)       (1,386,876)
--------------------------------------------------------------------------- ------------------ -----------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                         (785,146)      (1,390,371)
--------------------------------------------------------------------------- ------------------ -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Drilling obligation (repayments) advances                                       (171,086)          678,869
  Advances payable                                                                         -           (74,694)
    Promissory notes, net of repayments (Notes 6 and 7)                            1,086,545           500,000
  Net proceeds on sale of common stock                                               512,630         1,960,000
--------------------------------------------------------------------------- ------------------ -----------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                           1,428,089         3,064,175
--------------------------------------------------------------------------- ------------------ -----------------

INCREASE (DECREASE) IN CASH                                                         (301,373)          429,339

CASH, BEGINNING OF PERIOD                                                            326,293           351,420
--------------------------------------------------------------------------- ------------------ -----------------

CASH, END OF PERIOD                                                            $      24,920      $    780,759
=========================================================================== ================== =================


SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 11)


              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1:  NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

By Share Exchange Agreement dated November 19, 2003, Lexington Resources, Inc. (formerly Intergold Corporation) ("LRI" or "the Company"), a Nevada corporation, acquired 100% of the issued and outstanding shares of Lexington Oil & Gas Ltd. Co. LLC, (an exploration stage company) ("Lexington"), in exchange for 9,000,000 (3,000,000 pre January 26, 2004 3:1 forward split) restricted shares of common stock of the Company representing 85% of the total issued and outstanding shares of the Company at the time. In connection with this transaction, the Company changed its name to Lexington Resources, Inc. (Refer to Note 3.)

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

Lexington is an Oklahoma Limited Liability Corporation incorporated on September 29, 2003 formed for the purposes of the acquisition and development of oil and natural gas properties in the United States, concentrating on unconventional gas production initiatives that include coal bed methane gas acquisitions and developments in the Arkoma Basin in the State of Oklahoma as well as Barnett Shale targeted acquisitions and developments in the Dallas Fort Worth Basin in the State of Texas. As planned principal operations commenced in 2004, the Company is no longer considered to be an exploration stage company.

GOING CONCERN The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $1,555,776 at June 30, 2005, has incurred losses since inception of $9,391,407, and further losses are anticipated in the development of its oil and gas properties raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. The company currently has unfunded property acquisition obligations as disclosed in Note 4. The Company will continue to fund operations with advances and debt instruments, as well as further equity placements.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Forms 10-KSB and 10-KSB/A filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB and 10-KSB/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

(A)      PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Lexington. Lexington was acquired by reverse acquisition on November 19, 2003. All significant inter-company transactions and account balances have been eliminated upon consolidation.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

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

(C)      ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of June 30, 2005 management has determined that there are no material asset retirement obligations.

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

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

(F)      FINANCIAL INSTRUMENTS
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, drilling obligations and advances due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's current and planned operations are located in the States of Oklahoma and Texas, in the United States, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company's cash is held at a major U.S. based financial institution. The Company manages and controls market and credit risk through established formal internal control procedures, which are reviewed on an ongoing basis.

The Company sells its gas to only two customers as there is currently insufficient production for multiple purchasers. The Company manages and controls this situation by ensuring it only deals with gas purchasers that are reputable and are well established.

(G)      CONCENTRATION OF CREDIT RISK
Substantially all of the Company's sales are to two parties. Consequently the Company is exposed to a concentration of credit risk.

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

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

(I)      STOCK-BASED COMPENSATION - CONTINUED
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No.
96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - ACQUISITION OF LEXINGTON OIL & GAS LTD. CO. LLC ("LEXINGTON") - (CONTINUED)
--------------------------------------------------------------------------------

This acquisition has been accounted for as a recapitalization using accounting principles applicable to reverse acquisitions with Lexington being treated as the accounting parent (acquirer) and Lexington Resources, Inc. being treated as the accounting subsidiary (acquiree). The value assigned to the capital stock of consolidated Lexington Resources, Inc. on acquisition of Lexington is equal to the book value of the capital stock of Lexington plus the book value of the net assets (liabilities) of Lexington Resources, Inc. as at the date of the acquisition.

The  book  value  of  Lexington's   capital  stock  subsequent  to  the  reverse
acquisition is calculated and allocated as follows:

         Lexington capital stock                                      $     300
         Lexington Resources, Inc. net assets (liabilities)          (1,430,969)
                                                                  --------------
                                                                     (1,430,669)
         Charge to deficit on reverse acquisition                     1,433,317
                                                                  --------------
         Consolidated stock accounts post reverse acquisition        $    2,648
                                                                  ==============

These consolidated financial statements include the results of operations of subsidiary Lexington since September 29, 2003 (inception) and the results of operations of parent Lexington Resources, Inc. since the date of the reverse acquisition effective November 19, 2003. The Company's consolidated results of operations for the period from January 1, 2003 to September 30, 2003 have been reported in the Company's September 30, 2003 filing on Form 10-QSB.

In  order  to  reflect  the  revised   operating   arrangement   resulting  from
modifications to the original terms of the Share Exchange Agreement, the Humphreys Purchase and Sale Agreement and the Paluca Agreement both outlined in the following sections were simultaneously executed.

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

MANAGEMENT COMPENSATION AGREEMENT
The Company and Lexington have negotiated a new compensation agreement ("New Agreement") with Humphreys for his assistance in overseeing the drilling operations and the completion, management of wells, and for his increasing role in development of the Company on a performance basis. Under the covenants provided under the New Agreement and within its effective term, Humphreys, or his designate: (1) will receive compensation of $7,500 per month, effective April 1, 2004; (2) will be assigned up to a 10% carried working interest of Lexington's total interest in every well drilled by the Company on all properties held by the Company, including the Wagnon property, (3) will have the right to purchase up to an additional 5% working interest of Lexington's total interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells; and (4) will receive a further 200,000 options in the Company to be granted at $3.00 per share exercisable for a five year term. These options were granted in July 2004. (Refer to Note 8.)

During the period ended June 30, 2005 the Company recorded additional compensation expense to Humphreys of $146,429 (June, 2004 - $NIL) being the estimated value of his 10% carried interest in the Company's wells that were successfully developed in the period ended June 30, 2005. (Refer to Note 4.)

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - ACQUISITION OF LEXINGTON OIL & GAS LTD. CO. LLC ("LEXINGTON") - (CONTINUED)
--------------------------------------------------------------------------------

Humphreys is a director of the Company and is the Drilling Operations Manager of Lexington, and also a director, General Manager, and 25% shareholder in Oak
Hills Drilling and Operating, LLC ("Oak Hills"), an oil and gas drilling and well operating company based in Holdenville, Oklahoma that acts as designated "operator" to Lexington since January 1, 2005. Humphreys is in charge of oil and gas operations for Lexington in the United States. (Refer to Note 9.) The previous operator in charge of drilling and operating of wells for Lexington was Oakhills Energy, Inc.

Paluca Petroleum Inc. is a private Oklahoma based oil and gas services company owned by Humphreys and his immediate family. Some of the services provided by Humphreys to the Company are provided through this business entity. Mr. Humphreys is also the President of Paluca.

NOTE 4 - PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment include the following:

                                                 JUNE 30,         DECEMBER 31,
                                                   2005               2004
                                               ---------------- ----------------
OIL AND GAS PROPERTIES:
Proved, subject to depletion                     $3,287,723        $1,371,266

Unproved, not subject to depletion                  931,318         1,419,447

Accumulated depletion                              (301,208)         (161,328)

                                               ---------------- ----------------
Net oil and gas properties                        3,917,833         2,629,385
                                               ---------------- ----------------

Other equipment                                       3,495             3,495

Accumulated depreciation                               (830)             (498)

                                               ---------------- ----------------
Net other property and equipment                      2,665             2,997

                                               ---------------- ----------------
Property and equipment, net of accumulated
  depreciation  and depletion                     3,920,498         2,632,382
                                               ================ ================


The Company's oil and gas activities are currently conducted in the United States. During the current period the Company incurred development costs of $1,574,757 on its properties inclusive of carrying costs to Humphreys of $146,429.

WAGNON LEASE
By agreement dated October 9, 2003, Lexington acquired an interest in a section of farm-out acreage with the intention to develop coal bed methane gas producing wells in Pittsburg County, Oklahoma. Lexington holds an 80% working interest and a 60.56% net revenue interest in approximately 590 gross acreage of a potential gas producing property located in Pittsburg County, Oklahoma (the "Wagnon Property"). The Company's interest relating to the Wagnon Property is subject to farm-out agreements equating to a total 20% working interest between Paluca, Oakhills Energy, Inc. and the lessee of the Wagnon Property. Drilling targets are Hartshorne Coal bed methane gas zones.

A director and an officer of the Company were minority owners in Oakhills Energy, Inc. in 2003. Their interest in Oakhills Energy, Inc. was purchased by the majority shareholder on January 26, 2004.

During the year ended December 31, 2004, three horizontal gas wells (the Kellster 1-5, Kyndal 2-2 and Bryce 3-2) have been put into production.

On March 15, 2005 the Company began drilling a fourth horizontal gas well on the Wagnon Property (Caleigh 4-2). The well began producing on April 2, 2005. During the period ended June 30, 2005 the Company has incurred $528,110 on drilling expenditures relating to four total producing gas wells on the Wagnon lease. (Refer to Note 5.)

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT - (CONTINUED)
--------------------------------------------------------------------------------

COAL CREEK PROSPECT
In March 2004 the Lexington obtained an option to purchase an undivided 95% interest in approximately 2,500 net leasehold acres in 5 sections of the Coal Creek Prospect located in Hughes and Pittsburg Counties, in the State of Oklahoma. During the year ended December 31, 2004 the Company acquired 1,932 net leasehold acres under the option. Lexington does not expect to acquire any additional acreage under this option. Under the terms of the purchase of these leases, Lexington has an undivided 95% - 100% working interest in the subject lands and a minimum 79% net revenue interest. The terms of the leases are for two years. Drilling targets are Hartshorne Coal bed methane gas zones.

On March 31, 2005 Lexington began drilling its first horizontal coal bed methane gas well on the Coal Creek Prospect (Lex 1-34). The well began production in April 2005. Lexington has approximately a 50% working interest in the well and has accrued $317,071 in costs associated with the well for the period.

On April 14, 2005 Lexington began drilling its second horizontal coal bed methane gas well on its Coal Creek Prospect (Braumbaugh 1-10). Lexington has approximately a 22% working interest in the well and has accrued $142,471 in costs associated with the well for the period. The well began production in May 2005.

On May 31, 2005 Lexington began drilling its third horizontal coal bed methane gas well on its Coal Creek Prospect (Ellis 1-15). Lexington has approximately an 88% working interest in the well and has incurred $593,588 in costs associated with the well for the period. The well is currently in drilling and development stages.

In June 2005 the Company received loans totaling $1,100,000 which have been secured against the Coal Creek property. (Refer to Note 6.)

PANTHER CREEK PROSPECT
In March 2004 Lexington purchased a 3 year lease of approximately 300 acres located in five separate sections to develop the Panther Creek Project in Hughes County, Oklahoma. Lexington has an undivided 100% working interest in subject lands and an approximate 81% net revenue interest. Part of the acreage in this lease has been subject to three division pooling orders by Newfield Exploration Mid-Continent, Inc. ("Newfield"), for three wells to be drilled and operated by Newfield in which Lexington has elected to participate. Lexington's working interests in the three wells to be drilled are proportionate to Lexington's Panther Creek lease ownership in areas pooled by Newfield. Lexington working interests in the three wells are estimated to be as follows; 25.78% (contingent liability of $419,801 for a completed well based on Newfield Authority For Expenditure "AFE), 10.94% (contingent liability of $159,655 for a completed well based on Newfield AFE if drilled), and 4.06% (contingent liability of $58,521 for a completed well based on Newfield AFE if drilled). Newfield has up to approximately the end of 2005 to drill the remaining two wells and may or may not proceed with any individual well project at their election. Contingent liability exists to Lexington for any well drilled by Newfield that Lexington has elected to participate.

Newfield has proceeded with the drilling and completion of one of the wells in which Lexington has leased acreage. The first of the three vertical wells targeting a Woodford Shale gas zone, the POE 1-29, commenced drilling on February 9, 2005 and began producing on March 21, 2005. Lexington has incurred $453,059 for drilling and completion costs relating to the POE 1-29 as of June 30, 2005.

SOUTH LAMAR PROSPECT
By agreement dated April 21, 2004, Lexington acquired a 100% working interest, 78.5% net revenue interest, in three sections (960 acres) of farm-out acreage in Hughes County, Oklahoma (the "South Lamar Prospect") with the intention to develop coal bed methane gas producing wells and Caney Shale wells. The term of the lease is two years. On July 26, 2004, Lexington acquired a further 183.98 acres in the South Lamar prospect and a 100% working interest and a 79% net revenue interest in the additional acreage. The term of the lease is two years. Lexington has begun site preparation on the first well (Goodson 1-23) to be drilled on the property.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT - (CONTINUED)
--------------------------------------------------------------------------------

H-9 PROSPECT
By agreement dated June 29, 2004, Lexington has obtained an option to purchase an undivided 100% leasehold interest, 79.25% net revenue interest, in approximately 4,600 net leasehold acres in approximately 38 sections of the H-9 Prospect located in Hughes and McIntosh Counties, in the State of Oklahoma. Lexington concluded the purchase of the property on July 29, 2004. The terms of leases acquired within the prospect are between three and four years.

On July 19, 2004 Lexington acquired an additional 325 acres of gas target drillable acreage in the northeast portion of Hughes County, Oklahoma in the vicinity of the approximate 4,600 acres of farm out leases under acquisition (H-9) Prospect. Drilling targets that are included in the lease include Hartshorne and Booch Coal gas zones with a 100% Working Interest and a 78.3% Net Revenue Interest. The acquired lease is held by production. The term of the lease is three years.
--------------------------------------------------------------------------------

MIDDLE CREEK PROSPECT
By agreement dated October 28, 2004, Lexington has purchased an undivided 100% leasehold interest, 70% net revenue interest, in 320 net leasehold acres in two sections of the Middle Creek Prospect located in Hughes County, in the State of Oklahoma. Drilling targets are the Caney Shale and Hartshorne coal bed methane zones. The leasehold interest acquired is held by production.

BARNETT PATHWAY PROSPECT On June 2, 2005 (amended on July 14, 2005) the Company entered into an agreement whereby it has the option to purchase up to a 100 % working interest in net revenue interests ranging between 70% and 75% in up to 3,687 acres of Barnett Shale gas targeted properties located in Jack and Palo Pinto Counties in the State of Texas for between $450 and $500 per acre together with a 30 month best efforts drilling commitment. On June 8, 2004 the Company provided the seller a $100,000 non-refundable deposit. The closing date of this acquisition is expected to be on or before August 19, 2005 subject to the seller delivering good and marketable title to the leases as approved by the Company.

NOTE 5:  DRILLING OBLIGATIONS
--------------------------------------------------------------------------------

During the period ended December 31, 2003 Lexington, the Company, and Oakhills Energy, Inc. entered into drilling agreements with private investors (the "Funding Investors") for the funding for the first three wells, the Kellster 1-5, the Kyndal 2-2 and the Bryce 3-2, located on the Wagnon Lease. The Funding Investors subsequently each provided one-third of the Authorization For
Expenditure ("AFE") capital estimated at $360,000 for the drilling and completion of each of the first three wells. As of June 30, 2005 a total of four such drilling agreements with private investors had been entered into between Funding Investors, the Company, and Lexington. The Company had received the total required funding of $1,485,000 ( 2004 - $720,000) for the drilling and completion of the four horizontal coal bed methane Wagnon Lease wells and has successfully drilled and completed the Kellster 1-5, the Kyndal 2-2, the Bryce 3-2 and the Caleigh 4-2 wells. The terms of the drilling agreements of all wells on the Wagnon Lease are the same for each well on the property. The Caleigh 4-2 began production on April 2, 2005.

Wells to be drilled on the Wagnon Lease property carry royalty interests totaling 25% to land owners and property interest holders and carried working interests of 5% to a land owner, and 10% to a company related to a director of the Company, Paluca Petroleum, Inc. (see Note 3 - Management Compensation Agreement). Paluca Petroleum, Inc. also owns a non-carried working interest of 5% as part of capital participation funding provided by Paluca.

The Funding Investors are provided an 80% working interest, 60.56% net revenue interest, in the wells until their invested capital for each well is repaid, after which time the Funding Investors revert to an aggregate 20.1% working interest, 15.075% net revenue interest, in the wells located on the Wagnon Lease. Oakhills Energy, Inc., the previous operator responsible for drilling the wells, will "back-in" to a reversionary 6.7% working interest after invested capital is repaid to the Funding Investors in the wells located on the Wagnon Lease and Lexington will back-in to a reversionary 53.2% working interest. The Company's repayment obligation to the Funding Investors is limited to the production revenues generated from wells located on the Wagnon Lease.
Accordingly, if any of the subject wells on the Wagnon Lease become unsuccessful, the drilling advances will be written off when such determination is made.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5:  DRILLING OBLIGATIONS (CONTINUED)
--------------------------------------------------------------------------------

As of June 30, 2005, the Funding Investors have been repaid $475,171 of their $1,485,000 investment in the Kellster 1-5, Kyndal 2-2, Bryce 3-2 and Caleigh 4-2 wells drilled from February, 2004 to April, 2005. The amount paid in the six month period ended June 30, 2005 was $171,086 (June 30, 2004 - $52,211).

NOTE 6:  PROMISSORY NOTES
--------------------------------------------------------------------------------

In June 2005 the Company obtained loans by way of promissory notes from two shareholders of the Company totaling $1,100,000 ($600,000 and $500,000). The terms of the loans are 5 years from the dates of issue with an interest rate of 10%. Payments of blended principal and interest are payable monthly over a 60 month amortization. In conjunction with the promissory note advances, 220,000 warrants, valued at $271,028 (refer to Note 7), were issued exercisable at $3.00 per share with exercise terms until May 31, 2010. The promissory notes may be repaid at anytime without penalty, and such notes are secured against the Company's Coal Creek oil and gas property leases. As of June 30, 2005 the total loan amount outstanding was $1,086,545 which has been recorded net of the $271,028 fair value of the warrants. The fair value of the warrants will be expensed over the term of the loans and accreted to the principal of the debt.

PRINCIPAL REPAYMENT
The aggregate amount of principal payments required in each of the next five years to meet debt retirement provisions is as follows:



                          2006               $   179,915
                          2007                   198,754
                          2008                   219,566
                          2009                   242,558
                          2010                   245,752
                                         -----------------
                                             $ 1,086,545
                                         =================

NOTE 7:  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

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

STOCK OPTION EXERCISE - 2004
On January 22, 2004 the Company issued 1,200,000 post forward split shares of its common stock, upon the exercise of 1,200,000 post forward share split stock options at $0.167 per post forward share split share for proceeds of $200,000, which was paid by way of offset of $200,000 originally advanced to the Company by ICI which was assigned by Investor Communications International, Inc. ("ICI") to International Market Trend, Inc. ("IMT") designated option holders as described in Note 8.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7:  STOCKHOLDERS' EQUITY - (CONTINUED)
--------------------------------------------------------------------------------

On May 18, 2004 the Company issued 495,000 shares of its common stock, upon the exercise of 495,000 stock options at $1.00 per share for proceeds of $495,000, which was paid by way of offset of $495,000 originally advanced to the Company by ICI, which was assigned to an IMT designated option holder, as described in
Note 8.

STOCK OPTION EXERCISE - 2004 - CONTINUED
--------------------------------------------------------------------------------
On June 25, 2004 the Company issued 320,000 shares of its common stock, upon the exercise of 320,000 stock options at $3.00 per share for cash proceeds of $960,000.

STOCK OPTION EXERCISE - 2005
On May 23, 2005 the Company issued 100,000 shares of its common stock, upon the exercise of 100,000 stock options at $0.167 per share for cash proceeds of $16,667.

PRIVATE PLACEMENTS
On September 9, 2004 the Company approved a financing of up to 4,150,000 units of restricted common shares at a price of $1.47 per share plus a full share purchase warrant exercisable at a price of $1.68 per share for each share purchased (the "September Unit(s)"). The unexercised warrants expired on July 23, 2005, such date being six months from the effective date of registration of the stock and warrants issued under the offering. Brokers' fees payable on the September Units were: cash of 8% of gross proceeds, brokers' warrants equal to 4% of the gross proceeds (to be issued under the same terms as the warrants issued under the offering), and a warrant exercise fee equal to 5% of proceeds received as a result of the future exercise of the warrants by the investors. On November 1, 2004 the Company completed the sale of an aggregate of 1,700,686 Units. The Company filed a registration statement (form SB-2) with the Securities and Exchange Commission ("SEC") on December 15, 2004, covering the resale of shares of common stock sold in the private placement or issuable upon exercise of the warrants. Under the terms of the financing, the registration statement is to become effective within 120 days after the filing date; the registration statement went effective on January 24, 2005 in less than 42 days from the filing date.

As of December 31, 2004, 1,700,686 September Units had been sold for proceeds of $2,319,264, net of an $180,746 agent fee which was charged to additional paid in capital. Of the 1,700,686 units sold 376,318 were non-brokered and 1,324,368 were brokered. The fair value of the warrants was estimated to be $0.147 each and $250,001 has been recorded as a separate component of stockholders' equity. The fair value of the 46,353 broker warrants issued to date has been estimated to be $0.147 per warrant and as a result, $6,814 has been recorded as a separate component of stockholders' equity. The non-brokered units in the amount of 376,318 were issued upon: (1) settlement of a $500,000 convertible promissory note and accrued interest of approximately $12,637 for 348,733 units; and (2) pursuant to a non-brokered placee that paid $40,550 for 27,585 units. The Company does not intend to sell any further securities under this offering.

SHARE PURCHASE WARRANTS
Share purchase warrants outstanding at June 30, 2005 are:


                                                              Weighted average
   Range of exercise      Weighted                         remaining contractual
        prices         average price   Number of shares       life (in years)
--------------------------------------------------------------------------------

     $1.68 - $5.00         $2.19          1,862,672               .94
================================================================================

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
--------------------------------------------------------------------------------


NOTE 7:  STOCKHOLDERS' EQUITY - (CONTINUED)
--------------------------------------------------------------------------------

A summary of the Company's stock purchase warrants as of June 30, 2005, and changes during the period ended is presented below:


                                         --------------------- ----------------------- -----------------------
                                                                  Weighted average        Weighted average
                                          Number of Warrants       exercise price      remaining contractual
                                                                     per share            life (in years)
                                         --------------------- ----------------------- -----------------------
                                                                         $
Outstanding at December 31, 2003                           -
Granted May 3, 2004                                  200,000
Granted September 30, 2004                         1,018,680
Granted November 1, 2004                             728,359
                                         --------------------- ----------------------- -----------------------
Balance at December 31, 2004                       1,947,039            2.02                    .60
Exercised March 31, 2005                            (278,014)
Exercised April 1, 2005                              (26,353)
Granted May 31, 2005                                 220,000
                                         --------------------- ----------------------- -----------------------

Balance at June 30, 2005                           1,862,672            2.19                    .94
                                         ===================== ======================= =======================


On May 31, 2005 the Company issued 220,000 warrants at $3.00 per unit in conjunction with the issuing of promissory notes totaling $1,100,000 to two shareholders ($500,000 and $600,000) to the Company (see Note 6). The term of these warrants are five years. The fair value of these warrants at the date of grant of $271,028 was estimated using the Black-Scholes warrant pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0% and an expected volatility of 159.69% and has been recorded as an increase in equity and a reduction of the debt (refer to Note 9, Related Parties).

In the period ended June 30, 2005, 304,367 share purchase warrants were exercised at $1.68 per purchase warrant providing $495,964 in proceeds to the Company, net of brokers' fees of $15,373.

NOTE 8:  STOCK OPTION PLAN
--------------------------------------------------------------------------------

As of June 30, 2005, 4,700,000 options under the Company's current SOP have been granted and 3,765,000 have been exercised.

A summary of the Company's stock options as of June 30, 2005, and changes during the period ended is presented below:


                                         --------------------- ----------------------- -----------------------
                                                                  Weighted average        Weighted average
                                                Number of          exercise price      remaining contractual
                                               options               per share            life (in years)
                                         --------------------- ----------------------- -----------------------
                                                                         $
Outstanding at December 31, 2003                   1,350,000            0.50                   3.392
Exercised January 22, 2004                        (1,200,000)
Granted February 2, 2004                           1,000,000
Exercised May 18, 2004                              (495,000)
Exercised June, 2004                                (320,000)
Granted July 26, 2004                                200,000
                                         --------------------- ----------------------- -----------------------
Exercisable at December 31, 2004                     535,000           1.64                    4.26
Cancellation, February 1, 2005                      (100,000)
Granted February 1, 2005                             600,000
Exercised May 11, 2005                              (100,000)
                                         --------------------- ----------------------- -----------------------

Exercisable at June 30, 2005                         935,000            1.77                    3.17
                                         ===================== ======================= =======================

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8:  STOCK OPTION PLAN (CONTINUED)
--------------------------------------------------------------------------------

In January 2004, 1,200,000 stock options (400,000 pre-forward split shares) were exercised at $0.167 per share ($0.50 per pre-forward split share) for proceeds of $200,000 which was paid by way of offset of $200,000 originally advanced to the Company by ICI which was assigned by ICI to IMT designated option holders.

On February 2, 2004, an additional 1,000,000 share options were granted to consultants and three directors, 500,000 exercisable at $1.00 and 500,000 exercisable at $3.00. The term of these options is five years. The fair value of these options at the date of grant of $2,989,221 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 251% and has been recorded as a consulting expense in the period. Of these options, 100,000 of the $3.00 options were granted to an officer/director of the Company and 10,000 of the $1.00 options were granted to two directors.

In April 2004 the Company registered 500,000 common stock options exercisable at $1.00 per share under an S-8 Registration Statement. On May 18, 2004, 495,000 of these stock options were exercised at $1.00 per share for proceeds of $495,000 which was paid by way of offset of $495,000 originally advanced to the Company by ICI which was assigned to a designated option holder.

In June 2004 the Company registered 400,000 common stock options exercisable at $3.00 per share under an S-8 Registration Statement. And, in June 2004, 320,000 of these stock options were exercised at $3.00 per share for cash proceeds of $960,000.

By Directors' Resolution dated July 2, 2004, the Company increased the authorized number of options under its Stock Option Plan ("SOP") from 4,000,000 to 5,000,000.

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

On May 23, 2005, 100,000 S-8 registered share options were exercised at $0.16667 per share for cash proceeds of $16,667.

NOTE 9:  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005
The Company previously entered into a contract with IMT, a private company to whom certain of the Company's directors and officers provide consulting services relating to oil and gas industry and market development services. The Company incurred $60,000 in fees to IMT for the period ended June 30, 2005 (2004 - $NIL).

 On February 1, 2005 IMT was granted 600,000 stock options (refer to Note 8).

On November 9, 2004, the Company reached an agreement with Oak Hills, to drill a ten well program. Humphreys is a director of the Company and is the Drilling Operations Manager of Lexington, and also the General Manager, director, and 25% shareholder of Oakhills, an oil and gas drilling and well operating company based in Holdenville, Oklahoma that acts as "operator" to Lexington. Mr. Humphreys is in charge of oil and gas operations for Lexington in the United States.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9:  RELATED PARTY TRANSACTIONS - (CONTINUED)
--------------------------------------------------------------------------------

Humphreys has been assigned a 10% carried Working Interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon Lease. The estimated value of the 10% carried Working Interest of $146,429 has been recorded as additional compensation expense during the period ended June 30, 2005. Humphreys also has the right to purchase an additional 5% working interest in each well to be located on the Wagnon Lease and has elected to do so for the first four wells drilled on this lease. The original 5% cost to participate in the wells by Humphreys was $60,000. As of June 30, 2005 the Company was still owed $15,000 (December 31, 2004 - $22,500) and has recorded the amount as a receivable from Humphreys as full payment for an additional 5% working interest in each of the Kellster 1-5, the Kyndal 2-2, and the Bryce 3-2. Refer to Notes 3, 5, and 8.

During the period ended June 30, 2005 the Company incurred $102,500 to its officers for management fees (June 30, 2004 - $103,800).

On January 1, 2005, the Company appointed Oak Hills as its elected operator for wells on its Wagnon Lease, and for further drilling to be conducted by Lexington. Oak Hills Drilling and Operating, LLC replaces Oakhills Energy, Inc. as its designated operator.

Refer to Note 3.

NOTE 10: INCOME TAXES
--------------------------------------------------------------------------------

The Company has adopted FASB No. 109 for reporting purposes. As of June 30, 2005, the Company had net operating loss carry forwards of approximately $4,200,000 that may be available to reduce future years' taxable income and will expire between the years 2006 - 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

NOTE 11: SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
--------------------------------------------------------------------------------


                                   Period ended June 30, 2005     Period ended June 30, 2004
 --------------------------------- ---------------------------- --------------------------------
 Cash paid during the year for:
          Interest                 $                8,750                     $ -
          Income taxes             $                 -                        $ -
 --------------------------------- ---------------------------- --------------------------------


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

         We have also successfully drilled, completed, and are producing from two further CBM gas wells located on our Coal Creek Project with working interests of 50% and 22%, respectively. In addition, we have a 25% working interest in a third gas well drilled, completed, and producing by Newfield Exploration Mid-Continent, Inc. on our Panther Creek prospect. In total, we have interests in six coal bed methane gas wells and one Woodford Shale gas well, and estimated acreage suitable for the drilling of an estimated further seventy to one hundred gas wells primarily targeting coal bed methane gas wells.

         We have also consummated the acquisition of certain additional coal bed methane gas prospects in the Arkoma Basin in the State of Oklahoma, including 1,932 gross leasehold acres in the Coal Creek Prospect, 292 gross acres in the Panther Creek Prospect, 320 gross acres in the Middlecreek Prospect, 1,144 gross acres in the South Lamar Prospect, and 4,925 gross acres in the H-9 Prospect. In addition, we have committed to purchase up to a 100% working interest in up to 3,687 gross acres of Barnett Shale targeted gas leases in the Dallas Fort Worth Basin in the State of Texas. We currently have an aggregate of approximately 590 gross developed and 12,300 gross undeveloped acres pursuant to leases and/or concessions as more fully described below. It is anticipated that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional tracts of prime gas and oil producing domains, and to implement additional drilling and production development initiatives through the drilling of new wells to develop reserves and to provide revenues. We plan to continue building and increasing a strategic base of proven reserves and production opportunities within Oklahoma's Arkoma Basin, and development initiatives in the State of Texas.

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

         As of June 30, 2005, we have drilled, completed and put four wells into production on this prospect, the Kellster #1-5, the Kyndal #2-2, the Bryce #3-2, and the Caleigh #4-2. On April 2, 2005, the Caleigh #4-2 coal bed methane gas well commenced production. It is estimated that up to a total of five wells may drilled on this the Wagnon Property.

         We previously entered into funding agreements for the Kellster #1-5, Kyndal #2-2, Bryce #3-2, and Caleigh #4-2 wells (collectively, the "Funding Agreements"). Pursuant to the Funding Agreements, private investors were provided with an 80% working interest and a 60.56% net revenue interest in the wells until their respective invested capital in each well is repaid, after which time the private investors will revert to an aggregate 20.1% working interest and a 15.075% net revenue interest. Oak Hills Energy, the original driller and operator of the wells, will "back-in" to a reversionary 6.7% working interest after invested capital is repaid to the private investors and we will "back-in" to a reversionary 53.2% working interest. Pursuant to the further terms and provisions of the Funding Agreements, all wells to be drilled on the Wagnon property carry royalty interests totaling 25% to landowners and property interest holders and carried working interests of 5% to a landowner, as well as a 10% carried working interest to Paluca. Paluca also owns a non-carried working interest of 5% as part of capital participation funding provided by Paluca. As of June 30, 2005, we have received the total required funding of $1,485,000 under the Funding Agreements for drilling and completion of the four horizontal coal bed methane gas wells on the Wagnon Property. As of June 30, 2005, private investors have been repaid an aggregate of $475,171 of their $1,485,000 investment under the Funding Agreements, of which $171,086 was paid during the six-month period ended June 30, 2005.

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

         On March 31, 2005, we began drilling the first well on the Coal Creek Prospect, the Lex #1-34, of which we have a 50% working interest. The Lex #1-34 well has been completed and is currently in production. On April 15, 2005, we began drilling a second well on the Coal Creek Project, the Brumbaugh #1-10 well, of which we have a 22% working interest. The Brumbaugh #1-10 well has been completed and began production in May 2005. It is estimated that interests in twelve to sixteen wells may be drilled on lease acreage owned by us that forms part of the Coal Creek Prospect.

         On May 31, 2005, we began drilling a third CBM well on our Coal Creek Prospect, the Ellis #1-15, of which we have an 88.5 % working interest. Drilling on this well has encountered a shallow "Bartlesville Sand" gas zone that produced a significant gas flair upon testing of the zone. The zone was logged, underwent economic and geological study to assess commercial potential of the new, non-CBM gas zone, and we attempted completion in the Barlesville Sand zone without success due to intrusion of water from a salt water disposal well. As a result, procedures are under evaluation for the completion of the well in the originally targeted, Hartshorne CBM gas zone that is unaffected by the intrusion of water.

         PANTHER CREEK PROSPECT

         During March 2004, we entered into a three-year lease for approximately 292 acres located in five separate sections in the Panther Creek coal bed methane gas prospect located in Hughes County, State of Oklahoma (the "Panther Creek Prospect"). We have a 100% working interest and an approximate 81% net revenue interest in the Panther Creek Prospect acreage acquired.

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

         On February 9, 2005, Newfield commenced drilling on the first well, the POE #1-29 and, as of March 21, 2005, the POE #1-29 gas well commenced production from a Woodford Shale gas zone.

         SOUTH LAMAR PROSPECT

         On April 21, 2004, we entered into a two-year lease agreement to acquire a 100% working interest and a 78.5% net revenue interest in 960 gross undeveloped acres to develop coal bed methane gas wells in Hughes County, State of Oklahoma (the "South Lamar Prospect"). On July 26, 2004, we acquired a further 183.98 gross acres in the South Lamar Prospect pursuant to which we hold a 100% working interest and a 79% net revenue interest. As of the date of this Quarterly Report, we are preparing the drill site for the drilling of a first well on this site on this prospect, the Goodson #1-24 well. The planned "Goodson #1-23" CBM Hartshorne Coal targeted gas well has undergone drilling site preparations, road work, and pipeline planning phases of development.

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

         BARNETT SHALE PROJECT

         On June 2, 2005, as amended July 14, 2005, we entered into a definitive agreement with a Texas-based limited partnership (the "Barnett Agreement"), regarding a gas well horizontal drilling venture in the Jack, Wise, and Palo Pinto Counties in the State of Texas (the "Barnett Shale Project"). Pursuant to the terms and provisions of the Barnett Agreement: (i) we will be able to acquire 75% to 100% working interests in delivered net revenue interests of 70% and 75%, respectively, in up to 3,687 net leasehold acres in the Barnett Shale Project for between $450 and $500 per acre; (ii) we paid a non-refundable deposit of $100,000 which deposit shall be credited against the total purchase price to be paid by us for the working interests; (iii) the closing date of this acquisition is expected to be on or before August 19, 2005 subject to the seller delivering good and marketable title to the leases as approved by the Company;
(iv) in the event we purchase the maximum 100% working interest, we will receive a 70% net revenue interest on the leases without carried interest to the Texas limited and the remaining net revenue interest shall be reserved as an overriding royalty interest for the Texas limited partnership; (v) in the event we purchase a 75% working interest, we will receive a 56.25% net revenue interest on the leases and we will carry for the Texas limited partnership a 10% working interest in the drilling, completion and equipping of the pipeline on all wells drilled on the acreage purchased by us; and (vi) our contract operator, Oak Hills Drilling and Operating LLC ("Oak Hills"), will be the operator for the project.

         We anticipate, subject to financing, that the first well will be spudded in September 2005 and that all drilling on the acquired acreage will be completed in less than two years.

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

-------------------------------- ----------------------------- ---------------------------- -----------------------------
Wagnon                           Kellster #1-5                 53.2% Back WI APO            Producing
-------------------------------- ----------------------------- ---------------------------- -----------------------------
Wagnon                           Kyndal #2-2                   53.2% Back WI APO            Producing
-------------------------------- ----------------------------- ---------------------------- -----------------------------
Wagnon                           Bryce #3-2                    53.2% Back WI APO            Producing
-------------------------------- ----------------------------- ---------------------------- -----------------------------
Wagnon                           Calleigh #4-2                 53.2% Back WI APO            Producing
-------------------------------- ----------------------------- ---------------------------- -----------------------------
Panther Creek                    POE #1-29                     25.7% WI                     Producing
-------------------------------- ----------------------------- ---------------------------- -----------------------------
Coal Creek                       LEX #1                        50.1% WI                     Producing
-------------------------------- ----------------------------- ---------------------------- -----------------------------
Coal Creek                       Brumbaugh #1-10               22.2% WI                     Producing
-------------------------------- ----------------------------- ---------------------------- -----------------------------
Coal Creek                       Ellis #1-15                   88.5% WI                     In drilling stages
-------------------------------- ----------------------------- ---------------------------- -----------------------------
South Lamar                      Goodson #1-23                 87.5% WI                     Drilling site prepared
-------------------------------- ----------------------------- ---------------------------- -----------------------------



         To date, we have committed to interests in eight gas wells. We estimate that we have additional available acreage suitable for the drilling of a further seventy to one hundred, primarily coal bed methane gas wells.

RESULTS OF OPERATION

SIX-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2004

         Our net loss for the six-month period ended June 30, 2005 was approximately ($1,823,252) compared to a net loss of ($4,282,990) during the six-month period ended June 30, 2004 (a decrease of $2,459,738). During the six-month period ended June 30, 2005, we generated $393,263 in gross revenue compared to $94,207 in gross revenue generated during the same period in 2004 (an increase of $299,056), resulting primarily from the sale of gas produced from coal bed methane gas wells on the Wagnon Property that started production in mid February 2004. Depletion and operating costs and taxes increased during the six-month period ended June 30, 2005 compared to the same period in 2004. The gross revenue of $393,263 generated during the six-month period ended June
30, 2005 was reduced by an aggregate of $261,341 ($139,880 in estimated depletion and $121,461 in operating costs and taxes), resulting in operating income of $131,922. The gross revenue of $94,207 generated during the six-month period ended June 30, 2004 was reduced by an aggregate of $6,558 in estimated depletion, resulting in operating income of $87,649. The increase in depletion and operating expenses and taxes during the six-month period ended June 30, 2005 from the six-month period ended June 30, 2004 was primarily the result of the increase in operating costs and estimated depletion resulting from the increased number of operating wells.

         During the six-month period ended June 30, 2005, we incurred other expenses in the aggregate amount of $1,955,174 compared to $4,370,639 incurred during the same period in 2004 (a decrease of $2,415,465), which consisted of:
(i) general and administrative expenses of $1,170,671 (2004: $1,361,701); (ii) consulting fees - stock based compensation relating to the fair value of stock options granted to consultants of $775,753 (2004: $2,989,221); and (iii) interest expense of $8,750 (2004: $19,717). The decrease in other expenses incurred during the six-month period ended June 30, 2005 compared to the same period during 2004 resulted primarily from the decrease in fair value of stock options granted to consultants. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

         Of the $1,955,174 incurred as other expenses during the six-month period ended June 30, 2005, an aggregate of $60,000 was incurred payable to International Market Trend ("IMT") for amounts due and owing for operational, administrative and financial services rendered during the six-month period ended June 30, 2005. On November 10, 2003, we entered into a consulting agreement with IMT (the "Consulting Agreement"), whereby IMT performs a wide range of management, administrative, financial, and business development services for us. On February 1, 2005, we granted to IMT an aggregate of 500,000 stock options exercisable at $1.00 per share for a period of five years. On February 1, 2005, we also granted to IMT an aggregate of 100,000 stock options registered under an S-8 Registration Statement exercisable at $0.16667 per share for a period of five years.

         Of the $1,955,174 incurred as other expenses during the six-month period ended June 30, 2005, an aggregate of $102,500 was incurred to our officers for management fees. Furthermore, $146,429 was recorded as additional compensation expense to one of our directors, Mr. Humphreys, relating to the estimated valuation of his 10% carried working interest in our wells developed during the six month period ened June 30, 2005. On July 12, 2004, we entered into a consultation agreement (the "Humphreys Consultation Agreement") with Lexington Oil & Gas and Mr. Humphreys. Pursuant to the Humphreys Consultation Agreement, Mr. Humphreys assists in overseeing the drilling operations and the completion and management of our wells. Mr. Humphreys compensation pursuant to the terms and provisions of the Humphreys Consultation Agreement is: (i) $7,500 per month; (ii) the assignment of up to 10% carried working interest in every well drilled on all properties held by us, including the Wagnon Lease; (iii) the right to purchase up to an additional 5% working interest in all wells drilled by us on our properties provided that funds for this participation are paid prior to the commencement of drilling of said wells; and (iv) grant of 200,000 Stock Options to purchase shares of our common stock at an exercise price of $3.00 per share (which were granted July 2004). The Humphreys Consultation Agreement can be terminated at any time with ninety days written notice by either party.

         As discussed above, the decrease in net loss during the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004 is attributable primarily to the increase in oil and gas gross revenue and the decrease in consulting fees - stock based compensation. Our net revenue loss during the six-month period ended June 30, 2005 was approximately ($1,955,174) or ($0.10) per share compared to a net loss of ($4,282,990) or ($0.30) during the six-month period ended June 30, 2004. The weighted average number of shares outstanding was 17,227,525 for the six-month period ended June 30, 2005 compared to 14,282,945 for the six-month period ended June 30, 2004 (which had been restated in accordance with the forward stock split of three-for-one shares of common stock effected January 26, 2004).

THREE-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2004

         Our net loss for the three-month period ended June 30, 2005 was approximately ($177,383) compared to a net loss of ($1,189,231) during the three-month period ended June 30, 2004 (a decrease of $1,011,848). During the three-month period ended June 30, 2005, we generated $263,204 in gross revenue compared to $53,517 in gross revenue generated during the same period in 2004, resulting primarily from the sale of gas produced from coal bed methane gas wells on the Wagnon Property. Depletion and operating costs and taxes increased during the three-month period ended June 30, 2005 compared to the same period in 2004. The gross revenue of $263,204 generated during the three-month period ended June 30, 2005 was reduced by an aggregate of $148,368 ($84,972 in estimated depletion and $63,396 in operating costs and taxes), which resulted in operating income of $114,836. The gross revenue of $53,517 generated during the three-month period ended June 30, 2004 was reduced by an aggregate of $3,879 in estimated depletion, which resulted in operating income of $49,638. The increase in depletion and operating expenses and taxes during the three-month period ended June 30, 2005 from the three-month period ended June 30, 2004 was primarily the result of the increase in operating costs and estimated depletion resulting from the increased number of operating wells.

         During the three-month period ended June 30, 2005, we incurred other expenses in the aggregate amount of $292,219 compared to $1,238,869 incurred during the same period in 2004 (a decrease of $946,650), which consisted of: (i) general and administrative expenses of $283,469 (2004: $1,233,552); and (ii) interest expense of $8,750 (2004: $5,317). The decrease in other expenses incurred during the three-month period ended June 30, 2005 compared to the same period during 2004 resulted primarily from the decrease in general and administrative expenses.

         As discussed above, the decrease in net loss during the three-month period ended June 30, 2005 compared to the three-month period ended June 30, 2004 is attributable primarily to the increase in oil and gas gross revenue and the decrease in general and administrative expenses. Our net loss during the three-month period ended June 30, 2005 was approximately ($177,383) or ($0.01) per share compared to a net loss of ($1,189,231) or ($0.08) during the three-month period ended June 30, 2004. The weighted average number of shares outstanding was 17,365,104 for the three-month period ended June 30, 2005 compared to 14,618,332 for the three-month period ended June 30, 2004 (which had been restated in accordance with the forward stock split of three-for-one shares of common stock effected January 26, 2004).

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

SIX-MONTH PERIOD ENDED JUNE 30, 2005

         As of the six-month period ended June 30, 2005, our current assets were $265,522 and our current liabilities were $1,821,298, which resulted in a working capital deficit of $1,555,776. As of the six-month period ended June 30, 2005, our total assets were $4,186,020 consisting of: (i) $24,920 in cash; (ii) $240,602 in accounts receivable; (iii) $2,986,515 carrying value of proved oil and gas properties (net of depletion); (iv) $931,318 carrying value of unproved oil and gas properties; and (v) $2,665 in other property and equipment (net of accumulated depreciation). As of the six-month period ended June 30, 2005, our total liabilities were $2,764,347 consisting of: (i) $1,009,830 in current and non-current drilling obligations; (ii) $939,000 in accounts payable and accrued liabilities; and (iii) $815,517 in current and non-current portion of promissory notes.

         Stockholders' equity decreased from $1,685,514 for fiscal year ended December 31, 2004 to $1,421,673 for the six-month period ended June 30, 2005.

         We have not generated positive cash flows from operating activities. For the six-month period ended June 30, 2005, net cash flows used in operating activities was ($944,316) compared to net cash flows used in operating activities for the six-month period ended June 30, 2004 of ($1,244,465). Net cash flows used in operating activities for the six-month period ended June 30, 2005 consisted primarily of a net loss of ($1,823,252). Net cash flows used in operating activities was adjusted by $878,936 to reconcile net loss to net cash from operating activities primarily relating to the non-cash expense of the grant of stock options and non-cash compensation, oil and gas depletion and accounts payable.

         Net cash flows used in investing activities was ($785,146) for the six-month period ended June 30, 2005 compared to net cash flows used in investing activities for the six-month period ended March 31, 2004 of ($1,390,371), which primarily pertained to the acquisition of the oil and gas properties.

         Net cash flows from financing activities was $1,428,089 for the six-month period ended June 30, 2005 compared to net cash flows from financing activities for the six-month period ended June 30, 2004 of $3,064,175. Net cash flows from financing activities for the six-month period ended June 30, 2005 consisted of $1,086,545 (2004: $500,000) in promissory notes (net of repayments), $512,630 (2004: $1,960,000) in net proceeds on sale of stock, and $-0- in drilling advances (2004: $678,869), amounts were adjusted by $171,086 (2004: $-0-) in repayment of drilling advances and $-0- in advances payable (2004: $74,694).

PLAN OF OPERATION

         During fiscal year 2004, we completed the sale of an aggregate of 1,700,686 Units at a purchase price of $1.47 per Unit for gross proceeds of approximately $2,319,264. Further, the holder of two of our outstanding promissory notes in the aggregate principal amount of $500,000 plus accrued interest of $12,637 exchanged the promissory notes and accrued interest for Units, resulting in the issuance of an additional 376,318 Units. Each Unit consists of one share of our common stock and one warrant to purchase a share of our common stock at an exercise price of $1.68 (the "September Warrants"). The September Warrants from the offering were exercisable for a term of 180 days after the Registration Statement was declared effective on January 21, 2005 creating an expiry term of July 23, 2005. As of the date of this Quarterly Report, an aggregate of 304,367 September Warrants were exercised for aggregate proceeds of $495,964, net of $15,373 in brokers' fees. The remaining 1,396,319 September Warrants have expired by their terms and declared void.

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

         Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, or existing agreements which could significantly and materially restrict our business operations.

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

MATERIAL COMMITMENTS

DRILLING OBLIGATIONS

         As of the date of this Quarterly Report, we have committed to drilling and operating four wells on the Wagnon Property and have elected to participate in the drilling of a well on the Panther Creek Prospect with Newfield. Pertaining to the private drilling capital obtained for the drilling of the four wells on our Wagnon Property, as at June 30, 2005, we have received from the funding investors the total funding requirement of $1,485,000 for the drilling and completion of the Kellster #1-5, the Kyndal #2-2, the Bryce #3-2 and the Caleigh #4-2 wells. As at June 30, 2005, we have paid the funding investors approximately $475,171, of which $171,086 was paid during the six-month period ended June 30, 2005.

PROMISSORY NOTES

         As of the date of this Quarterly Report, we have obtained funds in the amounts of $600,000 and $500,000, respectively, pursuant to three promissory notes from two of our shareholders totaling $1,100,000 (collectively, the "Promissory Notes"). The terms of the Promissory Notes provide for: (i) a due date of five years from the date of issuance; (ii) an interest rate of 10% per annum; (iii) monthly payments of principal and interest payable over a 60-month amortization; and (iv) a security interest in our Coal Creek oil and gas property leases. In conjunction with the issuance of the Promissory Notes, we granted 220,000 warrants exercisable at $3.00 per share with exercise terms until May 31, 2010.

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

ITEM III. CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of our management, including Grant Atkins, our President and Chief Executive Officer, and Vaughn Barbon, our Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at June 30, 2005. Based on that evaluation, Messrs. Atkins and Barbon concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the six-month period ended June 30, 2005. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

         Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the six-month period ended June 30, 2005 filed with the Securities and Exchange Commission.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

EXERCISE OF SHARE PURCHASE WARRANTS

         As of the date of this Quarterly Report, we have issued an aggregate of 304,367 shares of common stock to shareholders pursuant to the exercise of the September Warrants. During fiscal year 2004, we completed the sale of an aggregate of 1,700,686 Units at a purchase price of $1.47 per Unit for gross proceeds of approximately $2,319,264. Further, the holder of two of our outstanding promissory notes in the aggregate principal amount of $500,000 plus accrued interest of $12,637 exchanged the promissory notes and accrued interest for Units, resulting in the issuance of an additional 348,733 Units. Each Unit consists of one share of our common stock and one warrant to purchase a share of our common stock at an exercise price of $1.68. The September Warrants were exercisable until July 23, 2005.

         As of the date of this Quarterly Report, an aggregate of 304,367 September Warrants were exercised for aggregate proceeds of $495,964, net of $15,373 in brokers' fees. The 304,367 shares of common stock were issued to the shareholders in reliance on the registration provisions of the Securities Act of 1933, as amended, in accordance with the terms of the Registration Statement.

EXERCISE OF STOCK OPTIONS

         During the six-month period ended June 30, 2005, an aggregate of 100,000 Stock Options were exercised at $0.16667 per share for cash proceeds of $16,667. The shares of common stock were issued to the shareholder in accordance with the S-8 Registration Statement.

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

         Reports on Form 8-K:

         Report on Form 8-K Item 5.01 filed on February 18, 2005. Report on Form 8-K Item 1.01 filed on June 8, 2005.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LEXINGTON RESOURCES, INC.

Dated: August 13, 2005                       By: /s/ GRANT ATKINS
                                             ---------------------------
                                             Grant Atkins, President and
                                             Chief Executive Officer


Dated: August 13, 2005                       By: /s/ VAUGHN BARBON
                                             ---------------------------
                                             Vaughn Barbon, Chief Financial
                                             Officer