Form 10QSB
period 2005-09-30
LEXINGTON RESOURCES INC
filed 2005-11-14
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                         Commission file number 0-25455

                              LEXINGTON RESOURCES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                88-0365453
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

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

                                Yes [X] No [ ]


Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                                Yes [ ] No [X]


Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

                                       N/A

Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                Yes [ ] No [ ]


                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                  Outstanding as of November 14, 2005
--------------------------------------------------------------------------------
Common Stock, $.00025 par value                       17,603,405



Transitional Small Business Disclosure Format (check one)

                                Yes [ ] No [X]

Table of Contents for   LEXINGTON RESOURCES, INC.                          Page

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS ....................................... 4

          INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS ..................... 5

          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS...................... 6

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS ........... 7 - 25

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION OR PLAN OF OPERATION ................................. 26

ITEM 3. CONTROLS AND PROCEDURES ............................................ 38

PART II. OTHER INFORMATION ................................................. 39

ITEM 1.  LEGAL PROCEEDINGS ................................................. 39

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ......................... 39

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ................................... 40

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............... 40

ITEM 5.  OTHER INFORMATION ................................................. 40

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................. 40

SIGNATURES ................................................................. 41

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-----------------------------

                            LEXINGTON RESOURCES, INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                  (Unaudited)

                           LEXINGTON RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30,    December 31,
                                                                    2005            2004
------------------------------------------------------------   ------------    ------------
                                                                (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                   $  1,011,538    $    326,293
   Accounts receivable                                              162,984         136,573
     Prepaid expenses                                                12,000            --
    Current portion of deferred finance fees and
    discount on notes ( Note 7)                                     438,025            --
------------------------------------------------------------   ------------    ------------
                                                                  1,624,547         462,866
------------------------------------------------------------   ------------    ------------

DEFERRED FINANCE FEE AND DISCOUNT ON NOTES (Note 7)                 420,862            --
------------------------------------------------------------   ------------    ------------

PROPERTY AND EQUIPMENT (Note 4)
   Oil and gas properties full cost method of accounting
           Proved, net of accumulated depletion $405,969
           (2004 - $161,328)                                      2,710,046       1,209,938
           Unproved                                               2,348,949       1,419,447
------------------------------------------------------------   ------------    ------------
                                                                  5,058,995       2,629,385
   Other equipment, net of accumulated depreciation                   2,499           2,997
------------------------------------------------------------   ------------    ------------
                                                                  5,061,494       2,632,382
------------------------------------------------------------   ------------    ------------

                                                               $  7,106,903    $  3,095,248
============================================================   ============    ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                    $    616,146    $    228,819
   Current portion of drilling obligations (Note 5)                    --           617,000
     Current portion of convertible notes (Note 7)                1,839,305            --
------------------------------------------------------------   ------------    ------------
                                                                  2,455,451         845,819
CONVERTIBLE NOTES (Note 7)                                        1,215,443            --
DRILLING OBLIGATIONS (Note 5)                                          --           563,915
------------------------------------------------------------   ------------    ------------
                                                                  3,670,894       1,409,734
------------------------------------------------------------   ------------    ------------


CONTINGENCIES AND COMMITMENTS (Notes 1, 4, 5, 7 & 10)

STOCKHOLDERS' EQUITY (Note 8)
   Common stock $.00025 par value: 200,000,000 shares
   authorized Preferred stock, $.001 par value:
   75,000,000 shares authorized Issued and outstanding:
   17,603,405 common shares (December 31, 2004 - 16,999,038)          4,550           4,250
     Additional paid-in capital                                  14,887,912       8,947,604
   Common stock purchase warrants                                 2,580,854         301,815
    Accumulated deficit                                         (14,037,307)     (7,568,155)
------------------------------------------------------------   ------------    ------------
                                                                  3,436,009       1,685,514
------------------------------------------------------------   ------------    ------------
                                                               $  7,106,903    $  3,095,248
============================================================   ============    ============

          The accompanying notes are an integral part of these interim consolidated financial statements.

                            LEXINGTON RESOURCES, INC.

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)


                                        Three months   Three months      Nine months    Nine months
                                            Ended          Ended            Ended           Ended
                                        September 30,   September 30,   September 30,   September 30,
                                             2005            2004            2005            2004
                                        ------------    ------------    ------------    ------------
OIL AND GAS REVENUE                     $    137,458    $    211,549    $    530,721    $    305,756
                                        ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Depletion                               104,761         105,628         244,641         112,186
     Operating costs and taxes                58,612          14,458         180,073          21,641
                                        ------------    ------------    ------------    ------------
                                             163,373        1120,086         424,714         133,827
                                        ------------    ------------    ------------    ------------

OPERATING PROFIT (LOSS)                      (25,915)         91,463         106,007         171,929
                                        ------------    ------------    ------------    ------------

OTHER EXPENSES
   Consulting - stock based (Note 9)       1,138,238            --         1,913,991       2,989,221
   General and administrative                116,499         949,459       1,287,170       2,307,567
   Interest and finance fees (Note 7)      3,365,248          23,924       3,373,998          50,309
                                        ------------    ------------    ------------    ------------

                                           4,619,985         973,383      6,575,159        5,347,097
                                        ------------    ------------    ------------    ------------

NET LOSS FOR THE PERIOD                   (4,645,900)   $   (881,920)   $ (6,469,152)   $ (5,175,168)
                                        ============    ============    ============    ============

BASIC NET LOSS PER SHARE                $      (0.26)   $      (0.06)   $      (0.37)   $    (0.35)
                                        ============    ============    ============    ============
WEIGHTED AVERAGE COMMON
      OF SHARES OUTSTANDING               17,557,753      15,319,693      17,375,441      14,632,326
                                        ============    ============    ============    ============

          The accompanying notes are an integral part of these interim consolidated financial statements.

                            LEXINGTON RESOURCES, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                   For the Nine     For the nine
                                                   month period     month period
                                                       ended           ended
                                                    September 30,  September 30,
                                                        2005           2004
---------------------------------------------------- -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                            $(6,469,152)   $(5,175,168)
  Adjustments to reconcile net loss to net cash
    from operating activities:
       Stock-based consulting fees                     1,913,991      2,989,221
           Non-cash compensation                         153,708         19,167
       Oil and gas depletion                             244,641        112,186
           Depreciation                                      498            332
       Non-cash interest and finance costs             3,326,799           --
  Changes in working capital assets and liabilities
       Prepaid expenses                                  (12,000)        (6,550)
       Accounts receivable                               (26,411)      (185,500)
       Accounts payable                                 (195,226)       777,745
       Accrued interest payable                           16,140         24,453
       Accrued and unpaid fees payable                      --           30,000
---------------------------------------------------- -----------    -----------

NET CASH FLOWS USED IN OPERATING ACTIVITIES           (1,047,012)    (1,414,114)
---------------------------------------------------- -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                     --           (3,495)
  Oil and gas properties                              (2,245,408)    (2,247,539)
---------------------------------------------------- -----------    -----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES           (2,245,408)    (2,251,034)
---------------------------------------------------- -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Drilling obligation (repayments) advances         (1,180,915)       737,984
  Advances payable                                          --          279,306
    Convertible notes, net  (Note 7)                   4,645,950        500,000
  Net proceeds on sale of common stock                   512,630      3,281,075
---------------------------------------------------- -----------    -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES               3,977,665      4,798,365
---------------------------------------------------- -----------    -----------

INCREASE (DECREASE) IN CASH                              685,245      1,133,217

CASH, BEGINNING OF PERIOD                                326,293        351,420
---------------------------------------------------- -----------    -----------

CASH, END OF PERIOD                                  $ 1,011,538    $ 1,484,637
==================================================== ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION (Refer to Note 12)

          The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(unaudited)
--------------------------------------------------------------------------------

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

Going Concern
The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $830,904 at September 30, 2005, has incurred losses since inception of $14,037,307 and further losses are anticipated in the development of its oil and gas properties raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. The Company currently has unfunded property acquisition obligations as disclosed in Note 4. The Company will continue to fund operations with advances and debt instruments, as well as further equity placements.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Forms 10-KSB and 10-KSB/A filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB and 10-KSB/A. In the

--------------------------------------------------------------------------------

opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


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

--------------------------------------------------------------------------------

site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, a write-down of carrying value is charged to depletion in the period.

(c) Asset Retirement Obligations
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of September 30, 2005 management has determined that there are no material asset retirement obligations.

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

--------------------------------------------------------------------------------

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

(i) Stock-Based Compensation - continued
The following table illustrates the pro forma effect on net income and net earnings per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 4:

--------------------------------------------------------------------------------


                                                    Nine months ended   Nine months ended
                                                    September 30, 2005  September 30, 2004
                                                    ------------------  ------------------
Net loss for the period             As reported         $   (6,469,152)     $   (5,175,168)
SFAS 123 compensation expense       Pro-forma                 (841,307)           (692,051)
                                                    ------------------  ------------------
Net loss for the period             Pro-forma           $   (7,310,459)      $  (5,867,219)
                                                    ==================  ==================

Pro-forma basic net loss per share  Pro-forma           $        (0.42)      $       (0.40)
                                                    ==================  ==================

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

The  book  value  of  Lexington's   capital  stock  subsequent  to  the  reverse
acquisition is calculated and allocated as follows:

      Lexington capital stock                                $       300
      Lexington Resources, Inc. net assets (liabilities)      (1,430,969)
                                                             -----------
                                                              (1,430,669)
      Charge to deficit on reverse acquisition                 1,433,317
                                                             -----------
      Consolidated stock accounts post reverse acquisition   $     2,648
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

NOTE 3 - ACQUISITION OF LEXINGTON OIL & GAS LTD. CO. LLC ("Lexington") - cont'd
--------------------------------------------------------------------------------

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

Management Compensation Agreement
The Company and Lexington have negotiated a new compensation agreement ("New Agreement") with Humphreys for his assistance in overseeing the drilling operations and the completion, management of wells, and for his increasing role in development of the Company on a performance basis. Under the covenants provided under the New Agreement and within its effective term, Humphreys, or his designate: (1) will receive compensation of $7,500 per month, effective April 1, 2004; (2) will be assigned up to a 10% carried working interest of Lexington's total interest in every well drilled by the Company on all properties held by the Company, (3) will have the right to purchase up to an additional 5% working interest of Lexington's total interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells; and
(4) will receive a further 200,000 options in the Company to be granted at $3.00 per share exercisable for a five year term. These options were granted in July 2004. (Refer to Note 8.)

During the nine month period ended September 30, 2005 the Company recorded additional compensation expense to Humphreys of $153,708 (September, 2004 - $NIL) being the estimated value of his 10% carried interest in the Company's well interests that were successfully developed in the period ended September 30, 2005. (Refer to Note 4.)

Humphreys is a director of the Company and is the Drilling Operations Manager of Lexington, and also a director, General Manager, and 25% shareholder in Oak
Hills Drilling and Operating, LLC ("Oak Hills"), an oil and gas drilling and well operating company based in Holdenville, Oklahoma that acts as designated "operator" to Lexington since January 1, 2005. Humphreys is in charge of oil and gas operations for Lexington in the United States. (Refer to Note 10.) The previous operator in charge of drilling and operating of wells for Lexington was Oakhills Energy, Inc.

NOTE 3 - ACQUISITION OF LEXINGTON OIL & GAS LTD. CO. LLC ("Lexington") - cont'd
--------------------------------------------------------------------------------

Paluca Petroleum Inc. is a private Oklahoma based oil and gas services company owned by Humphreys and his immediate family. Some of the services provided by Humphreys to the Company are provided through this business entity. Mr. Humphreys is also the President of Paluca.

NOTE 4 - PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment include the following:

                                            September 30, December 31,
                                                2005          2004
                                             ----------    ----------
Oil and gas properties:                          $             $
Proved, subject to depletion                  3,116,015     1,371,266
Unproved, not subject to depletion            2,348,949     1,419,447
Accumulated depletion                          (405,969)     (161,328)
                                             ----------    ----------
Net oil and gas properties                    5,058,995     2,629,385
                                             ----------    ----------

Other equipment                                   3,495         3,495
Accumulated depreciation                           (996)         (498)
                                             ----------    ----------
Net other property and equipment                  2,499         2,997
                                             ----------    ----------
Property and equipment, net of accumulated
  depreciation  and depletion                 5,061,494     2,632,382
                                             ==========    ==========


The Company's oil and gas activities are currently conducted in the United States. During the current period the Company incurred development costs of $1,832,096 on its properties inclusive of carrying costs to Humphreys of $153,708.

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

On March 15, 2005 the Company began drilling a fourth horizontal gas well on the Wagnon Property (Calleigh 4-2). The well began producing on April 2, 2005. During the period ended September 30, 2005 the Company has incurred $552,898 on

--------------------------------------------------------------------------------

drilling expenditures relating to a total of four producing gas wells on the Wagnon lease. (Refer to Note 5.)

Coal Creek Prospect
In March 2004 the Lexington obtained an option to purchase an undivided 95% interest in approximately 2,500 net leasehold acres in 5 sections of the Coal Creek Prospect located in Hughes and Pittsburg Counties, in the State of Oklahoma. During the year ended December 31, 2004 the Company acquired 1,932 net leasehold acres under the option. Lexington does not expect to acquire any additional acreage under this option. Under the terms of the purchase of these leases, Lexington has an undivided 95% working interest in the subject lands and a minimum 78% net revenue interest. The terms of the leases are for two years. Drilling targets are Hartshorne Coal bed methane gas zones.

On March 31, 2005 Lexington began drilling its first horizontal coal bed methane gas well on the Coal Creek Prospect (Lex 1-34). The well began production in April 2005. Lexington has approximately a 50% working interest in the well and has accrued $496,526 in costs associated with the well for the period.

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

In June through August 2005, the Company received loans totaling $1,165,000 which have been secured against the Coal Creek property. (Refer to Note 6.) Those loans were paid in full on September 19, 2005.

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

Newfield has proceeded with the drilling and completion of one of the wells in which Lexington has leased acreage. The first of the three vertical wells

--------------------------------------------------------------------------------

targeting a Woodford Shale gas zone, the POE 1-29, commenced drilling on February 9, 2005 and began producing on March 21, 2005. Lexington has incurred $485,071 for drilling and completion costs relating to the POE 1-29 as of September 30, 2005.

South Lamar Prospect
By agreement dated April 21, 2004, Lexington acquired a 100% working interest, 78.5% net revenue interest, in three sections (960 acres) of farm-out acreage in Hughes County, Oklahoma (the "South Lamar Prospect") with the intention to develop coal bed methane gas producing wells and Caney Shale wells. The term of the lease is two years. On July 26, 2004, Lexington acquired a further 183.98 acres in the South Lamar prospect and a 100% working interest and a 79% net revenue interest in the additional acreage. The term of the lease is two years. Lexington has begun site preparation on the first well (Goodson 1-23) to be drilled on the property; but has since abandoned plans to drill this well.

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

Barnett Pathway Prospect On June 2, 2005 (amended on July 14, 2005) the Company entered into an agreement whereby it has the option to purchase up to a 100 % working interest in net revenue interests ranging between 70% and 75% in up to 3,687 acres of Barnett Shale gas targeted properties located in Jack and Palo Pinto Counties in the State of Texas for between $450 and $500 per acre together with a 30 month best efforts drilling commitment. On June 8, 2004 the Company provided the seller a $100,000 non-refundable deposit. The first acquisition was concluded on August 19, 2005 with the Company acquiring 2,325 acres.

NOTE 5:  DRILLING OBLIGATIONS
--------------------------------------------------------------------------------

During the period ended December 31, 2003 Lexington, the Company, and Oakhills Energy, Inc. entered into drilling agreements with private investors (the "Funding Investors") for the funding for the first three wells, the Kellster 1-5, the Kyndal 2-2 and the Bryce 3-2, located on the Wagnon Lease. The Funding Investors subsequently each provided one-third of the Authorization For
Expenditure ("AFE") capital estimated at $360,000 for the drilling and completion of each of the first three wells. As of June 30, 2005 a total of four such drilling agreements with private investors had been entered into between Funding Investors, the Company, and Lexington. The Company had received the total required funding of $1,485,000 ( 2004 - $720,000) for the drilling and completion of the four horizontal coal bed methane Wagnon Lease wells and has successfully drilled and completed the Kellster 1-5, the Kyndal 2-2, the Bryce 3-2 and the Calleigh 4-2 wells. The terms of the drilling agreements of all wells on the Wagnon Lease are the same for each well on the property. The Calleigh 4-2 began production in April, 2005.

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

 NOTE 5: DRILLING OBLIGATIONS
--------------------------------------------------------------------------------

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

As of September 30, 2005, the Funding Investors have been fully repaid their cumulative capital investment of $1,485,000 for the drilling of the Kellster 1-5, Kyndal 2-2, Bryce 3-2 and Calleigh 4-2 wells from February, 2004 to April, 2005. As a result, the Company's back-in working interest of 53.2% has vested in the four wells.

NOTE 6:  PROMISSORY NOTES
--------------------------------------------------------------------------------

In June 2005 the Company obtained loans by way of promissory notes from two shareholders of the Company totaling $1,100,000 ($600,000 and $500,000). During the period an additional $65,000 had been advanced to the Company by one of the shareholders. The terms of the loans were 5 years from the dates of issue with an interest rate of 10%. Payments of blended principal and interest were payable monthly over a 60 month amortization. In conjunction with the promissory note advances, 233,000 warrants, valued at $271,028 (refer to Note 8), were issued exercisable at $3.00 per share with exercise terms until May 31, 2010. The fair value of the warrants has been credited to equity. A discount on the debt of $271,028 was also recorded, to be accreted over the term of the debt. The promissory notes were repayable at anytime without penalty, and were secured against the Company's Coal Creek oil and gas property leases. As of September 30, 2005 the original loan principal of $1,165,000 was repaid as well as all accrued interest of $31,058. The unamortized debt discount on settlement has been included in interest and finance fees.

NOTE 7:  CONVERTIBLE NOTES
--------------------------------------------------------------------------------

On September 16, 2005 the Company issued secured and Convertible Notes and certain warrants pursuant to a private placement with certain accredited investors, in reliance on Rule 506 promulgated under Section 4(2) of the Securities Act, for gross proceeds of $5,260,000. Introduction and legal fees associated with this financing were $614,050. Accordingly, the Company issued:

(i) An aggregate of $5,260,000 in secured, convertible two-year promissory notes bearing 8% interest. The promissory notes are immediately convertible into 5,260,000 shares of common stock on the basis of one share of common stock for every $1 in value of notes;
(ii) For every two shares of its common stock purchasable in accordance with the conversion provisions of the Convertible Notes, one Class A Warrant, for an aggregate of 2,630,000 Class A Warrants, to purchase a share of its common stock at an exercise price of $1.50 per share for a three-year term after this registration statement has been declared effective by the SEC;
(iii)For every two shares of its common stock purchasable in accordance with the conversion provisions of the Convertible Notes, one Class B Warrant, for an aggregate of 2,630,000 Class B Warrants, to purchase an additional share of our common stock at an exercise price of $1.25 per share for a one-year term after this registration statement has been declared effective by the SEC; and
(iv) 526,000 Finder's Warrants to purchase shares of the Company's common stock at an exercise price of $1.00 per share for a term of three years after this registration statement has been declared effective by the SEC.

The security granted is by a general security interest in all of the Company's property.

Subsequent to the period ended September 30, 2005, on October 11, 2005, the Company received an additional $600,000 in Convertible Note and warrant financing under identical terms and conditions as mentioned above, bringing the Company's total Convertible Note debt financing to $5,860,000. (See Note 13.)

In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" the proceeds of the issuance have been allocated among the convertible debt and the warrants issued based upon their relative fair values. The fair value of the 5,786,000 warrants issued as of September 30, 2005 was determined to be $5,727,450 by using the Black-Scholes option pricing model assuming an expected life of 1 - 3 years, a risk-free interest rate of 3.85% - 3.96%, an expected volatility of 140.8%, and a dividend yield of 0%. The fair value of the convertible debt has been determined to be $7,574,400, based upon 5,260,000 shares of common stock at a market value of $1.44 per share. As a result: (a) the intrinsic value of the beneficial conversion feature has been determined to be $2,995,174 and has been charged to interest expense and recorded as additional paid in capital; (b) the pro-rata fair value of the warrants has been determined to be $2,264,826 and has been recorded as equity. The Company will record further interest expense over the term of the Convertible Notes of $2,264,826 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the Convertible Notes will be accreted to the face value of $5,260,000 to maturity. To September 30, 2005, accrued interest of $16,140 has been included in convertible notes, and interest expense of $43,435 has been accreted, thereby increasing the carrying value of the Convertible Notes to $3,054,748.

--------------------------------------------------------------------------------

Repayment of Promissory Notes and Accrued Interest
The Company is committed to repay convertible debenture holders outstanding amounts of principal and interest accrued at 8% per annum on an aggregate face value of $5,860,000 in Convertible Notes. 20 monthly principal and interest payments are payable in either cash or shares of the Company's common stock at the rate of $1.00 per share (the "Fixed Conversion Price") beginning on January 16, 2005 if the Company's share price is trading above $1.00 per share at the date of payment. Commencing on the 4th month anniversary of the closing date of the issue of the Convertible Notes (January 16, 2005), and on the first day of each month thereafter, the Convertible Notes must be repaid in cash or shares in the amount equal to 5% of the principal amount of the Notes together with all accrued interest due and payable up to the repayment date. If the Company's shares are trading at less than $1.00 per share at the date of repayment, then the Company may repay monthly principal and interest due in either cash or shares in the capital of the Company at a different rate than the Fixed Conversion Price. If the volume weighted average share price (the "VWAP") of the five trading days prior to a monthly payment date is less than the Fixed Conversion Price, then the Company may pay the monthly amount in cash or registered shares of our common stock at 75% of the VWAP for the five trading days prior to the monthly payment date. The holders of the Convertible Notes have a secured first interest in the assets of the Company.

Debt Repayment
The aggregate amount of principal and interest payments required in each of the next two years to meet debt retirement provisions is as follows (includes debt financing subsequent to the period ending September 30, 2005):

                    Year   Principal   Interest     Total
                    ----   ---------   ---------   ---------
                               $             $         $
                    2006   3,516,000     456,598   3,972,598
                    2007   2,344,000      70,127   2,414,127
                           ---------   ---------   ---------
                           5,860,000     526,725   6,386,725
                           =========   =========   =========

================================================================================
Deferred Finance Fees and Discount on Notes
Deferred finance fees associated with this financing are comprised of:
     (a) introduction and legal fees of $614,050; and
     (b) $262,000 being the value of 200,000 shares issued to settle with a former financier (Refer to Note 8). During the nine month period ended September 30, 2005, $17,163 of the deferred finance fees have been charged to interest expense and the balance of $858,887 will be expensed over the remaining term of the convertible debt.

NOTE 8:  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

Stock Issuances - 2005
On July 21, 2005 the Company issued 200,000 restricted common shares to C.K. Cooper & Co., relating to a termination and settlement agreement regarding the recent debt financing by the Company. The fair value of these shares at the date of issuance was $1.31 per share bringing the total value to $262,000. The calculated fair value respecting the issue of 200,000 common shares has been recorded as an increase in equity and a charge to deferred finders fees which will be expensed over the term of the promissory notes. The shares are subject to subsequent registration rights. (Refer to Note 7.)

Stock Issuances - 2004
On January 22, 2004 the Company issued 1,200,000 post forward split shares of its common stock, upon the exercise of 1,200,000 post forward share split stock options at $0.167 per post forward share split share for proceeds of $200,000, which was paid by way of offset of $200,000 originally advanced to the Company by ICI which was assigned by Investor Communications International, Inc. ("ICI") to International Market Trend, Inc. ("IMT") designated option holders as described in Note 8.

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

Private Placements - 2004
On September 9, 2004 the Company approved a financing of up to 4,150,000 units of restricted common shares at a price of $1.47 per share plus a full share purchase warrant exercisable at a price of $1.68 per share for each share purchased (the "September Unit(s)"). The unexercised warrants expired on July 23, 2005, such date being six months from the effective date of registration of the stock and warrants issued under the offering. Brokers' fees payable on the September Units were: cash of 8% of gross proceeds, brokers' warrants equal to 4% of the gross proceeds (to be issued under the same terms as the warrants issued under the offering), and a warrant exercise fee equal to 5% of proceeds received as a result of the future exercise of the warrants by the investors. On November 1, 2004 the Company completed the sale of an aggregate of 1,700,686 Units. The Company filed a registration statement (form SB-2) with the Securities and Exchange Commission ("SEC") on December 15, 2004, covering the resale of shares of common stock sold in the private placement or issuable upon exercise of the warrants. Under the terms of the financing, the registration statement is to become effective within 120 days after the filing date; the registration statement went effective on January 24, 2005 in less than 42 days from the filing date.

--------------------------------------------------------------------------------

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

Share Purchase Warrants
Share purchase warrants outstanding at September 30, 2005 are:

                                                           Weighted average
 Range of exercise    Weighted    Number of warrants to  remaining contractual
      prices       average price   purchase shares        life (in years)
--------------------------------------------------------------------------------
   $1.00 - $5.00       $1.52.         6,219,000                  2.33
================================================================================

A summary of the Company's stock purchase warrants as of September 30, 2005, and changes during the period ended is presented below:

                                 ------------------ ------------------ -----------------------
                                                      Weighted average     Weighted average
                                 Number of Warrants   exercise price     remaining contractual
                                                          per share         life (in years)
                                  ------------------ ----------------- -----------------------
                                                             $
Outstanding at December 31, 2003                   -
Granted May 3, 2004                          200,000
Granted October 31, 2004                   1,747,039
                                  ------------------ ----------------- -----------------------
Balance at December 31, 2004               1,947,039        2.02                 0.60
Exercised                                   (304,367)
Granted                                    6,019,000
Expired                                   (1,442,672)
                                  ------------------ ----------------- -----------------------

Balance at September 30, 2005              6,219,000        2.22                 2.09
                                  ================== ================= =======================

From May to August, 2005 the Company issued 233,000 warrants at $3.00 per unit in conjunction with the issue of promissory notes totaling $1,165,000 to two shareholders ($600,000 and $565,000) by the Company (see Note 6). The term of these warrants is five years. The fair value of these warrants at the date of grant was $271,028 as estimated using the Black-Scholes warrant pricing model with an expected term of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 159.69%. (Refer to Note 6).

--------------------------------------------------------------------------------

In the period ended June 30, 2005, 304,367 share purchase warrants were exercised at $1.68 per purchase warrant providing $495,964 in proceeds to the Company, net of brokers' fees of $15,373.

During the nine month period ended September 30, 2005 1,442,672 warrents expired unexercised.

As a result of the warrants that expired and the warrants that were exercised during the nine month period ended September 30, 2005, the Company charged $256,815 to Additional Paid in Capital.

In September 2005, the Company issued: (a) 2,630,000 Class A Warrants exercisable at $1.50 for 3 years; (b) 2,630,000 Class B Warrants exercisable at $1.25 for 1 year; and (c) 586,000 Finder's warrants exercisable at $1.00 exercisable for 3 years in conjunction with the issue of promissory notes totaling $5,260,000 (see Note 6).


NOTE 9:  STOCK OPTION PLAN ("SOP")
--------------------------------------------------------------------------------

As of September 30, 2005, 6,700,000 options under the Company's current SOP have been granted and 3,765,000 have been exercised.

A summary of the Company's stock options as of September 30, 2005, and changes during the period ended is presented below:

                                  ------------------ ----------------- -----------------------
                                                     Weighted average        Weighted average
                                         Number of    exercise price      remaining contractual
                                          options         per share            life (in years)
                                  ------------------ ----------------- -----------------------
                                                              $
Outstanding at December 31, 2003           1,350,000         0.50                3.392
Exercised                                 (2,015,000)
Granted                                    1,200,000

                                  ------------------ ----------------- -----------------------
Outstanding at December 31, 2004             535,000         1.64                4.26
Cancelled,                                  (100,000)
Granted                                    2,600,000
Exercised                                   (100,000)
                                  ------------------ ----------------- -----------------------

Outstanding at September 30, 2005          2,935,000         2.48                 6.91
                                  ================== ================= =======================

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

--------------------------------------------------------------------------------

In June 2004 the Company registered 400,000 common stock options exercisable at $3.00 per share under an S-8 Registration Statement. And, in June 2004, 320,000 of these stock options were exercised at $3.00 per share for cash proceeds of $960,000.

By Directors' Resolution dated July 2, 2004, the Company increased the authorized number of options under its SOP from 4,000,000 to 5,000,000.

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

On August 19, 2005, 1,150,000 options were granted at $1.25 per share to IMT. The term of these options is five years. The fair value of these options at the date of grant of $1,138,238 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 139.60%.

On August 19, 2005, 850,000 stock options were granted at $1.25 per share to various officers and directors of the Company. The term of these options is five years. The fair value of these options at the date of grant of $841,307 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 139.60%, and in accordance with the provisions of SFAS 148, has been disclosed on a pro-forma basis in Note 2.

NOTE 10: RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

For the nine month period ended September 30, 2005
The Company previously entered into a contract with IMT, a private company that performs a wide range of management, administrative, financial, and business development services to the Company. The Company incurred $90,000 in fees to IMT for the period ended September 30, 2005 (2005 - $60,000).

On February 1, 2005 IMT was granted 600,000 stock options (refer to Note 9).

On August 19, 2005 IMT was granted 1,150,000 stock options (refer to Note 9).

--------------------------------------------------------------------------------

On November 9, 2004, the Company reached an agreement with Oak Hills Drilling and Operating LLC ("Oakhills"), to drill a ten well program. Humphreys is a director of the Company and is the Drilling Operations Manager of Lexington, and also the General Manager, director, and 25% shareholder of Oakhills, an oil and gas drilling and well operating company based in Holdenville, Oklahoma that acts as "operator" to Lexington. Mr. Humphreys is in charge of oil and gas operations for Lexington in the United States.

On September 23, 2005, the Company announced that it had entered into an agreement in principle to acquire 100% of the issued and outstanding shares in the capital of Oak Hills Drilling and Operating LLC, the Company's designated oil and gas operator for 3,000,000 restricted common shares in the capital of the Lexington. The transaction is subject to, among other things, (i) the prior receipt by the Company of a valuation, acceptable to the independent members of the Board of Directors of the Company, that determines the underlying value of Oakhills, such that the resulting Purchase Price and the final number of Shares issuable at closing may be adjusted upward or downward, accordingly, (ii) the prior audit of Oakhills, (iii) mutual due diligence, (iv) the execution of a formal agreement incorporating the terms and conditions of the agreement in principle by November 15, 2005 and (v) the closing of the transaction on or before December 31, 2005.

Humphreys has been assigned a 10% carried Working Interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon Lease. In addition, under the terms of Mr. Humphreys management contract, he has a 10% carried interest of Lexington's interest in all wells drilled by the Company. The estimated value of the 10% carried Working Interest of $153,707 (total to date $270,738) has been recorded as additional compensation expense during the period ended September 30, 2005. Humphreys also has the right to purchase an additional 5% working interest in each well drilled by the Company and has elected to do so for the first four wells drilled on the Company's Wagnon lease. The original 5% cost to participate in the wells by Humphreys was $60,000. As of September 30, 2005 the Company was still owed $15,000 (December 31, 2004 - $22,500) and has recorded the amount as a receivable from Humphreys as full payment for an additional 5% working interest in each of the Kellster 1-5, the Kyndal 2-2, and the Bryce 3-2. Refer to Notes 3, 5, and 9.

During the period ended September 30, 2005 the Company incurred $149,150 to its officers for management fees (September 30, 2004 - $165,300).

On January 1, 2005, the Company appointed Oak Hills as its elected operator for wells on its Wagnon Lease, and for further drilling to be conducted by Lexington. Oak Hills Drilling and Operating, LLC replaces Oakhills Energy, Inc. as its designated operator.

Refer to Note 3.

NOTE 11: INCOME TAXES
--------------------------------------------------------------------------------

The Company has adopted FASB No. 109 for reporting purposes. As of September 30, 2005, the Company had net operating loss carry forwards of approximately $4,300,000 that may be available to reduce future years' taxable income and will expire between the years 2006 - 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

NOTE 12: SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
--------------------------------------------------------------------------------

                                 Nine month period ended Nine month period ended
                                 September 30, 2005      September 30, 2004
-------------------------------- ----------------------- -----------------------
Cash paid during the period for:
   Interest                           $        47,199         $           -
   Income taxes                       $             -         $           -
-------------------------------- ----------------------- -----------------------

NOTE 13: SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On October 16, 2005 the Company received an additional 600,000 in convertible promissory note debt financing per the same terms and conditions as the previous debt. The Company issued 300,000 Class A Warrants to purchase a share of its common stock at an exercise price of $1.50 per share for a three-year term after this registration statement has been declared effective by the SEC and 300,000 Class B Warrants to purchase an additional share of our common stock at an exercise price of $1.25 per share for a one-year term and 60,000 Finders' Warrants at an exercise price of $1.00 for three years after this registration statement has been declared effective by the SEC in connection with the additional notes issued (refer to Note 7).

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

CURRENT BUSINESS OPERATIONS

     We are a natural resource exploration and production company currently engaged in the acquisition and development of oil and gas properties in the United States. We expect to weight our future development initiatives towards gas production. We are committed to developing into a profitable independent oil and gas producer through the systematical expansion of operations and the acquisition of new drilling targets and organizing drilling and production initiatives on leased properties.

     Our wholly owned subsidiary, Lexington Oil & Gas Ltd. Co., an Oklahoma limited liability company ("Lexington"), previously acquired a 590 gross acre section of farm-out acreage in Pittsburg County, Oklahoma for the development and production of coal bed methane gas (the "Wagnon Property"). We have drilled, completed, and are producing gas from four wells drilled on the Wagnon Property each with a back-in 53.2% working interest to Lexington.

     We have also successfully drilled, completed, and are producing from two further coal bed methane gas well interests located on our Coal Creek Project with working interests of 50% and 22% respectively to Lexington that form part of approximately 1,932 gross acres in the Coal Creek Project. In addition, we have a 25% working interest in a third gas well, which has been drilled and completed by Newfield Exploration Mid-Continent, Inc. and is currently producing, on our Panther Creek Prospect, which consists of approximately 292 gross acres. In total, we have interests in six coal bed methane gas wells and one Woodford Shale gas well, and estimated acreage suitable for the drilling of further potential gas wells primarily targeting coal bed methane gas production. We have conducted partial drilling of a fourth well on our Coal Creek Prospect that has not reached the completion stage. We have an approximate 88.5% working interest in this well bore.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

     We have consummated the aggregate acquisition of approximately 9,450 gross acres of primarily coal bed methane gas targeted prospects in the Arkoma Basin in the State of Oklahoma, including 590 acres in our Wagnon Prospect, 1,932 gross leasehold acres in the Coal Creek Prospect, 292 gross acres in the Panther Creek Prospect, 320 gross acres in the Middlecreek Prospect, 1,144 gross acres in the South Lamar Prospect, and 4,925 gross acres in the H-9 Prospect. In addition, we have committed to purchase up to a 100% working interest in up to 3,687 gross acres of Barnett Shale targeted gas leases in the Dallas/Fort Worth Basin in the State of Texas of which we currently own 2,325 gross acres. We currently have an aggregate of approximately 1,211 gross developed and 10,562 gross undeveloped acres pursuant to leases and/or concessions as more fully described below. It is anticipated that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional tracts of prime gas and oil producing domains, and to implement additional drilling and production development initiatives through the drilling of new wells to develop reserves and to provide revenues. We plan to continue building and increasing a strategic base of proven reserves and production opportunities within Oklahoma's Arkoma Basin, and the Dallas Fort Worth Basin in the State of Texas.

     Oak Hills Drilling and Operating LLC

     On November 9, 2004, we entered into an agreement with Oak Hills Drilling and Operating LLC ("Oak Hills") to drill a ten well program (the "Drilling Agreement"). Oak Hills is a wholly-owned subsidiary of Oak Hills Drilling and Operating International, Inc., a Nevada corporation ("Oak Hills International"). Mr. Douglas Humphreys, one of our directors, is currently the sole director and officer of both Oak Hills and Oak Hills International. We entered into the Drilling Agreement to eliminate wait times for proceeding with planned drilling initiatives due to high drilling demand and thus limited rig availability and to ensure continuous availability of a dedicated drilling rig and crew.

     On September 23, 2005, we entered into an agreement in principle to acquire 100% of the total issued and outstanding shares of Oak Hills for not less than the issuance of 3,000,000 shares of our restricted common stock at a deemed issuance price of $1.50 per share, and not less than $4,500,000 in aggregate consideration (the "Agreement"). The Agreement is subject to certain conditions precedent including but not limited to the following: (i) the prior receipt by us of a valuation acceptable to the independent members of our Board of Directors that determines the underlying value of Oak Hills, such that the resulting purchase price and final number of shares of restricted common stock issuable at closing may be accordingly adjusted upward or downward; (ii) the prior audit of Oak Hills; and (iii) mutual due diligence. As of the date of this Quarterly Report, we believe that a final definitive agreement will be entered into by the end of the year and the closing of the transaction will take place on or before December 31, 2005. The date for the originally anticipated definitive agreement of November 15, 2005 will not be met as scheduling for the completion of the audit of Oak Hills has not been finalized. The date of finalization of the audit of Oak Hills may affect the timing of the closing date.

     Oil and Gas Properties

     As of the date of this Quarterly Report, we have not reported nor filed any reserve estimates with any Federal agencies, but have commenced production from certain properties as more fully described below. During 2004, we obtained an independent reserve and economic evaluation report regarding the Wagnon Property

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

that was conducted by Fletcher Lewis Engineering, Inc. of Oklahoma but have not updated the reserve and economic evaluation report for 2005 for the inclusion of Coal Creek and Panther Creek well interests.

     In accordance with the terms and provisions of the consulting agreement with Douglas Humphreys, our director and Drilling Operations Manager (the "Consulting Agreement"), we will assign to Paluca Petroleum Inc. ("Paluca"), an affiliate of our director, Douglas Humphreys, 10% of our working interest as a carried working interest in each well drilled on our lease prospects.

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

     During 2004 and 2005, we have drilled, completed, and put four wells into production on this prospect, the Kellster #1-5, the Kyndal #2-2, the Bryce #3-2, and the Calleigh #4-2. The last well drilled on the Wagnon Prospect was completed on April 2, 2005 when the Calleigh #4-2 coal bed methane gas well commenced production. It is estimated that up to a total of five wells may be drilled on the Wagnon Property.

     We previously entered into funding agreements for the Kellster #1-5, Kyndal #2-2, Bryce #3-2, and Calleigh #4-2 wells (collectively, the "Funding Agreements"). Pursuant to the Funding Agreements, the private investors were provided with an 80% working interest and a 60.56% net revenue interest in the wells until their respective invested capital in each well is repaid, after which time the private investors will revert to an aggregate 20.1% working interest and a 15.075% net revenue interest. Oak Hills Energy, the original driller and operator of the wells, will "back-in" to a reversionary 6.7% working interest after invested capital is repaid to the private investors and we will "back-in" to a reversionary 53.2% working interest. Pursuant to the further terms and provisions of the Funding Agreements, all wells to be drilled on the Wagnon Property carry royalty interests totaling 25% to landowners and property interest holders and carried working interests of 5% to a landowner, as well as a 10% carried working interest to Paluca. Paluca also owns a non-carried working interest of 5% as part of capital participation funding provided by Paluca. As of September 30, 2005, we have received the total required funding of $1,485,000 under the Funding Agreements for drilling and completion of the four horizontal coal bed methane gas wells on the Wagnon Property. As of September 30, 2005, the private investors have been repaid an aggregate of $1,485,000 of their $1,485,000 investment under the Funding Agreements. Therefore, our back-in working interest of 53.2% in each of the four wells on the Wagnon Property has vested and the private investors have reverted in an aggregate 20.1% working interest and a 15.075% net revenue interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

     Coal Creek Prospect

     During 2004, we obtained an option to purchase an undivided 95% interest in approximately 2,500 net leasehold acres in five sections located in Hughes and Pittsburg Counties, State of Oklahoma (the "Coal Creek Prospect"). On March 12, 2004, we entered into a two-year lease for approximately 1,536 gross acres in the Coal Creek Prospect pursuant to which we have an undivided 95% working interest and a minimum 79% net revenue interest. On May 20, 2004, we entered into a two-year lease pursuant to which we acquired an additional 372 acres of the Coal Creek Prospect with a minimum 95% working interest and a 78% net revenue interest. On August 20, 2004, we entered into a two-year lease pursuant to which we acquired an additional 23 acres of the Coal Creek Prospect with a minimum 95% working interest and a 79% net revenue interest. As of the date of this Quarterly Report, the total acreage acquired in the Coal Creek Gas Prospect is approximately 1,932 gross leasehold acres.

     On March 31, 2005, we began drilling the first well on our Coal Creek Prospect, the Lex #1-34, of which we have a 50% working interest. The Lex #1-34 well has been completed and is currently in production. On April 15, 2005, we began drilling a second well on the Coal Creek Project, the Brumbaugh #1-10 well, of which we have a 22% working interest. The Brumbaugh #1-10 well has been completed and began production in May 2005. It is estimated that interests in twelve to sixteen wells may be drilled on lease acreage owned by us that forms part of the Coal Creek Prospect.

     On May 31, 2005, we began drilling a third coal bed methane well on the Coal Creek Prospect, the Ellis #1-15, of which we have an 88.5% working interest. Drilling of this well has encountered a shallow "Bartlesville Sand" as zone that produced a significant gas flair upon testing of the zone. The zone was logged, underwent economic and geological study to assess commercial potential of the new, non-CBM gas zone, and we attempted completion in the Bartlesville Sand zone without success due to intrusion of water from a salt water disposal well. As a result, procedures are under evaluation for the completion of the well in the originally targeted, Hartshorne CBM gas zone that management believes is unaffected by the intrusion of water.

     In accordance with the terms and provisions of the consulting agreement with Douglas Humphreys (the "Consulting Agreement"), we have assigned to Paluca as an earned carried interest 10% of our working interest as a carried working interest in each well completed on the Coal Creek Gas Prospect.

     During June to August 2005, we obtained loans in the aggregate amount of $1,165,000, which loans were secured against our interests in the Coal Creek Prospect (the "Coal Creek Loans"). As of September 30, 2005, we had repaid the Coal Creek Loans in the aggregate principal amount of $1,165,000 and accrued interest of $41,058, thus discharging the security interest against our Coal Creek Prospect. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

     Panther Creek Prospect

     On March 12, 2004, we entered into a three-year lease of approximately 292 acres located in five separate sections in the Panther Creek coal bed methane gas prospect located in Hughes County, State of Oklahoma (the "Panther Creek Prospect"). We have a 100% working interest and an approximate 81% net revenue interest in the acreage acquired in the Panther Creek Prospect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

     A portion of the acreage in the Panther Creek Prospect is subject to three division pooling orders by Newfield Exploration Mid-Continent Inc., a subsidiary of Newfield Exploration Company ("Newfield"), for three wells to be drilled and operated by Newfield in which we have elected to participate. On January 25, 2005, we entered into the joint operating agreement with Newfield to participate in the proposed wells to be drilled (the "Joint Operating Agreement"). Pursuant to the terms and provisions: (i) Newfield shall drill and operate the first well and explore other zones up to 8,500 feet in depth; (ii) we have an approximate 25% working interest in the first completed well; (iii) we have an approximate 10.94% working interest in the second proposed well; (iv) we have an approximate 4.06% working interest in the third proposed well; and (v) Newfield has up to approximately the end of fiscal year 2005 to drill such wells.

     On February 9, 2005, Newfield commenced drilling on the first well, the POE #1-29 and, as of March 21, 2005, the POE #1-29 gas well commenced production from a Woodford Shale gas zone. As of the date of this Quarterly Report, Newfield had proposed the drilling of a second horizontal test well in which we would have a 10.94% working interest. The Company has elected not to participate in the well based on management's analysis of the proposal by Newfield and amendments thereto.

     South Lamar Prospect

On April 21, 2004, we entered into a two-year lease agreement to acquire a 100% working interest and a 78.5% net revenue interest in 960 gross undeveloped acres to develop coal bed methane gas wells in Hughes County, State of Oklahoma (the "South Lamar Prospect"). On July 26, 2004, we acquired a further 183.98 gross acres in the South Lamar Prospect pursuant to which we hold a 100% working interest and a 79% net revenue interest. We have previously prepared the drill site for the first proposed well on this prospect, the Goodson #1-24 well. As of the date of this Quarterly Report, the Company decided not to proceed with the drilling of the planned "Goodson #1-23" coal bed methane Hartshorne Coal targeted gas well pending reassessment of costs and techniques utilized to drill and complete wells. Cost escalations relating to the drilling and completion of horizontal CBM wells by the Company have increased at least 40% since 2004 affecting potential investment returns to the Company. Various well drilling and completion related cost reduction techniques are under evaluation by management.

     Middlecreek Prospect

     On May 24, 2004, we entered into an agreement to acquire an undivided 100% working interest and a 70% net revenue interest in 320 gross leasehold acres located in two sections in the Middlecreek Prospect located in Hughes County, State of Oklahoma (the "Middlecreek Prospect"). Rights to drill all geological zones are included and primary gas targets include the Caney shale and Hartshorne coal zones with further possibilities in the Booch, Stuart, and Savannah zones. The Middlecreek Prospect includes a 2,000 foot gas pipeline and pipeline right of way.

     H-9 Prospect

     On June 29, 2004, we entered into an option agreement to purchase a leasehold interest and a net revenue interest in approximately 4,600 net leasehold acres located in approximately 38 sections of the H-9 Prospect in Hughes and McIntosh counties, State of Oklahoma (the "H-9 Prospect"). On July 29, 2004, we entered into three to four year lease agreements to acquire an undivided 100% leasehold interest and a 79.25% net revenue interest in the 4,600

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

gross leasehold acres on the H-9 Prospect. On July 19, 2004, we entered into another three-year lease to acquire a 100% leasehold interest and a 78.25% net revenue interest in an additional 325 gross acres of gas target drillable acreage on the H-9 Prospect.

     Barnett Shale Project

     On June 2, 2005, as amended July 14, 2005, we entered into a definitive agreement with a Texas-based limited partnership (the "Barnett Agreement"), regarding a gas well horizontal drilling venture in the Jack, Wise, and Palo Pinto Counties in the State of Texas (the "Barnett Shale Project"). Pursuant to the terms and provisions of the Barnett Agreement: (i) we will be able to acquire a working interest of between 75% to 100% in the wells to be drilled on the Barnett Shale Project with net revenues interests ranging from 70% to 75%, and to increase the initial acreage up to approximately 3,700 net leasehold acres; (ii) we paid a non-refundable deposit of $100,000 with the balance of the funds due by August 19, 2005, which $100,000 deposit shall be credited against the total purchase price to be paid by us for the working interest in up to 3,687 net leasehold acres; (iii) we will pay our pro-rata share of net leasehold acres we acquire; (iv) in the event we purchase the maximum 100% working interest, we will receive a minimum 70% net revenue interest on the leases without any carried interest to the Texas limited partnership, with the remaining net revenue interest to be reserved as an overriding royalty interest for the Texas limited partnership; (v) in the event we purchase a 75% working interest, we will receive a 56.25% net revenue interest on the leases and we will carry for the Texas limited partnership a 10% working interest in the drilling, completion and equipping of the pipeline on all wells drilled on the acreage purchased by us; (vi) we will be responsible for our pro-rata share of acreage costs; and (vii) our contract operator, Oak Hills, will be the operator for the project.

     On September 25, 2005, we acquired our first lease in the Barnett Shale Project. We acquired approximately 2,325 net leasehold acres for $1,107,000. We anticipate that this acquisition will provide us with up to 16 additional horizontal Barnett Shale gas drilling sites with access to existing pipeline networks. We anticipate, that subject to financing, that the first well will be spudded in November-December 2005 and that all drilling on the acquired acreage will be completed in less than two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

     Wells Developed on Oil and Gas Properties

     As of the date of this Quarterly Report, the following table summarizes wells and working interests in wells under current development initiatives:

---------------- ----------------- -------------------- ------------------------
Company          Well Name         Interest             Status
Lease/Prospect
---------------- ----------------- -------------------- ------------------------
Wagnon           Kellster #1-5     53.2% Back WI APO    Producing
---------------- ----------------- -------------------- ------------------------
Wagnon           Kyndal #2-2       53.2% Back WI APO    Producing
---------------- ----------------- -------------------- ------------------------
Wagnon           Bryce #3-2        53.2% Back WI APO    Producing
---------------- ----------------- -------------------- ------------------------
Wagnon           Calleigh #4-2     53.2% Back WI APO    Producing
---------------- ----------------- -------------------- ------------------------
Panther Creek    POE #1-29         25.7% WI             Producing
---------------- ----------------- -------------------- ------------------------
Coal Creek       LEX #1            50.1% WI             Producing
---------------- ----------------- -------------------- ------------------------
Coal Creek       Brumbaugh #1-10   22.2% WI             Producing
---------------- ----------------- -------------------- ------------------------
Coal Creek       Ellis #1-15       88.5% WI             Under analysis for
                                                        drilling and completion
                                                        techniques
---------------- ----------------- -------------------- ------------------------
South Lamar      Goodson #1-23     87.5% WI             Site abandoned, division
                                                        pooling order lapsed
---------------- ----------------- -------------------- ------------------------

     To date, we have committed to interests in eight gas wells, seven of which are producing. We estimate that we have additional available acreage suitable for the drilling of a further seventy to one hundred, primarily coal bed methane gas wells in the state of Oklahoma and 16 Barnett Shale wells in the state of Texas.

RESULTS OF OPERATION

Nine-Month Period Ended September 30, 2005 Compared to Nine-Month Period Ended September 30, 2004

     Our net loss for the nine-month period ended September 30, 2005 was approximately ($6,469,152) compared to a net loss of ($5,175,168) during the nine-month period ended September 30, 2004 (an increase of $1,293,984).

     During the nine-month period ended September 30, 2005, we generated $530,721 in oil and gas revenue compared to $305,756 in oil and gas revenue generated during the same period in 2004 (an increase of $224,965), resulting primarily from the sale of gas produced from an increasing number of coal bed methene gas well interests brought into production. Depletion and operating costs and taxes of $244,641 and $180,073, respectively, increased during the nine-month period ended September 30, 2005 compared to depletion and operating costs and taxes of $112,186 and $21,641, respectively, incurred in the same period in 2004. The increase in depletion and operating expenses and taxes during the nine-month period ended September 30, 2005 from the nine-month period ended September 30, 2004 was primarily the result of the increase in operating costs and estimated depletion resulting from the increased number of operating

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

wells. Gross profit of $106,007 generated during the nine-month period ended September 30, 2005 was further reduced by an aggregate of $6,575,159 from other expenses incurred, resulting in a net loss of ($6,469,152). The gross profit of $171,929 generated during the nine-month period ended September 30, 2004 was reduced by an aggregate of $5,347,097 from other expenses incurred, resulting in a net loss of ($5,175,168).

     During the nine-month period ended September 30, 2005, we incurred other expenses in the aggregate amount of $6,575,179 compared to $5,347,097 incurred during the same period in 2004 (an increase of $1,228,082), which consisted of:
(i) general and administrative expenses of $1,287,170 (2004: $2,307,567); (ii) consulting fees - stock based compensation relating to the fair value of stock options granted to consultants of $1,913,991 (2004: $2,989,221); and (iii) interest and finance fees expense of $3,373,998 (2004: $50,309). The increase in other expenses incurred during the nine-month period ended September 30, 2005 compared to the same period during 2004 resulted primarily from the increase in interest and finance fees expense associated with the promissory notes issued in September 2005. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

     Of the $6,575,159 incurred as other expenses during the nine-month period ended September 30, 2005, an aggregate of $90,000 was incurred payable to International Market Trend ("IMT") for amounts due and owing for operational, administrative and financial services rendered during the nine-month period ended September 30, 2005. On November 10, 2003, we entered into a consulting agreement with IMT (the "Consulting Agreement"), whereby IMT performs a wide range of management, administrative, financial, and business development services for us. On February 1, 2005, we granted to IMT an aggregate of 500,000 stock options exercisable at $1.00 per share for a period of five years. On February 1, 2005, we granted to IMT an aggregate of 100,000 stock options registered under an S-8 Registration Statement exercisable at $0.16667 per share for a period of five years. On August 19, 2005, we also granted to IMT an aggregate of 1,150,000 stock options exercisable at $1.25 per share for a period of five years.

     Of the $6,575,159 incurred as other expenses during the nine-month period ended September 30, 2005, an aggregate of $149,150 was incurred to our officers for management fees. Furthermore, $153,708 was recorded as additional compensation expense to one of our directors, Mr. Humphreys, relating to the estimated valuation of his 10% carried working interest in our wells developed during the nine-month period ended September 30, 2005. On July 12, 2004, we entered into a consultation agreement (the "Humphreys Consultation Agreement") with Lexington Oil & Gas and Mr. Humphreys. Pursuant to the Humphreys Consultation Agreement, Mr. Humphreys assists in overseeing the drilling operations and the completion and management of our wells. Mr. Humphreys compensation pursuant to the terms and provisions of the Humphreys Consultation Agreement is: (i) $7,500 per month; (ii) the assignment of up to 10% carried working interest of the Company's working interest in every well drilled on all properties held by us; (iii) the right to purchase up to an additional 5%
working interest in all wells drilled by us on our properties provided that funds for this participation are paid prior to the commencement of drilling of said wells; and (iv) grant of 200,000 Stock Options to purchase shares of our common stock at an exercise price of $3.00 per share (which were granted July
2004). The Humphreys Consultation Agreement can be terminated at any time with ninety days written notice by either party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

     As discussed above, the increase in net loss during the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004 is attributable primarily to the increase in interest and finance fees expense. Our net loss during the nine-month period ended September 30, 2005 was approximately ($6,469,152) or ($0.37) per share compared to a net loss of ($5,175,168) or ($0.35) during the nine-month period ended September 30, 2004. The weighted average number of shares outstanding was 17,375,441 for the nine-month period ended September 30, 2005 compared to 14,632,326 for the nine-month period ended September 30, 2004 (which had been restated in accordance with the forward stock split of three-for-one shares of common stock effected January 26, 2004).

Three-Month Period Ended September 30, 2005 Compared to Three-Month Period Ended September 30, 2004

     Our net loss for the three-month period ended September 30, 2005 was approximately ($4,645,900) compared to a net loss of ($881,920) during the three-month period ended September 30, 2004 (an increase of $3,763,980).

     During the three-month period ended September 30, 2005, we generated $137,458 in oil and gas revenue compared to $211,549 in oil and gas revenue generated during the same period in 2004 (a decrease of $74,091), resulting primarily from the sale of gas produced from coal bed methane gas wells on the Wagnon Property. Oil and gas revenue decreased during the three-month period ended September 30, 2005 compared to the same period during 2004 primarily as a result of well production decreases relating to the installation and management of well dewatering systems, and lower than anticipated operating performance from the Company's interest in Newfield's POE #1-29 previously estimated and accrued. Depletion and operating costs and taxes of $104,761 and $58,612, respectively, increased in the aggregate during the three-month period ended September 30, 2005 compared to depletion and operating costs and taxes of $105,628 and $14,458, respectively, incurred during the same period in 2004. The increase in depletion and operating expenses and taxes during the three-month period ended September 30, 2005 from the three-month period ended September 30, 2004 was primarily the result of the increase in well operating costs and estimated depletion resulting from the increased number of operating wells. The operating loss of ($25,915) generated during the three-month period ended September 30, 2005 was further reduced by an aggregate of $4,619,985 from other expenses incurred, which resulted in a net loss of ($4,645,900). The operating profit of $91,463 generated during the three-month period ended September 30, 2004 was reduced by an aggregate of $973,383 from other expenses incurred, which resulted in a net loss of ($881,920).

     During the three-month period ended September 30, 2005, we incurred other expenses in the aggregate amount of $4,619,985 compared to $973,383 incurred during the same period in 2004 (an increase of $3,646,602), which consisted of:
(i) general and administrative expenses of $116,499 (2004: $949,459); (ii) consulting fees - stock based compensation relating to the fair value of stock options granted to consultants of $1,138,238 (2004: $-0-); and (iii) interest and finance fees expense of $3,365,248 (2004: $23,924). The increase in other expenses incurred during the three-month period ended September 30, 2005 compared to the same period during 2004 resulted primarily from the increase in interest and finance fees expense.

     As discussed above, the increase in net loss during the three-month period ended September 30, 2005 compared to the three-month period ended September 30, 2004 is attributable primarily to the increase in interest and finance fees

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

expense. Our net loss during the three-month period ended September 30, 2005 was approximately ($4,645,900) or ($0.26) per share compared to a net loss of ($881,920) or ($0.06) during the three-month period ended September 30, 2004. The weighted average number of shares outstanding was 17,557,753 for the three-month period ended September 30, 2005 compared to 15,319,693 for the three-month period ended September 30, 2004 (which had been restated in accordance with the forward stock split of three-for-one shares of common stock effected January 26, 2004).

LIQUIDITY AND CAPITAL RESOURCES

     Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Nine-Month Period Ended September 30, 2005

     As of the nine-month period ended September 30, 2005, our current assets were $1,624,547 and our current liabilities were $2,455,451, which resulted in a working capital deficit of $830,904. As of the nine-month period ended September 30, 2005, our total assets were $7,106,903 consisting of: (i) $1,011,538 in cash and cash equivalents; (ii) $162,984 in accounts receivable; (iii) $12,000 in prepaid expenses; (iv) $858,887 in deferred charges; (v) $2,710,046 carrying value of proved oil and gas properties (net of accumulated depletion); (vi) $2,348,949 carrying value of unproved oil and gas properties; and (vii) $2,499 in other property and equipment (net of accumulated depreciation). As of the nine-month period ended September 30, 2005, our total liabilities were $3,670,894 consisting of: (i) $616,146 in accounts payable and accrued liabilities; and (ii) $3,054,748 in current and non-current portion of promissory notes.

     Stockholders' equity increased from $1,685,514 for fiscal year ended December 31, 2004 to $3,436,009 for the nine-month period ended September 30, 2005.

     We have not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2005, net cash flows used in operating activities was ($1,047,012) compared to net cash flows used in operating activities for the nine-month period ended September 30, 2004 of ($1,141,114). Net cash flows used in operating activities for the nine-month period ended September 30, 2005 consisted primarily of a net loss of ($6,469,152). Net cash flows used in operating activities was adjusted by $1,913,991 to reconcile the non-cash expense of the grant of stock options and by $244,641 to reconcile the non-cash expense of oil and gas depletion.

     Net cash flows used in investing activities was ($2,245,408) for the nine-month period ended September 30, 2005 compared to net cash flows used in investing activities for the nine-month period ended September 30, 2004 of ($2,251,034), which primarily pertained to the acquisition of the oil and gas properties.

     Net cash flows from financing activities was $3,977,665 for the nine-month period ended September 30, 2005 compared to net cash flows from financing activities for the nine-month period ended September 30, 2004 of $4,798,365. Net cash flows from financing activities for the nine-month period ended September 30, 2005 consisted of $4,645,950 (2004: $500,000) in convertible notes (net of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

introduction and legal fees), $512,630 net proceeds on sale of common stock (2004: $3,281,075), and $-0- in drilling advances (2004: $279,306), which amounts were adjusted, respectively, by ($1,180,915) in repayment of drilling advances.

PLAN OF OPERATION

     During the nine-month period ended September 30, 2005, we completed the sale of a secured and convertible note private placement (the "Private Placement") with certain accredited investors (each an "Investing Note Holder") for aggregate proceeds of $5,260,000 pursuant to the terms and conditions of certain subscription agreement as entered into between us and each such Investing Note Holder. Subsequently, we also received an additional $600,000 in convertible note and warrant financing under identical terms and conditions, bring our aggregate convertible debt financing to $5,860,000. See "Material Commitments" and "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

     Furthermore, during fiscal year 2004, we completed a private placement offering of an aggregate of 1,700,686 Units at a purchase price of $1.47 per Unit for net proceeds of approximately $2,319,264. Included in the net proceeds was the exchange of two of our outstanding promissory notes in the aggregate principal amount of $500,000 plus accrued interest of $12,637 for Units, resulting in the issuance of 376,318 Units. Each Unit consists of one share of our common stock and one warrant to purchase a share of our common stock at an exercise price of $1.68 (the "September Warrants"). The September Warrants from the offering were exercisable for a term of 180 days after the Registration Statement was declared effective on January 21, 2005 creating an expiry term of July 23, 2005. During the first and second quarters of 2005, an aggregate of 304,367 September Warrants were exercised for aggregate proceeds of $495,964, net of $15,373 in brokers' fees. The remaining 1,396,319 September Warrants have expired.

     Existing working capital, further advances and possible debt instruments, anticipated warrant exercises, further private placements, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) drilling initiatives; (iii) property acquisitions' and (iv) working capital and administration. We intend to finance these expenses with further issuances of securities, debt and or advances, and revenues from operations. Thereafter, we expect we will need to raise additional capital and increase its revenues to meet long-term operating requirements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

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

MATERIAL COMMITMENTS

     In accordance with the terms and provisions of the Private Placement with certain Investing Note Holders for aggregate proceeds of $5,860,000, we issued an aggregate of $5,860,000 in secured, convertible two-year promissory notes bearing 8% interest to the Investing Note Holders (collectively, the "Convertible Promissory Notes"). See "Part II. Other Information. Item 2 Changes in Securities and Use of Proceeds".

     We are committed to repay the Investing Note Holders outstanding amounts of principal and interest accrued at 8% per annum on an aggregate face value of $5,860,000 in Convertible Notes. Twenty monthly principal and interest payments are payable either in cash or shares of our common stock at the rate of $1.00 per share (the "Fixed Conversion Price") beginning on January 16, 2005 if our share price is trading above $1.00 per share at the date of payment. Commencing on the fourth month anniversary of the closing date of the issue of the Convertible Notes (September 16, 2005), and on the first date of each month thereafter, the Convertible Notes must be repaid in cash or shares in the amount equal to 5% of the principal amount of the Convertible Notes together with all accrued interest due and payable up to the repayment date. If our shares of common stock are trading at less than $1.00 per share at the date of repayment, then we may repay monthly principal and interest due in either cash of shares of common stock at a different rate than the Fixed Conversion Price. If the volume weighted average share price (the "VWAP") of the five trading days prior to a month payment date is less than the Fixed Conversion Price, then we may pay the monthly amount in cash or registered shares of our common stock at 75% of the VWAP for the five trading days prior to the month payment date. The holders of the Convertible Notes have a secured first interest in our assets.

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

ITEM III. CONTROLS AND PROCEDURES

     An evaluation was conducted under the supervision and with the participation of our management, including Grant Atkins, our President and Chief Executive Officer, and Vaughn Barbon, our Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at September 30, 2005. Based on that evaluation, Messrs. Atkins and Barbon concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the nine-month period ended September 30, 2005. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

     Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the nine-month period ended September 30, 2005 filed with the Securities and Exchange Commission.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

CONVERITBLE NOTES

     In accordance with the terms and provisions of the Private Placement with certain Investing Note Holders for aggregate proceeds of $5,860,000, we issued:
(i) an aggregate of $5,860,000 in secured, convertible two-year promissory notes bearing 8% interest to the Investing Note Holders (collectively, the "Convertible Promissory Notes"); (ii) for every two shares of our common stock purchasable in accordance with the conversion provisions of the Convertible Promissory Notes, one Class A Warrant, for an aggregate of 2,930,000 Class A Warrants, to purchase a share of our common stock at an exercise price of $1.50 per share for a three-year term after a registration statement has been declared effective by the Securities and Exchange Commission; (iii) for every two shares of our common stock purchasable in accordance with the conversion provisions of the Convertible Notes, one Class B Warrant, for an aggregate of 2,930,000 Class B Warrants, to purchase an additional share of our common stock at an exercise price of $1.25 per share for a one-year term after a registration statement has been declared effective by the Securities and Exchange Commission; and (iv) 586,000 finder's Warrants to purchase shares of our common stock at an exercise price of $1.00 per share for a term of three-years after the registration statement has been declared effective by the Securities and Exchange Commission.

COAL CREEK LOANS

     From June through August 2005, we obtained loans in the aggregate amount of $1,165,000, which loans were secured against our interests in the Coal Creek Prospect (the "Coal Creek Loans"). As of September 30, 2005, we have repaid the Coal Creek Loans in the aggregate principal amount of $1,165,000 and accrued interest of $41,058, thus discharging the security interest against our Coal Creek Prospect. We also issued 233,000 warrants exercisable at $3.00 per share with exercise terms until May 31, 2010.

EXERCISE OF SHARE PURCHASE WARRANTS

     As of the date of this Quarterly Report, we have issued an aggregate of 304,367 shares of common stock to shareholders pursuant to the exercise of the September Warrants. During fiscal year 2004, we completed the sale of an aggregate of 1,700,686 Units at a purchase price of $1.47 per Unit for net proceeds of approximately $2,319,264. Included in the net proceeds was the exchange of two of our outstanding promissory notes in the aggregate principal amount of $500,000 plus accrued interest of $12,637 for Units, resulting in the issuance of 376,318 Units. Each Unit consisted of one share of our common stock and one warrant to purchase a share of our common stock at an exercise price of $1.68.

     As of the date of this Quarterly Report, an aggregate of 304,367 September Warrants were exercised for aggregate proceeds of $495,964, net of $15,373 in brokers' fees. The 304,367 shares of common stock were issued to the shareholders in reliance on the registration provisions of the Securities Act of 1933, as amended, in accordance with the terms of the Registration Statement. The September Warrants were exercisable until July 23, 2005 and unexercised warrants have expired.

EXERCISE OF STOCK OPTIONS

     During the nine-month period ended September 30, 2005, an aggregate of 100,000 Stock Options were exercised at $0.16667 per share for cash proceeds of $16,667. The shares of common stock were issued to the shareholder in accordance with the S-8 Registration Statement.

Amendment to Stock Option Plan

     We current have one equity compensation plan, our amended Stock Option Plan (the "Amended SOP") dated August 19, 2005, which provides for the issuance of stock options for services rendered to us. Our Board of Directors is vested with the power to determine the terms and conditions of the stock Options. The Amended Stock Option Plan includes 7,500,000 shares. As of December 31, 2004, 4,200,000 stock options under our previous stock option plan had been granted and 3,665,000 stock options had been exercised which, by adoption of the amended SOP, now form part of our Amended SOP. During the nine month period ended September 30, 2005, we have granted an aggregate of 2,600,000 additional stock options under our Amended Stock Option Plan as follows: (i) 500,000 stock options at an exercise price of $1.00 per share, 100,000 stock options at an exercise price of $0.1667 both granted on February 1, 2005 exercisable for a period of five years, and (ii) 2,000,000 stock options at an exercise price of $1.25 granted on August 19, 2005 exercisable for a period of five years.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

     31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

     31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

     32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K:

     Report on Form 8-K Item 5.01 filed on February 18, 2005. Report on Form 8-K
     Item 1.01 filed on June 8, 2005. Report on Form 8-K Item 3.02 filed on September 20, 2005. Report on Form 8-K Item 1.01 filed on September 23, 2005. Report on Form 8-K Item 1.01 filed on September 29. 2005.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LEXINGTON RESOURCES, INC.

Dated: November 14, 2005                   By: /s/ Grant Atkins
                                             ---------------------------
                                             Grant Atkins, President and
                                             Chief Executive Officer


Dated: November 14, 2005                  By: /s/ Vaughn Barbon
                                            ---------------------------
                                             Vaughn Barbon, Chief Financial
                                             Officer