Form 10KSB
period 2005-12-31
LEXINGTON RESOURCES INC
filed 2006-03-31
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2005

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from _____ to _______

                         Commission file number 0-25455

                              LEXINGTON RESOURCES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                                 88-0365453
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                              Identification No.)

                             7473 West Lake Mead Road
                              Las Vegas, Nevada 89128
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 382-5139
                           ---------------------------
                           (Issuer's telephone number)

          Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None
                               -----------------
                                (Title of class)

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

                             Yes    [X]      No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

     State issuer's revenues for its most recent fiscal year (ending December 31, 2005): $693,860.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 31, 2006: $10,225,104.49

          Applicable Only to issuers Involved in Bankruptcy Proceedings
                        During the Preceding Five Years.

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

                               Yes [ ]    No [ ]


                    Applicable Only to Corporate Registrants

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                             Outstanding as of March 28, 2006
--------------------------------------------------------------------------------
Common Stock, $.00025 par value                        28,573,654

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

INDEX

NDEX

ITEM 1. DESCRIPTION OF BUSINESS .......................................... 5

ITEM 2. DESCRIPTION OF PROPERTIES ....................................... 35

ITEM 3. LEGAL PROCEEDINGS ............................................... 35

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............. 35

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ............ 35

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION ........................... 40

ITEM 7. FINANCIAL STATEMENTS ............................................ 46

        CONSOLIDATED BALANCE SHEET ...................................... 48

        CONSOLIDATED STATEMENT OF OPERATIONS ............................ 49

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY .................. 50

        CONSOLIDATED STATEMENTS OF CASH FLOWS ...................... 51 - 52

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...................... 53

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE .......................... 80

ITEM 8A. CONTROLS AND PROCEDURES ........................................ 80

ITEM 8B.  OTHER INFORMATION ............................................. 81

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                   EXCHANGE ACT ......................................... 81

ITEM 10.EXECUTIVE COMPENSATION .......................................... 84

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT ............................................... 87

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................. 89

ITEM 13.EXHIBITS ........................................................ 92

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES .......................... 94

SIGNATURES .............................................................. 94

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

Available Information

     Lexington Resources, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Forms 10-KSB, SB2 and 8K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

                                     PART I

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

CURRENT BUSINESS OPERATIONS

General

     We are a natural resource exploration and production company currently engaged in the acquisition and development of oil and gas properties in the United States. Our wholly owned subsidiary, Lexington Oil & Gas Ltd. Co., an Oklahoma limited liability company ("Lexington"), previously acquired a 590 gross acre section of farm-out acreage in Pittsburg County, Oklahoma for the development and production of coal bed methane gas (the "Wagnon Property"). We have drilled, completed and are producing gas from four wells drilled on the Wagnon Property each with a 53.2% back-in working interest to Lexington.

     During fiscal year 2004, we consummated the acquisition of gross leasehold acres in the Arkoma Basin in the State of Oklahoma, including 1,932 gross leasehold acres in the Coal Creek Prospect, 292 gross acres in the Panther Creek Prospect, 320 gross acres in the Middlecreek Prospect, 4,850 gross acres in the H-9 Prospect, and a further 320 gross acres in the area of the H-9 Prospect. We hold an 85% working interest and a 79% net revenue interest in approximately 1,932 gross acres on the Coal Creek Prospect. We have drilled, completed and are producing gas from two wells drilled on the Coal Creek Prospect. We hold a 90% working interest and an 81% net revenue interest in approximately 292 gross acres on the Panther Creek Prospect. On January 25, 2005, we entered into a joint operating agreement with Newfield Exploration Mid-Continent, Inc. to participate in one of three proposed wells to be drilled in the vicinity of our leases in the Panther Creek Prospect. This well has been drilled, and completed..

     We have experienced delays in obtaining drilling rigs in the past due to the high drilling demand in the Arkoma Basin where we have been concentrating our coal bed methane and other gas targeted production and land leasing programs. On November 9, 2004, we announced that we had reached an agreement with Oak Hills Drilling and Operating, LLC, ("Oak Hills") to drill a ten well program. Oak Hills is an Oklahoma based private drilling and well operating contractor that is our designated oil and gas operator for all our Company operated well interests. Oak Hills provides drill rig and drilling expertise for us to execute our planned drilling initiatives. Oak Hills is the wholly owned subsidiary of Oak Hills Drilling and Operating International, Inc., a Nevada corporation. Mr. Douglas Humphreys, one of our directors, is currently the sole director and officer of both Oak Hills and Oak Hills Drilling and Operating International, Inc.

     Our transfer agent is Transfer OnLine, Inc., 317 S.W. Alder Street, Portland, Oregon 97204.

Acquisition of Oak Hills

     On September 23, 2005, we entered into an agreement in principle (the "Agreement") to acquire 100% of the total issued and outstanding shares of Oak Hills. The Agreement was subject to certain conditions precedent including but not limited to: (i) the prior receipt by us of a valuation acceptable to the independent members of our Board of Directors that determined the underlying value of the assets of Oak Hills; (ii) the prior audit of Oak Hills; and (iii) mutual due diligence. During December 2005, we obtained an independent third party valuation of the underlying assets of Oak Hills.

     On January 23, 2006, we entered into a definitive share exchange agreement (the "Oak Hills Share Exchange Agreement") with Oak Hills International, Inc., Oak Hills, and each of the shareholders of Oak Hills International, Inc. (the "Oak Hills International Shareholders"), pursuant to which the Oak Hills International Shareholders agreed to sell to us the total issued and outstanding shares of Oak Hills International, Inc. and its wholly owned subsidiary, Oak Hills in consideration of the issuance by us to the Oak Hills International Shareholders of an aggregate of 6,000,000 shares of restricted common stock in the capital of the Company at a price of approximately $0.64 per share. See " - Material Contracts"; "Item 5. Market for Registrant's Common Equity and Related Stock holder Matters - Recent Issuances of Unregistered Securities"; and "Item
12. Certain Relationships and Related Transactions."

     Oak Hills is currently our designated oil and gas operator for our Company operated Coal Bed Methane ("CBM") well interests in the Arkoma Basin, Oklahoma and Barnett Shale, Texas Project leases. Oak Hills was originally created to drill and operate according to its exploration and development program when we had difficultly obtaining drilling rigs during the latter half of fiscal year 2004. On November 9, 2004, we had entered into an agreement with Oak Hills to drill a ten well program (the "Drilling Agreement"). We entered into the Drilling Agreement to eliminate wait times for proceeding with planned drilling initiatives due to high drilling demand and thus limited rig availability and to ensure continuous availability of a dedicated drilling rig and crew. We believe that by having Oak Hills drill our prospects, we will immediately decrease our drilling costs on a consolidated basis and increase our control over our oil and gas leasehold developments enabling us to evolve into a vertically integrated junior oil and gas company with the capacity to take oil and gas from land acquisition through drilling and to completion and production.

     Oak Hills is a full service well drilling, operating and completion company and owns a 10,000 foot operating depth Wilson Giant triple mechanical drilling rig outfitted with both triplex and duplex mud pumps capable of drilling acreage owned by us in both the Barnett Shale areas of Texas and the Arkoma Basin in Oklahoma. In addition to its Wilson Giant drilling rig, Oak Hills has a well workover rig, trucks, dozer, backhoe, trailers and well and pipeline completion equipment. Oak Hills operates at least 75 wells for private clients in addition to us on a contractual basis. Oak Hills employs approximately 30 to 35 people and its Wilson Giant drilling rig operates on a twenty-four hour basis. Fiscal year 2005 was Oak Hills' first year of substantial operating since acquiring its drilling rig in late 2004. Oak Hills spent the latter quarter of 2004 and the first quarter of 2005 rebuilding and updating its Wilson Giant drilling rig. The drilling rig has been operating since April 2005 drilling horizontal Barnett Shale wells in the Dallas/Ft. Worth Basin drilling as a third party contractor, and most recently, for the Company on its Oliver Lease in Tarrant County, Texas.

OIL AND GAS PROPERTIES

     As of December 31, 2005, we maintain an aggregate of approximately 2,814 gross developed acres and 8,959 gross undeveloped acres pursuant to leases and/or concessions as described below. Of that acreage, we maintain approximately 2,814 gross developed acres and 6,634 gross undeveloped acres in the Arkoma Basin in the State of Oklahoma and 2,325 gross undeveloped acres in the Barnett Shale play in North Texas. As at the date of this annual report, we have acquired a further 912 gross undeveloped acres in the Barnett Shale play in North Texas and entered into an agreement to acquire a further 50% working interest in a further 5,000 gross undeveloped acres in the Barnett Shale play in North Texas.

Wagnon Lease

     We purchased a 80% working interest and a 60.56% net revenue interest in approximately 590 gross acres of a gas lease located on the Wagnon Lease in Pittsburg County, Oklahoma (the "Wagnon Lease"). The gas lease was acquired from Oak Hills Energy, Inc. ("Oak Hills Energy"), which acquired the lease pursuant to a farm-out agreement with Quinton Rental & Repair Services, Inc. (the "Wagnon Farm-Out Agreement"). Our interest relating to the Wagnon Property is subject to farm-out agreements equating to a total 20% working interest between Paluca Petroleum, Inc. ("Paluca"), an affiliate of one of our directors, Douglas Humphreys, as well as Oak Hills Energy, Inc., and the lessee of the Wagnon Property.

     As of the date of this Annual Report, we have drilled, completed, and put four coal bed methane gas wells into production on this prospect, the Kellster #1-5, the Kyndal #2-2, the Bryce #3-2, and the Calleigh #4-2. The Kellster #1-5 was drilled to a depth of approximately 2,400 feet vertically and 2,200 feet horizontally and has been producing since the middle of February 2004.

     The Kyndal #2-2 was completed in June 2004 to a depth of approximately 2,400 feet vertically and 2,200 feet horizontally and is located in close proximity to the Kellster #1-5 well. The Kyndal #2-2 well feeds directly into the existing pipeline and compressor station infrastructure located on the Wagnon Lease.

     The Bryce #3-2 was completed in August 2004 and is in production. The Bryce #3-2 well is also located in close proximity to the Kellster #1-5 well. Completion of drilling of the Bryce #3-2 well resulted in vertical depths of approximately 2,400 feet with an approximate 2,000 foot horizontally drilled section utilizing drilling protocols similar to those previously utilized in the drilling of the Kellster #1-5 and Kyndal #2-2 wells.

     The last well drilled on the Wagnon Prospect was completed on April 2, 2005 when the Calleigh #4-2 commenced production. The Calleigh #4-2 well resulted in vertical depths of approximately 2,600 feet with an approximate 1,800 foot horizontally drilled section.

     As of the date of this Annual Report, it is estimated that up to a total of five wells may be drilled on the Wagnon Property.

     We previously entered into funding agreements for the Kellster #1-5, Kyndal #2-2, Bryce #3-2, and Calleigh #4-2 wells (collectively, the "Funding Agreements"). Pursuant to the Funding Agreements, private investors were provided with an 80% working interest and a 60.56% net revenue interest in the wells until their respective invested capital in each well is repaid, after which time the private investors will revert to an aggregate 20.1% working interest and a 12.17% net revenue interest. Oak Hills Energy, the original driller and operator of the wells, will "back-in" to a reversionary 6.7% working interest after the working interest capital is repaid and Lexington Oil & Gas will "back-in" to a reversionary 53.2% working interest. Pursuant to the further terms and provisions of the Funding Agreements, all wells drilled on the Wagnon Lease carry royalty interests totaling 25% to landowners and property interest holders and carried working interests of 5% to a landowner, as well as a 10% carried working interest to Paluca. Paluca also owns a non-carried working interest of 5% as part of capital participation funding provided by Paluca. During fiscal year 2005, we received the total required funding of $1,485,000 under the Funding Agreements for drilling and completion of the four horizontal coal bed methane gas wells on the Wagnon Property. As of September 19, 2005, the Company had repaid the funding investors the balance of their unpaid capital, which totaled $1,180,915 as of December 31, 2004 to acquire Lexington's back-in 53.2% working interest and 32.22% net revenue interest in the four wells developed on the Wagnon lease under the Funding Agreements. Therefore, as of the date of this Annual Report, our back-in working interest of 53.2% (32.22% net revenue interest) in each of the four wells on the Wagnon Property has vested and the private investors have reverted to an aggregate 20.1% working interest and a 12.17% net revenue interest.

Coal Creek Prospect

     During fiscal year 2004, we obtained an option to purchase an undivided 95% interest in approximately 2,500 net leasehold acres in five sections located in Hughes and Pittsburg Counties, State of Oklahoma (the "Coal Creek Prospect"). On March 12, 2004 we entered into a two-year lease for approximately 1,536 gross acres in the Coal Creek Gas Prospect pursuant to which we have an undivided 95% working interest and a minimum 79% net revenue interest. On May 20, 2004, we entered into a two-year lease pursuant to which we acquired an additional 372 acres of the Coal Creek Prospect with a minimum 95% working interest and a 78% net revenue interest. On August 20, 2004, we entered into a two-year lease pursuant to which we acquired an additional 23 acres of the Coal Creek Prospect with a minimum 95% working interest and a 79% net revenue interest. In accordance with the terms and provisions of a consulting agreement with Douglas Humphreys, one of our directors (the "Consulting Agreement"), we have assigned to Paluca as an earned carried interest 10% of our working interest as a carried working interest in each well to be drilled on the Coal Creek Gas Prospect that has been completed and is in production. See "Item 10. Executive Compensation - Consulting Agreement" and "Item 12. Certain Relationships and Related Transactions."

     As of the date of this Annual Report, the total acreage acquired in the Coal Creek Gas Prospect is approximately 1,932 gross leasehold acres. One 320 lease terminated by its terms during fiscal year 2005. Certain other leases may terminate in accordance with their terms; however, ongoing drilling activity is expected to preclude lease termination.

     On March 31, 2005, we began drilling the first well on the Coal Creek Prospect, the Lex #1-34, of which we have a 50% working interest. The Lex #1-34 well has been completed and is currently in production. The Lex #1-34 well was drilled to a depth of approximately 3,200 vertical feet and approximately 2,000 horizontal feet.

     On April 15, 2005, we began drilling a second well on the Coal Creek Project, the Brumbaugh #1-10 well, of which we have a 22% working interest. The Brumbaugh #1-10 well has been completed and began production in May 2005. The Brumbaugh #1-10 was drilled to a vertical depth of 3,350 feet and a horizontal lateral section of 2,350 feet.

     On May 31, 2005, we began drilling a third coal bed methane well on the Coal Creek Prospect, the Ellis #1-15, of which we have an 88.5% working interest. Drilling of this well encountered a shallow "Bartlesville Sand" zone that produced a significant gas flair upon testing of the zone. The zone was logged, underwent economic and geological study to assess commercial potential of the new, non-CBM gas zone, and we attempted completion in the Bartlesville Sand zone without success due to intrusion of water from a salt water disposal well. As a result, procedures are under evaluation for the completion of the well in the originally targeted, Hartshorne CBM gas zone that management believes is unaffected by the intrusion of water. As of the date of this Annual Report, we believe that Ellis #1-15 will be re-completed via horizontal well development in accordance with contractual arrangements with Dylan Peyton LLC. See " - Material Agreements."

During June 2005, we obtained loans in the aggregate amount of $1,165,000, which loans were secured against our interests in the Coal Creek Prospect (the "Coal Creek Loans"). As of December 31, 2005, we have repaid the Coal Creek Loans in the aggregate principal amount of $1,165,000 and accrued interest of $41,058 from proceeds received from our recent private placement offering of convertible notes, thus discharging the security interest against our Coal Creek Prospect. See "Item 5. Market for Registrant's Common Equity and Related Stock holder Matters - Recent Issuances of Unregistered Securities".

     We have agreed to contribute our undeveloped inventory of leases in the Coal Creek Prospect to jointly develop gas-producing wells with Dylan Peyton on a 50/50 equal working interest basis. Our subsidiary, Oak Hills, will be utilized for well completion and service as well as geological and engineering work associated with joint exploration. See " - Material Contracts."



Panther Creek Prospect

     On March 12, 2004, we entered into a three year lease for approximately 292 gross acres located in five separate sections in the Panther Creek coal bed methane gas prospect located in Hughes County, State of Oklahoma (the "Panther Creek Prospect"). We have a 100% working interest and an approximate 81% net revenue interest in the acreage acquired in the Panther Creek Prospect.

     Part of the acreage in this lease has been subject to three division pooling orders by Newfield Exploration Mid-Continent, Inc. ("Newfield"), for three wells to be drilled and operated by Newfield in which Lexington had elected to participate. Lexington's working interests in the three wells to be drilled are proportionate to Lexington's Panther Creek lease ownership in areas pooled by Newfield. Lexington's working interest in the well it elected to participate in is 25.78%.

     Newfield has proceeded with the drilling and completion of one of the wells in which Lexington has leased acreage and in which Lexington elected to participate. The vertical well targeted a Woodford Shale gas zone, the POE 1-29, commenced drilling on February 9, 2005 and began producing on March 21, 2005. Based on results of the POE 1-29 and increased revised estimated costs to complete a further horizontal well proposed by Newfield, the Company has not elected to participate in any further wells operated by Newfield on the Panther Creek Prospect.

South Lamar Prospect

     On April 22, 2004, we entered into a two-year lease agreement to acquire a 100% working interest and a 78.5% net revenue interest in 960 gross undeveloped acres to develop coal bed methane gas wells in Hughes County, State of Oklahoma (the "South Lamar Prospect"). On July 26, 2004, we acquired a further 183.98 gross acres in the South Lamar Prospect pursuant to which we hold a 100% working interest and a 79% net revenue interest. We previously prepared the drill site for the first proposed coal bed methane Hartshorne Coal targeted gas well on this prospect, the Goodson #1-24 well. Subsequently, we decided not to proceed with the drilling of the planned "Goodson #1-24" pending reassessment of costs and techniques utilized to drill and complete wells. Various well drilling and completion related cost reduction techniques were evaluated by our management. A 189 acre lease expired during 2005 according to its terms.

     As of the date of this Annual Report, drilling is slated to begin on our South Lamar Prospect by approximately April 1, 2006 with drilling rigs targeting vertical wells to test Hartshorne Coal, shallow gas sand, and possibly Woodford gas targets in the area in addition to horizontal CBM gas wells. We intend on drilling three wells at the outset of our current exploration program on the South Lamar Prospect, with further direction on drilling targets to be guided by the drilling results of the first test wells in the program. We believe that two drilling rigs provided by Dylan Peyton, LLC, a Texas limited liability company ("Dylan Peyton"), will allow for fast deployment and simultaneous drilling on both vertical and horizontal targets in different sections of the South Lamar Prospect to test certain targets. Shallower vertical wells are to be drilled by a small more cost effective drilling rig. We have agreed to contribute our inventory of leases in the South Lamar Prospect to jointly develop gas-producing wells with Dylan Peyton on a 50/50 equal working interest basis. Our subsidiary, Oak Hills, will be utilized for well completion and service as well as geological and engineering work associated with joint exploration. See " - Material Contracts."

     The coal bed methane gas target zones on the South Lamar Prospect are estimated to be approximately 2,800 feet deep, while shallow gas sands in the area are estimated to be in the 1,000 to 2,000 foot depth range. Our first vertical well will begin drilling rig mobilization on site approximately by April 1, 2006 to drill the coal bed methane and shall gas sand targets. Road access work is currently under development in addition to well staking and site preparation work.

Middlecreek Prospect

     On May 24, 2004, we entered into an agreement to acquire an undivided 100% working interest and a 70% net revenue interest in 320 gross leasehold acres located in two sections in the Middlecreek Prospect located in Hughes County, Oklahoma (the "Middlecreek Prospect"). Rights to drill all geological zones are included and primary gas targets include the Caney shale and Hartshorne coal zones with further possibilities in the Booch, Stuart and Savannah zones. The Middlecreek Prospect includes a 2,000 foot gas pipeline and pipeline right of way.

     We have agreed to contribute our undeveloped inventory of leases in the Coal Creek Prospect to jointly develop gas-producing wells with Dylan Peyton on a 50/50 equal working interest basis. Our subsidiary, Oak Hills, will be utilized for well completion and service as well as geological and engineering work associated with joint exploration. See " - Material Contracts."


H-9 Prospect

     On June 29, 2004, we entered into an option agreement to purchase a leasehold interest and a net revenue interest in approximately 4,600 net leasehold acres located in approximately 38 sections of the H-9 Prospect in Hughes and McIntosh Counties, Oklahoma (the "H-9 Prospect"). On July 29, 2004, we entered into three to four-year lease agreements to acquire an undivided 100% leasehold interest and a 79.25% net revenue interest in the 4,600 gross leasehold acres on the H-9 Prospect. On July 19, 2004, we entered into another three-year lease to acquire a 100% leasehold interest and a 78.25% net revenue interest in an additional 325 gross acres of gas target drillable acreage on the H-9 Prospect.

     We have agreed to contribute our undeveloped inventory of leases in the H-9 Prospect to jointly develop gas-producing wells with Dylan Peyton on a 50/50 equal working interest basis. Our subsidiary, Oak Hills, will be utilized for well completion and service as well as geological and engineering work associated with joint exploration. See " - Material Contracts."


Barnett Pathway Prospect

     On June 2, 2005, as amended July 14, 2005, we entered into a definitive agreement with a Texas-based limited partnership (the "Barnett Agreement"), regarding a gas well horizontal drilling venture in the Jack, Wise, and Palo Pinto Counties in the State of Texas (the "Barnett Pathway Prospect"). Pursuant to the terms and provisions of the Barnett Agreement: (i) we will be able to acquire a working interest of between 75% to 100% in the wells to be drilled on the Barnett Shale Project with net revenues interests ranging from 70% to 72.5%, and to increase the initial acreage up to approximately 3,600 net leasehold acres; (ii) we paid a non-refundable deposit of $100,000 with the balance of the funds due by August 19, 2005, which $100,000 deposit shall be credited against the total purchase price to be paid by us for the working interest in up to 3,687 net leasehold acres; (iii) we will pay our pro-rata share of net leasehold acres we acquire; (iv) in the event we purchase the maximum 100% working interest, we will receive a minimum 70 to 72.5% net revenue interest on the leases without any carried interest to the Texas limited partnership, with the remaining net revenue interest to be reserved as an overriding royalty interest for the Texas limited partnership; (v) in the event we purchase a 75% working interest, we will receive a 56.25% net revenue interest on the leases and we will carry for the Texas limited partnership a 10% working interest in the drilling, completion and equipping of the pipeline on all wells drilled on the acreage purchased by us; (vi) we will be responsible for our pro-rata share of acreage costs; and (vii) our contract operator, Oak Hills, will be the operator for the project.

     On September 25, 2005, we acquired our first lease in the Barnett Pathway Prospect. We acquired approximately 2,325 net leasehold acres for $1,107,000. On January 5, 2006, we acquired an additional three leases comprising approximately 601 net leasehold acres for $439,000. The acquisition of the additional 601 net leasehold acres provides us with a 100% working interest and a 72.5% net revenue interest. We estimate the new acquired leases to contain Barnett Shale zones with minimum thickness of 250 feet.

Geneva Prospect

     On December 5, 2005, we entered into an asset purchase agreement with Geneva Energy Corp., a Nevada corporation ("Geneva"), and Lexington Oil and Gas (the "Asset Purchase Agreement"). In accordance with the terms and provisions of the Asset Purchase Agreement, we purchased a 100% working interest and a 70% net revenue interest in and to certain petroleum and natural gas rights on approximately 312 acres located in Tarrant County, Texas (the "Tarrant Prospect"), for an aggregate consideration of $779,798.

     The recent acquisitions increase our total Barnett Shale targeted lease inventory to a total of 3,238 net mineral acres or targets for 23-25 horizontal wellbores diversified in Hood, Parker, Tarrant, Palo Pinto, and Jack Counties with access to existing pipeline networks.

     During first quarter of 2006, through Oak Hills, we completed the drilling portion of a horizontal Barnett Shale gas well named the Oliver Unit #1H. The 2,300 foot horizontal section of the Oliver Unit #1H is now completed with a total depth of 9,300 feet. Additional, production casing has been installed and cemented in place. With this portion of the Oliver Unit #1H well completed, Oak Hills' drilling rig is undergoing routine maintenance and demobilization from the well site. Well fracturing required to stimulate the Barnett Shale gas bearing rock in order to begin gas production is being schedule for second quarter of 2006.

     As of the date of this Annual Report, the pipeline to tie the Oliver #1H into a gas marketing line in the area is in process to be permitted and subsequently constructed. Further, we are currently securing contracts for metering, compression, gas dehydration and treatment, transportation, as well as gas marketing. We intend to tie in Oliver Unit #1H to an existing pipeline that crosses our lease leading to gas processing and marketing.

DRILLING ACTIVITY

     The following table sets forth the results of our coal bed methane gas drilling activity as of December 31, 2005:

  --------------------------------- ----------------------------
  Gross Wells                       Net Wells
  --------------------------------- ----------------------------
  Total         Producing    Dry    Total       Producing  Dry
  ------------- ------------ ------ ----------- ---------- -----
  7             7            0      3.1         3.1        0
  ------------- ------------ ------ ----------- ---------- -----

Production Information

     During years ended 2003 and previous, we had no oil and gas production.

Net Production, Average Sales Price and Average Production Costs

     The table below sets forth the net quantities of gas production (net of all royalties, overriding royalties and production due to others) attributable to us for fiscal year ended December 31, 2005, and the average sales prices, average production costs and direct lifting costs per unit of production.


                     For Fiscal Year Ended December 31, 2005

         Net production (Mcf)                         130,942

         Average Sales price (per Mcf)                  $5.30

         Average Production Cost (per Mcf)*             $1.63

     *Includes direct lifting costs, which are comprised of labor, repairs and maintenance, materials and supplies, workover costs, insurance and property, gathering, compression, marketing and severance taxes.

     The table below sets forth the net quantities of gas production (net of all royalties, overriding royalties and production due to others) attributable to us for fiscal year ended December 31, 2004, and the average sales prices, average production costs and direct lifting costs per unit of production.


                     For Fiscal Year Ended December 31, 2004

         Net production (Mcf)                         160,412

         Average Sales price (per Mcf)                  $4.44

         Average Production Cost (per Mcf)*             $0.79

     *Includes direct lifting costs, which are comprised of labor, repairs and maintenance, materials and supplies, workover costs, insurance and property, gathering, compression, marketing and severance taxes.

Gross and Net Productive Gas Wells, Developed Acreage and Overriding Royalty Interests

     Productive Wells and Developed Acres

     The tables below set forth our leasehold interest in productive and shut-in gas wells, and in developed acres, as of the date of this Annual Report:

     ------------------ ---------------- ----------------
     Prospect                  Gross(1)          Net (2)
     ------------------ ---------------- ----------------
     Wagnon                           4             2.13

     Panther                          1             0.25

     Coal Creek                       2             0.72
     ------------------ ---------------- ----------------
     Total                            7             3.10
     ------------------ ---------------- ----------------

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

         Developed Acreage Table(1)

               ------------------ ---------------- ----------------
               Prospect                 Gross (2)          Net (3)

               ------------------ ---------------- ----------------
               Wagnon                         590           313.88
               ------------------ ---------------- ----------------
               Panther                        165            38.28
               ------------------ ---------------- ----------------
               Coal Creek                   1,043           591.67
               ------------------ ---------------- ----------------
               Middle Creek                   320           248.60
               ------------------ ---------------- ----------------

               Total                        2,118          1,192.4
               ------------------ ---------------- ----------------

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

Undeveloped Acreage

     The table below sets forth our leasehold interest in undeveloped acreage as of the date of this Annual Report:

                  ------------------ --------------- -----------------
                  Prospect           Gross           Net*
                  ------------------ --------------- -----------------
                  South Lamar                   955             859.5
                  ------------------ --------------- -----------------
                  Panther                       127             114.3
                  ------------------ --------------- -----------------
                  Coal Creek                    569             512.1
                  ------------------ --------------- -----------------
                  H-9                         5,170           4,653.0
                  ------------------ --------------- -----------------
                  Barnett-Pathway             2,926           2,633.4
                  ------------------ --------------- -----------------
                  Geneva                        312             280.8
                  ------------------ --------------- -----------------

                  Total                      10,059           9,053.1
                  ------------------ --------------- -----------------

Gas Delivery Commitments

     We have no gas delivery commitments. Lexington Oil & Gas contracts with Unimark LLC and through its operator, Oak Hills Drilling & Operating, LLC., with Williams Arkoma Gathering Company, LLC, and Hughes Gas System LLC to sell gas produced.

Drilling Commitments

     As of the date of this Annual Report, we are not committed to drilling any wells.

Reserve Information

2004 Reserve and Economic Evaluation Report

     On September 9, 2004, we obtained a reserve and economic evaluation report regarding the Wagnon Lease, which was conducted by Fletcher Lewis Engineering, Inc. of Oklahoma dated September 9, 2004 (the "2004 Reserve and Economic Evaluation Report"). The 2004 Reserve and Economic Evaluation Report estimates recoverable reserves from the Wagnon Lease, the present value and a discounted present value of 10% of future cash flow there from. The 2004 Reserve and Economic Evaluation Report indicates that as of September 1, 2004, there is approximately 1,531,026 MCF, with future net revenue of $5,274,000 in net gas reserve from proven producing wells and proven undeveloped sites on the Wagnon Lease when using a gas price of $4.57 MCF and a present value 10% discounted cash flow on net production of approximately $4,073,000.

     -------------------- -------------- --------------- ----------------
                            Net Gas MCF      Future Net    Present Worth
                                              Cash flow    Discounted 10%
     -------------------- -------------- --------------- ----------------
     Proved Developed
     Producing                1,176,008       4,353,737        3,446,997
     -------------------- -------------- --------------- ----------------
     Summary Undeveloped        355,018         920,224          626,324
     -------------------- -------------- --------------- ----------------
     Total                    1,531,026       5,273,961        4,073,322

     -------------------- -------------- --------------- ----------------

2006 Reserves and Economic Evaluation Report

     On January 6, 2006, we obtained an independent reserves and economic evaluation report regarding the nine producing wells in the Arkoma Basin and the approximately 7,506 acres of undeveloped leasehold in Hughes and McIntosh Counties in Oklahoma, and the approximately 3,240 acres of undeveloped leasehold in the counties located in Texas (the "2006 Reserves and Economic Evaluation Report"). The Reserves and Economic Evaluation Report was prepared by Pinnacle Energy Services, LLC of Oklahoma City, Oklahoma. The 2006 Reserves and Economic Evaluation Report provides a summary of the proven results regarding our interests in nine proved developed producing wells and the five proved undeveloped well sites in Oklahoma and the six proved undeveloped well sites and 16 proven probable wells in Texas. Portions of the 2006 Reserves and Economic Evaluation Report are shown below redacted for "possible category" reserves.

     Several producing and non-producing assets of Lexington Resources, Inc. ("Lexington") were evaluated as January 1, 2006. Included in the assets are nine producing wells in the Arkoma Basin of Eastern Oklahoma, approximately 7,506 acres of undeveloped leasehold in Hughes and McIntosh Counties in Eastern Oklahoma, and approximately 3,240 acres of undeveloped leasehold in the five north Texas Counties of Hood, Jack, Palo Pinto, Parker and Tarrant.

     Six of the producing wells are operated horizontal Hartshorne Coal wells, two are shallow Gilcrease and Savannah producers, and one is a non-operated Woodford shale producer. The Arkoma undeveloped leasehold is located in fifty
(50) sections located in seven townships between 4N-11E to 9N-14E. The leasehold is primarily limited to the Hartshorne and shallower intervals and is generally in an active and multi-horizon production area. Seven Leases comprise the North Texas leasehold which is primarily for Barnett Shale (horizontal) development, but has other uphole secondary targets as well. A portion of the acreage is nearby commercial activity, while most of the acreage is in areas of likely future activity. The attached Exhibits A and B lists the wells and leasehold acreage, respectively.

     Due to several factors, this is currently considered as a "preliminary" evaluation to be supplemented within 2-4 weeks. Operations to increase production on several of the existing Hartshorne wells is scheduled for January, 2006, to include but not limited to additional stimulations, tubing depth changes, and plunger installations. XXXXXX. Additional time will also allow more investigation, identification and evaluation of potential additional Hartshorne wells to be drilled on the Arkoma undeveloped leasehold as well as the Barnett Shale development in Texas.

     The economic evaluation was performed using a year-end SEC pricing adjusted for gathering, contract, compression, etc. estimates. Operating expense data was provided by Lexington and average monthly cost of approximately $1,000 per well per month were applied to the Oklahoma producing wells, held constant. Capital costs for new horizontal Hartshorne wells was estimated at $500,000 per well. For the undeveloped Texas assets, operating expenses of $XXXX per well per month were applied to account for water, compressions, etc. Capital expenses for drilling, completing and equipping a horizontal Barnett Shale well was estimated to be $XXXXXXX. A summary of the proven results are as below (volumes in MMcf, values in M$), while a discussion of leasehold value for non-proven assets follows.

                        Gross      Gross          Net        Total Net      BFIT      Other BFIT
       Asset             EUR      Rem'gGas     Rem'g Gas     Cash flow     PV 10%     PV      %
-------------------     -----     --------     ---------     ---------     ------     ----------
OK, 9 PDP wells         2,339      1,618           622          3,918       2,826            10%
OK, 5PUD                1,970      1,970           745          4,126       2,572     1,808  20%
  Total Oklahoma        4,309      3,587         1,367          8,044       5,398
TX, Barnett 6 PUD       8,889      8,889         6,222         29,462      15,074     8,987  20%
TX, Barnett 16 Prob     XXXXX      XXXXX         XXXXX         XXXXXX      XXXXXX     XXXXX  XXX
  Total Texas           XXXXX      XXXXX         XXXXX         XXXXXX      XXXXXX     XXXXX  XXX
GRAND TOTAL             XXXXX      XXXXX         XXXXX         XXXXXX      XXXXXX     XXXXX  XXX

     Five PUDS were forecasted in the Coal Creek area of 5N-11E offsetting existing horizontal Hartshorne wells. Although likely, no other drilling was forecasted for the undeveloped leasehold in Eastern Oklahoma at this time in this evaluation. Additional work will be performed to determine how many more wells can be identified and forecasted. The location of these leases in a producing region and proximity to producing wells allows for a current valuing of the assets by assessing a reasonable acreage value. Current leasehold in the area ranges from $150 to $500 per acre. The Panther Creek area of 4N-11E was valued at XXX$/acre, the Coal Creek area valued at XXX$/acre, and the remaining H-9 area (8N-12E to 9N-14) was valued at XXX$/acre. The total acreage is currently estimated to have a value of at least $XXXXXXX for the 7,506.52 acres.

     Development drilling of the Barnett Shale on a 120 acre per well basis was performed on the Texas Acreage. Three leases (Oliver, Martin, Riley) totaling 1,108.66 acres have known producing offset Barnett Shale wells and six PUD wells were identified. A present value, discounted at 20% for these wells is 8.99 $MM, or approximately 8,100$/acre.

     The remaining 2,130.37 acres also have Barnett Shale potential of 16 wells and 19+ Bcf but don't have any (known) current offset horizontal wells by which to form a Proven Undeveloped basis. Uphole potential in other formations (Conglomerate, Strawn), their location in the basin and trending Barnett Shale activity leads the value of these leases to be estimated at $XXXX per acre (X.XX $MM). Value of these leases will increase or decrease depending on future activity in and around these leases.

     Total Asset Value is currently estimated to be approximately 17,800 M$ using the following parameters.

  State                     Description                  PV,M$
---------     ----------------------------------------   -----

Oklahoma:     9 Wells, PDP @ PV 10%                      2,826
              5 PUDs @ PV 20%                            1,808
              Undeveloped Leasehold (7,506.52 acres)     XXXXX

Texas:        6 PUDs @ PV 20% (1,109acres)               8,987
              16 Prob Locations @ PV 40% (2,130 acres)   XXXXX
                                                         ------
TOTAL                                                    XXXXMS

     As stated earlier, additional well work and development evaluations will likely increase the overall asset value.

         PRICING ASSUMPTIONS

     A December 31, 2005 SEC price was adjusted for Index differential and other deductions and applied at a constant rate. The year ending NYMEX gas price was approximately 11.58$MMBtu with most Oklahoma/Texas natural gas Index prices at approximately 8.70$/Mcf. This price was adjusted by 0.50 $/Mcf to arrive at estimated wellhead price for all properties. This is different than the 10% off NYMEX calculated for 2005 for existing wells, but the high year-end differential caused a different pricing to be applied. A 3.00 $/BBI adjustment was applied to the oil pricing of 61.63 $/BBI, held flat.

     Six of the existing wells are Hartshorne Coal horizontal producers. Monthly and daily production data was used with analogy declines to forecast future production. Four of the wells are located in Sec 2-8N-17E while two are located in sections 34-6N-11E and 10-5N-11E. Combined, the six wells are producing at a rate of approximately 900 Mcf/d, but field activities scheduled in January 2006 may increase production significantly. A follow-up evaluation after well work is concluded will likely increase the value of these wells. Five proven undeveloped locations were identified at this time in the Coal Creek area including a re-entry of a horizontal wellbore previously drilled in Section 15 near the Brumbaugh 1-10.

     Much of the undeveloped leasehold in Oklahoma is adjacent to or contains wells producing from Booch, Cromwell, Gilcrease, Bartlesville, Hartshorne sands, and other intervals. Most but not all on the leasehold is limited to depths ranging from the surface to the base of the Hartshorne Coal. Expirations occur in varying months of 2006 and 2007. Additional mapping and reservoir evaluation is ongoing to identify additional wells to be drilled in 2006 and 2007. The undeveloped value of these wells will likely increase the value significantly above the current valuation using the $/acre method.

         Barnett Shale development on the Texas leasehold is scheduled to begin in early 2006 and continue at the rate of approximately 8-10 wells per year. XXXXX. Approximately 1/3 of the leasehold is adjacent or nearby commercially producing Barnett Shale producers. The remaining 2/3rds of the leasehold is in the area identified as likely productive but have not been developed to the extent of other areas.

     We have not filed any estimates of total proved net oil or gas reserves with, or included such information in reports to, any federal authority or agency other than the Securities and Exchange Commission on this Form 10-KSB.

MATERIAL AGREEMENTS

Oak Hills Share Exchange Agreement

     On January 23, 2006, we entered into a definitive share exchange agreement (the "Oak Hills Share Exchange Agreement") with Oak Hills International, Inc., Oak Hills, and each of the shareholders of Oak Hills International, Inc. (the "Oak Hills International Shareholders"). Pursuant to the terms and provisions of the Oak Hills Share Exchange Agreement, the Oak Hills International Shareholders agreed to sell to us the total issued and outstanding shares of Oak Hills International in consideration of the issuance by us to the Oak Hills
International Shareholders of an aggregate of 6,000,000 shares of restricted common stock at a price of approximately $0.637645 per share. The per share consideration was calculated by reference to the of the assets of Oak Hills obtained from the independent third party valuation, and management's further calculation of net tangible value inclusive of all other balance sheet assets, current, and long-term liabilities of the acquired companies resulting in the shares issued as consideration, with such shares issued at a 6.3% discount to the trading value of our stock as at December 22-23, 2005, the transaction valuation date.

     Additionally, we negotiated favorable terms of repayment for the $1.292 million in secured promissory notes assumed in the acquisition owing to the Oak Hills International Shareholders by Oak Hills International, Inc. that require no payment of interest (9% per annum) or principle for a period of two years from the date of acquisition. See "Item 5. Market for Registrant's Securities and Related Stockholder Matters - Recent Issuances of Unregistered Securities" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation - Material Commitments." Also see Financial Statements for the year ended 2005, Note 14 - Subsequent Events.

     As a consequence of the Oak Hills Share Exchange Agreement, we acquired Oak Hills International, Inc. as a wholly-owned subsidiary and we also indirectly acquired Oak Hills, as a wholly-owned subsidiary of Oak Hills International, Inc.

Dylan Peyton LLC

Exploration Agreements

Arkoma Basin Exploration Agreement

     Effective January 31, 2006, Lexington Oil & Gas entered into an exploration agreement and operating agreement (collectively, the "Arkoma Basin Exploration Agreement"), with Dylan Peyton, LLC, a Texas limited liability company ("Dylan Peyton"). Pursuant to the terms and provisions of the Arkoma Basin Exploration
Agreement: (i) we agreed with Dylan Peyton to conduct joint exploration and development operations, including the drilling of exploratory or development wells for the discovery of and for the production of oil and/or gas on certain of our leasehold interests located in the Arkoma Basin in McIntosh and Hughes Counties, Oklahoma; (ii) Avatar Energy LLC, an affiliate of Dylan Peyton, shall be the operator of the initial test well and any test well drilled under the terms of the Arkoma Basin Exploration Agreement; (iii) Lexington Oil and Gas shall assign to Dylan Peyton an undivided 50% interest in all the leaseholds in Coal Creek, South Lamar, Middlecreek, and H-9 Prospects; and (iv) Dylan Peyton shall pay to Lexington Oil and Gas $575,000 in consideration of the assignment.

Comanche County Barnett Shale Exploration Agreement

     Effective January 31, 2006, Lexington Oil & Gas entered into an exploration agreement and operating agreement (collectively, the "Comanche County Barnett Shale Exploration Agreement"), with Dylan Peyton. Pursuant to the terms and provisions of the Comanche County Barnett Shale Exploration Agreement:(i) we agreed with Dylan Peyton to conduct joint exploration and development operations, including the drilling of exploratory or development wells for the discovery of and for the production of oil and/or gas on certain leasehold interests owned by Dylan Peyton located in the Barnett Shale and shallow gas targets in Comanche County, Texas; (ii) Oak Hills shall be the operator of the project; and (iii) Lexington Oil & Gas will pay to Dylan Peyton approximately $1,250,000 for a 50% working interest in approximately 5,000 acres of new acreage located in Comanche County, Texas through a combination of $575,000 in cash and approximately $675,000 of carried drilling costs in the first test well expected to be drilled on or before September 2006. The Company's other Barnett shale acreage in the Barnett Pathway Prospect or the Geneva Prospect does not form part of Comanche County Barnett Shale Exploration Agreement.

EurXchange Consulting Ltd.

     On February 15, 2006, we entered into a consulting agreement (the "EurXchange Consulting Agreement"), with EurXchange Consulting Ltd., a Canadian corporation ("EurXchange"). Pursuant to the terms and provisions of the EurXchange Consulting Agreement: (i) EurXchange agreed to render to us consulting services including, but not limited to, translations of webpage, business plan and new releases into German, establishment of communication during European business hours, chat line coordination, web portal presence through Wallstreet Online, production and distribution of a MIDAS research report and a penny stock report, presentation of roadshows, production of certain mailers, and establishment of a Stock Hotline telephone line; (ii) we will pay to EurXchange a cash retainer in the aggregate amount of 293,000 EUR, with the first installment of 153,000 EUR due on date of execution of the EurXchange Consulting Agreement and the second and third installment of 70,000 EUR payable on April 15, 2006 and May 15, 2006, respectively; and (iii) we shall issue to EurXchange an aggregate of 400,000 shares of our restricted common stock. See "Item 5. Market for Registrant's Securities and Stockholder Matters - Recent Sales of Unregistered Securities."

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

BARNETT SHALE GAS

     The Barnett Shale in the Fort Worth Basin in North Texas has grown from a sub-economic, unconventional natural gas play to the largest onshore U.S. gas producing area with predictions that it may become the most prolific domestic, onshore play.

     Production from the play now exceeds 1.2 billion cubic feet (Bcf) a day. An estimated 1.5 trillion cubic feet (Tcf) of gas has been commercially produced from the Barnett Shale. More then 100 companies have drilled a total of about 4,000 successful wells in the field.

     The U.S. Geological Survey, in a study now more than two years old, had estimated the Barnett Shale at 262 Tcf.

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

EMPLOYEES

     We do not employ any persons on a full-time or on a part-time basis. Grant Atkins is our President and Chief Executive Officer, Vaughn Barbon is our Chief Financial Officer, and Douglas Humphreys is the Drilling Operations Manager of Lexington Oil & Gas. All of these individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing, consultant, and special purpose contracts. Our current designated drilling contractor and well operator is Oak Hills. Oak Hills was acquired subsequent to the year ended December 31, 2005 and has approximately 30-35 full time employees.

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

Risks Related to Our Business

     Our business is difficult to evaluate because we have a limited operating history. In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance. Our inception as an oil and gas exploration company was November 2003 and, as a result, we have a limited operating history.

     We have a history of operating losses and there can be no assurances we will be profitable in the future. We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $8,538,863 for fiscal year ended December 31, 2005. As of December 31, 2005, we had a working capital deficit of $2,372,426. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

     We have received a going concern opinion from our independent auditors report accompanying our December 31, 2005 and 2004 consolidated financial statements. The independent auditor's report accompanying our December 31, 2005 and 2004 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

     We are a new entrant into the oil and gas industry without profitable operating history. Since November 2003, our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. Further, a Reserve and Economic Evaluation dated January 6, 2006 prepared by Pinnacle Energy Services, LLC shows proved developed producing future net revenue of $3,918,000 at a 10% discounted present worth. As a result, our future revenues may be limited.

     The Wagnon Lease is the oil and gas property where most of our drilling capital resources have been employed. This prospect is still in the development stage, and estimates made at this time by our contracted independent reservoir engineer as to proved or probable oil and natural gas reserves cannot be guaranteed that sufficient reserves will be maintained or new reserves discovered for production. Although four wells have been drilled on the Wagnon Lease to date, two wells on our Coal Creek Lease, one well on our Panther Creek Lease, and one well on our Geneva Prospect in development stages, the absence of a sustained production history provides risk regarding independent reserve estimates. No assurance of the accuracy of the estimates of oil and gas reserves. We have obtained a report on the estimated reserves. Reserve estimates are based upon various assumptions, including assumptions relating to oil and gas prices, drilling and operating expenses, production levels, capital expenditures, taxes and availability of funds. No one can measure underground accumulations of oil and natural gas in an exact way. As a result, estimated quantities of proved reserves, projections of future production rates, and the timing of development expenditures may be incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows.

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

     We are substantially dependent on properties located in the Arkoma Basin, which causes our risk to be concentrated. All of our producing wells and leases are located in the Arkoma Basin in the State of Oklahoma. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailment of production or interruption of transportation of natural gas produced from the wells in this basin.

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

     There can be no assurance we will be able to obtain drilling equipment to meet our drilling requirements. There is currently a high demand for drilling equipment in the Arkoma Basin in the State of Oklahoma. We have experienced delays in the past in obtaining drilling rigs due to the high drilling demand in the Arkoma Basin where we have been concentrating our coal bed methane and other gas targeted production and leasing programs. While we have entered into the Oak Hills Share Exchange Agreement and acquired the drillings assets of Oak Hills, there can be no assurance that we will be able to obtain the requisite drilling equipment to meet our planned drilling initiatives according to our timetable. In the event that we are unable to obtain drilling equipment to conduct our exploration operations, it could have a material adverse effect upon our business and our results of operations.

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

Risks Related to Our Common Stock

     Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 28,573,654 shares of common stock issued and outstanding.

     As of the date of this Annual Report, certain stockholders are able to resell up to an aggregate of 10,566,500 shares of our common stock pursuant to a registration statement declared effective on November 30, 2005. As a result of the registration statement: (i) 233,000 shares of common stock underlying certain common stock purchase warrants issuable at an exercise price of $3.00;
(ii) 200,000 shares of our common stock; (iii) up to 3,627,500 shares of common stock underlying certain secured convertible notes; (iv) 2,930,000 shares of common stock underlying Class A common stock purchase warrants issuable at an exercise price of $1.50 per share; (v) 2,930,000 shares of common stock underlying Class B common stock purchase warrants issuable at an exercise price of $1.25 per share, and (vi) 586,000 shares of common stock underlying finders warrants issuable at an exercise price of $1.00 per share were registered, which, if exercised, would have an adverse effect on the price of our common stock. To the extent stockholders exercised the warrants and resold the shares of common stock issued to them upon such exercise (subject to applicable securities law restrictions), the price of our common stock may decrease due to the additional shares of common stock in the market.

     As of the date of this Annual Report, there are 16,254,251 outstanding shares of our common stock that are restricted securities as that term is defined  in  Rule  144  under  the  Securities  Act of  1933,  as  amended  (the
"Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of December 31, 2005, there are an aggregate of 2,935,000 Stock Options and 6,679,000 Warrants outstanding.

     Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

     The trading price of our common stock on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares. Our common stock has traded as low as $0.17 and as high as $7.46 (adjusted for pre split share prices on a 3 new shares for 1 old share effected January 28, 2004). In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide price for oil or natural gas; (ii) disappointing results from our discovery or development efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) technological innovations by competitors or in competing technologies; (vii) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and
(ix) general economic trends.

     In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

     One of our shareholders may exercise voting power of more than 30% of our common stock. As of the date of this Annual Report, Orient Exploration, Inc. ("Orient Exploration") owns 6,000,000 shares of our common stock, or 20.1% of our outstanding common stock as of the date of this Annual Report, and is one of our largest shareholders. Due to its stock ownership, Orient Exploration may be in a viable position to affect the election of the Board of Directors and, therefore, to affect the control our business and affairs including certain significant corporate actions such as acquisitions, the sale or purchase of assets, and the issuance and sale of our securities. Further, Orient Exploration may be able to affect the prevention of or cause a change in control. We also may be prevented from entering into transactions that could be beneficial to us without Orient Exploration's consent. The interest of one of our largest shareholders may differ from the interests of other shareholders.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During fiscal year ended December 31, 2005, no matters were submitted to our stockholders for approval.

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

Quarter Ended                High Bid          Low Bid
December 30, 2005            $0.89             $0.81
September 30, 2005           $1.75             $1.25
June 30, 2005                $1.89             $1.15
March 31, 2005               $2.20             $1.25
December 31, 2004            $3.20             $1.16
September 30, 2004           $5.40             $1.40
June 30, 2004                $7.46             $2.30
March 31, 2004               $4.95             $2.95



     As of March 15, 2006, we had 144 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 2,500 beneficial owners of our common stock.

DIVIDEND POLICY

     No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

     We have one equity compensation plan, the Lexington Resources Inc. Stock Option Plan. The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of the date of this Annual Report:

                      Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------
                           Number of Securities      Weighted-Average Exercise  Number of Securities
                            To be Issued Upon          Price of Outstanding     Remaining Available for
Plan Category          Exercise of Outstanding           Options, Warrants      Future Issuance Under
                          Options, Warrants                 and Rights           Equity Compensation Plans
                                 and Rights                                      (excluding column (a))
                                    (a)                          (b)                     (c)
----------------------------------------------------------------------------------------------------------
Equity Compensation
Plans Approved by
Security Holders

Stock Options                         50,000                       $0.167                     n/a
                                       5,000                         1.00                     n/a
                                     380,000                         3.00                     n/a

                                     850,000                         1.25                    800,000

Total Stock Options                2,935,000

Equity Compensation
Plans Not Approved by
Security Holders -
Warrants                             233,000                        $3.00                       0
                                   2,930,000                        $1.25                       0
                                   2,930,000                        $1.50                       0
                                     586,000                        $1.00                       0

Total Warrants                     6,679,000

Total                              7,964,000
----------------------------------------------------------------------------------------------------------

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

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

     The Stock Option Plan originally provided authorization to our Board of Directors to grant Stock Options to purchase a total number of shares of our common stock, not to exceed 1,000,000 shares as at the date of adoption by our Board of Directors of the Stock Option Plan. Effective December 31, 2003, our Board of Directors amended the Stock Option Plan to increase the total number of shares of common stock to be purchased pursuant to exercise of Stock Options to 4,000,000. Effective July 2, 2004, our Board of Directors amended the Stock Option Plan to increase the total number of shares of common stock to be purchased pursuant to exercise of Stock Options to 5,000,000. Effective August 19, 2005, our Board of Directors further amended the Stock Option Plan to increase the total number of share of common stock to be purchased pursuant to exercise of Stock Options to 7,500,000.

     During April 2004, we registered 500,000 Stock Options pursuant to an S-8 registration statement with the Securities and Exchange Commission. During February 2006, we registered 500,000 Stock Options pursuant to an S-8 registration statement with the Securities and Exchange Commission. And, during March 2006, we registered 1,150,000 Stock Options pursuant to an S-8 registration statement with the Securities and Exchange Commission.

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

     The Board of Directors shall determine the acceptable form of consideration for exercising a Stock Option, including the method of payment. Such consideration may consist entirely of: (i) cash; (ii) check; (iii) promissory note; (iv) other shares which (A) in the case of shares acquired upon exercise of a Stock Option, have been owned by the optionee for more than six months on the date of surrender, and (B) have a fair market value on the date of surrender equal to the aggregate exercise price of the shares as to which said Stock Option shall be exercised; (v) consideration received by us under a cashless exercise program implemented by us in connection with the Stock Option Plan;
(vi) a reduction in the amount of any of our liability to the optionee; (vii) such other consideration and method of payment for the issuance of shares to the extent permitted by applicable laws; or (viii) any combination of the foregoing methods of payment. Notwithstanding the foregoing, any method of payment other

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

than in case may be used only with the consent of our board of directors or if and to the extent so provided in an agreement.

     As of the date of this Annual Report, an aggregate of 6,700,000 Stock Options have been granted, an aggregate of 5,415,000 Stock Options have been exercised, and an aggregate of 1,285,000 Stock Options remain outstanding and exercisable.

COMMON STOCK PURCHASE WARRANTS

2004 Warrants

     Pursuant to the terms of a registration statement filed on Form SB-2, SEC File No. 333-121301 (the "Registration Statement"), which was filed under the Securities Act of 1933, as amended (the "1933 Securities Act"), and became effective on January 21, 2005 at 2:00 p.m., registering an aggregate of 1,947,039 common stock purchase warrants. (collectively, the "2004 Warrants"). The 2004 Warrants to purchase shares of common stock, and the shares of common stock underlying the 2004 Warrants, were issued in private placements by us in April and November 2004. Of the 1,947,039 2004 Warrants, 1,747,039 2004 Warrants were exercisable by certain stockholders and their transferees, donees or successors to purchase an aggregate of 1,747,039 shares of common stock at an exercise price of $1.68 per share). As of December 31, 2005, a total of 304,367 of the 2004 Warrants have been exercised and the remaining 1,642,672 2004 Warrants have expired by their terms as of July 24, 2005.

2005 Warrants

     Pursuant to the terms of a registration statement filed on Form SB-2, SEC File No. 333- (the "Registration Statement), which was filed under the 1993 Securities Act and became effective on November 30, 2005 registering an aggregate of 6,679,000 common stock purchase warrants as follow: (i) 233,000 common stock purchase warrants to purchase shares of our common stock at an exercise price of $3.00 per share, which relate to promissory notes issued between June 1, 2005 and August 22, 2005 expiring on May 31, 2010 (the "Warrants"); (ii) 2,930,000 Class A common stock purchase warrants to purchase shares of our common stock at an exercise price of $1.50 per share expiring on December 1, 2008 (the "Class A Warrants"); (iii) 2,930,000 Class B common stock purchase warrants to purchase shares of our common stock at an exercise price of $1.25 per share expiring on December 1, 2006 (the "Class B Warrants"); and (iv) 586,000 finder's common stock purchase warrants to purchase shares of our common stock at an exercise price of $1.00 per share expiring on December 1, 2008 (the "Finder's Warrants"). The Class A Warrants, Class B Warrants and the Finder's Warrants and the shares of common stock under such warrants were issued in

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

connection with certain secured convertible notes in September and October 2005. As of the date of this Annual Report, none of the Warrants, Class A Warrants, Class B Warrants nor the Finder's Warrants have been exercised. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation - Material Commitments."

RECENT SALES OF UNREGISTERED SECURITIES

     As of the date of this Annual Report and during fiscal year ended December 31, 2005, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

C.K. Cooper & Co. Settlement Agreement

     During fiscal year ended December 31, 2005, we issued an aggregate of 200,000 shares of our restricted common stock to C.K. Cooper & Co. ("CK Cooper") relating to a termination and settlement agreement regarding the private placement offering during fiscal year 2004 of 1,351,953 Units and exchange of convertible promissory note for which CK Cooper served as placement agent. The shares were issued at $1.31 per share for an aggregate valuation of $262,000. These shares were subject to the Registration Statement, which became effective on November 30, 2005.

Exercise of 2004 Warrants

     During fiscal year ended December 31, 2005, we issued an aggregate of 304,367 shares of our common stock pursuant to the exercise of the 2004 Warrants at an exercise price of $1.68 resulting in net proceeds of $495,964. The shares were subject to the Registration Statement, which became effective on January 21, 2005.

Convertible Loan

     During fiscal year ended December 31, 2005, we issued an aggregate of 1,024,118 shares of our common stock pursuant to the conversion of an aggregate amount of $1,024,118 of principal and interest at a conversion price of $1.00 per share. The shares were subject to the Registration Statement, which became effective of November 30, 2005. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation - Material Commitments."

Stock Options

     During fiscal year ended December 31, 2005, we issued an aggregate of 100,000 shares of our common stock pursuant to the exercise of 100,000 Stock Options at an exercise price of $0.16667 per share for aggregate proceeds of $16,667. The shares of common stock were subject to an S-8 registration statement.

     As of the date of this Annual Report, we issued an additional 1,650,000 shares of our common stock pursuant to the exercise of a total of 1,650,000 Stock Options, of which 500,000 were exercised at $1.00 per share and 1,150,000 at $1.25 per share, for aggregate proceeds of $1,937,500. The shares of common stock were subject to S-8 registration statements.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Oak Hills Share Exchange Agreement

     On January 23, 2006, we issued an aggregate of 6,000,000 shares of our restricted common stock to Oak Hills International at a price of approximately $0.637645 per share in accordance with the terms and provisions of the Oak Hills Share Exchange Agreement. The per share consideration was calculated by reference to the of the assets of Oak Hills obtained from the independent third party valuation, and management's further calculation of net tangible value inclusive of all other balance sheet assets, current, and long-term liabilities of the acquired companies resulting in the shares issued as consideration, with such shares issued at a 6.3% discount to the trading value of the Company's stock as at December 22-23, 2005, the transaction valuation date. The shares were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Securities Act.

EurXchange Consulting Ltd.

     On February 15, 2006, we issued an aggregate of 400,000 shares of our restricted common stock in accordance with the terms and provisions of the EurXchange Consulting Agreement. The shares were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The summarized consolidated financial data set forth in the table below is derived from and should be read in conjunction with our audited consolidated financial statements for the period from inception (September 29, 2003) to December 31, 2004 and the year ended December 31, 2005, including the notes to those financial statements which are included in this Annual Report.

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

       ----------------------------------- ------------------------------------
                                           For the Period from Inception
                                          (September 29, 2003) to December 31,
                                            2004
       ----------------------------------- ------------------------------------
       Revenues                            $   472,140
       ----------------------------------- ------------------------------------
       Net Loss                            ($6,092,689)
       ----------------------------------- ------------------------------------
                                           For the Year Ended December 31, 2005
       ----------------------------------- ------------------------------------
       Oil and Gas Revenue                 $   693,860
       ----------------------------------- ------------------------------------
       Depletion                               259,609
       ----------------------------------- ------------------------------------
       Operating costs and taxes               213,377
       ----------------------------------- ------------------------------------
       Operating Profit                        220,874
       ----------------------------------- ------------------------------------
       Consulting Expenses- Stock Based      1,913,991
       ----------------------------------- ------------------------------------
       General and Administrative            2,070,707
       Interest expense/finance fees         4,775,039
       ----------------------------------- ------------------------------------
       Net Loss for the Year               ($8,538,863)
       ----------------------------------- ------------------------------------
                                           As of December 31, 2005 (audited)
       ----------------------------------- ------------------------------------
       Working Capital                     $(2,372,426)
       ----------------------------------- ------------------------------------
       Total Assets                          7,706,042
       ----------------------------------- ------------------------------------
       Total Number of Shares of Common
       Stock Outstanding                    18,627,523
       ----------------------------------- ------------------------------------
       Deficit                             (16,107,018)
       ----------------------------------- ------------------------------------
       Total Stockholders Equity            $3,006,058
       ----------------------------------- ------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operation

     For Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

     Our net loss during fiscal year ended December 31, 2005 was approximately ($8,538,863) compared to ($6,092,689) for fiscal year ended December 31, 2004 (an increase of $2,446,174).

     During fiscal year ended December 31, 2005, we generated $693,860 in gross revenue compared to $472,140 in gross revenue generated during fiscal year ended December 31, 2004 (an increase of $221,720 or 47.0%), resulting primarily from the sale of gas produced from an increasing number of coal bed methane gas well interests brought into production. Depletion and operating costs and taxes of $259,609 and $213,377, respectively, increased during fiscal year ended December

31, 2005 compared to depletion and operating costs and taxes of $161,328 and $83,893, respectively, incurred during fiscal year ended December 31, 2004. The increase in depletion and operating expenses (an aggregate increase of $227,765 or 93%). The increase in depletion and operating expenses and taxes during fiscal year ended December 31, 2005 from fiscal year ended December 31, 2004 was primarily the result of the increase in operating costs and estimated depletion resulting from the increased number of operating wells. Gross profit of $220,874 generated during fiscal year ended December 31, 2005 was further reduced by an aggregate of $8,759,737 from other expenses incurred, resulting in a net loss of ($8,538,863). The gross profit of $226,919 generated during fiscal year ended December 31, 2004 was reduced by an aggregate of $6,319,608 from other expenses incurred, resulting in a net loss of ($6,092,689).

     During fiscal year ended December 31, 2005, we incurred other expenses of approximately $8,759,737 compared to other expenses of $6,319,608 during fiscal year ended December 31, 2004 (an increase of $2,440,129 or 38.6%). The operating expenses incurred during fiscal year ended December 31, 2005 consisted of: (i) $1,913,991 (2004: $2,989,221) in stock-based compensation relating to the fair valuation of stock options granted to consultants; (ii) $2,070,707 (2004:
$3,268,455) as general and administrative  expenses; and (iii) $4,775,039 (2004:
$61,932) as interest and finance fees. The increase in other expenses incurred during fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004 resulted primarily from the increase in interest and finance fees expense associated with the promissory notes issued in September 2005. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. See " - Material Commitments."

     Of the $8,759,737 incurred as other expenses during fiscal year ended December 31, 2005, an aggregate of $130,000 was incurred payable to International Market Trend ("IMT") for amounts due and owing for operational, administrative and financial services rendered during fiscal year ended December 31, 2005. On November 10, 2003, we entered into a consulting agreement with IMT (the IMT Consulting Agreement"), whereby IMT performs a wide range of management, administrative, financial and business development services for us. On February 1, 2005, we granted to IMT an aggregate of 500,000 Stock Options exercisable at $1.00 per share for a period of five years. On February 1, 2005, we granted to IMT an aggregate of 100,000 Stock Options registered under an S-8 registration statement exercisable at $0.16667 per share for a period of five years. On August 19, 2005, we also granted to IMT an aggregate of 1,150,000 Stock Options exercisable at $1.25 per share for a period of five years and on March 1, 2006, these options were re-assigned from IMT to two consultants of IMT at $1.25 per share in connection with business development services for the Company. Of the $8,759,737 incurred as other expenses during fiscal year ended December 31, 2005, an aggregate of $179,150 was incurred to our officers for management fees. Furthermore, $160,708 was recorded as additional compensation expense to one of our directors, Mr. Humphreys, relating to the estimated valuation of his 10% carried working interest in our wells developed during fiscal year ended December 31, 2005. See "Item 10. Executive Compensation."

     As discussed above, the increase in net loss during fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004 is attributable primarily to the increase in interest and finance fees expense. Our net loss during fiscal year ended December 31, 2005 was ($8,538,863)) or ($0.49) per share compared to a net loss of ($6,092,689) or ($0.39) per share for fiscal year ended December 31, 2004. The weighted average number of shares outstanding was 17,470,971 at December 31, 2005 compared to 15,817,033 at December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

     As at fiscal year ended December 31, 2005, our current assets were $1,106,593 and our current liabilities were $3,479,019, resulting in a working capital deficit of $2,372,426. As at fiscal year ended December 31, 2005, current assets were comprised of: (i) $520,332 in cash and cash equivalents;
(ii) $184,546 in accounts receivable; and (iii) $401,715 in current portion of deferred finance fees. As at fiscal year ended December 31, 2005, current liabilities were comprised of: (i) $936,265 in accounts payable and accrued liabilities; (ii) $-0- in current portion of drilling obligations; (ii) $601,973 in current portion of promissory note and accrued interest; and (iv) $1,940,781 in current portion of convertible notes and accrued interest. See " - Material Commitments."

     As at fiscal year ended December 31, 2005, our total assets were $7,706,042 comprised of: (i) $1,106,593 in current assets; (ii) $267,810 in deferred finance fees; (iii) $2,329,448 in carrying value of proved oil and gas properties (net of accumulated depletion of $420,937); (iii) $4,000,024 in carrying value of unproved oil and gas properties; and (iv) $2,167 in other property and equipment (net of accumulated depreciation). The increase in total assets during fiscal year ended December 31, 2005 from fiscal year ended December 31, 2004 was primarily due to the increase in carrying value of proved and unproved oil and gas properties and an increase in current assets.

     As at fiscal year ended December 31, 2005, our total liabilities were $4,699,984 comprised of: (i) $3,479,019 in current liabilities; (ii) $-0- in long-term drilling obligations; and (iii) $1,220,965 in long-term convertible notes. The increase in total liabilities during fiscal year ended December 31, 2005 from fiscal year ended December 31, 2004 was primarily due to the increase in convertible notes and promissory notes and accrued interest thereon.

     Stockholders' equity increased from $1,685,514 for December 31, 2004 to $3,006,058 for December 31, 2005.

     We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2005, net cash flow used in operating activities was ($1,428,552) compared to net cash flow used in operating activities of ($2,229,966) for fiscal year ended December 31, 2004. Net cash flow used in operating activities during fiscal year ended December 31, 2005 consisted primarily of a net loss of ($8,538,863) adjusted by $1,913,991 to reconcile the non-cash expense of the grant of Stock Options and by $4,614,238 to reconcile the non-cash expense of interest and finance fees.

     During fiscal year ended December 31, 2005, net cash flow used in investing activities was ($3,510,559) compared to net cash flow used in investing activities of ($2,791,234) for fiscal year ended December 31, 2004. Net cash flow used in investing activities during fiscal year ended December 31, 2005 was as a result of acquisition and exploration costs related to our oil and gas properties.

     During fiscal year ended December 31, 2005, net cash flow from financing activities was $5,133,150 compared to net cash flow from financing activities of $4,996,073 for fiscal year ended December 31, 2004. Net cash flow from financing activities during fiscal year ended December 31, 2005 pertained primarily to $5,201,435 received as proceeds from the convertible notes and $600,000 received as proceeds from promissory notes.

     As at December  31,  2005,  our current  assets  were  $1,106,593,  current
liabilities  were  $3,479,019,   resulting  in  a  working  capital  deficit  of
$2,372,426. We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash flow from operations and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Plan of Operation and Funding

     On September 16, 2005 and October 11, 2005, we issued secured and convertible notes and certain warrants pursuant to a private placement with certain accredited investors for gross proceeds of $5,860,000 (the "Convertible Note Offering"). Pursuant to the Convertible Note financing, we issued: (i) an aggregate of $5,860,000 secured, convertible two-year promissory notes bearing 8% interest, which are convertible into 5,860,000 shares of common stock on the basis of one share of common stock for every $1.00 in value of the convertible notes (collectively, the "Convertible Notes"); (ii) for every two shares of our common stock purchasable in accordance with the conversion provisions of the Convertible Notes, one Class A Warrant for an aggregate of 2,930,000 Class A Warrants to purchase a share of our common stock at an exercise price of $1.50 per share until December 1, 2008; (iii) for every two shares of our common stock purchasable in accordance with the conversion provisions of the Convertible Notes, one Class B Warrant for an aggregate of 2,930,000 Class B Warrants to purchase an additional share of our common stock at an exercise price of $1.25 per share until December 1, 2006; and (iv) 586,000 Finder's Warrants to purchase shares of our common stock at an exercise price of $1.00 per share until December 1, 2008.

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

     The report of the independent registered public accounting firm that accompanys our December 31, 2005 and December 31, 2004 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

Convertible Notes

     During fiscal year 2006, a material commitment for us relates to the repayment to convertible debenture holders of the outstanding amounts of principal and interest accruing at 8% per annum on an aggregate face value of $5,860,000 in Convertible Notes. Twenty monthly principal and interest payments are payable in either cash or shares of our common stock at the rate of $1.00 per share (the "Fixed Conversion Price") beginning on or about January 16, 2006 if our share price is trading above $1.00 per share at the date of payment. Commencing on the fourth month anniversary of the closing date of the issue of the Convertible Notes (September 16, 2005 and October 11, 2005), and on the first day or each month thereafter, the Convertible Notes must be repaid in cash in amount equal to 5% of the principal amount of the Notes together with all accrued interest due and payable up to the repayment date. If our shares are trading at less than $1.00 per share at the date of repayment, then we may repay outstanding monthly principal and interest in either cash or shares in our capital at a different rate than the Fixed Conversion Price. If the volume weighted average share price (the "VWAP") of the five trading days prior to a monthly payment date is less than the Fixed Conversion Price, then we may pay the monthly amount in cash or registered shares of our common stock at 75% of the VWAP for the five trading days prior to the monthly payment date.

     The holders of the Convertible Notes have a secured first interest in our assets. To December 31, 2005, the holders of the Convertible Notes have converted an aggregate $1,024,118 of principal and accrued interest at $1.00 per share resulting in the issuance of 1,024,118 shares of our common stock leaving a Convertible Notes outstanding balance of $4,854,314.

     As of the date of this Annual Report, the holders of the Convertible Notes have converted further amounts of notes and the Company has made three cash monthly payments of accrued principle and interest under the terms of the
Convertible Note agreements. The Company has paid $581,836 in principle and $171,433 in interest during the first quarter of 2006. In addition, the holders of the Convertible Notes have converted a further $1,846,081 of principal and accrued interest at $1.00 per share during the first quarter of 2006 resulting in the issuance of 1,846,081 shares of our common stock. As of the date of this Annual Report, the outstanding balance of the Convertible Notes is $2,211,776. Required monthly payments of principle and interest is approximately $160,000 if the company elects to repay in cash.

Promissory Note

     During fiscal year 2006, a material commitment for us relates to an unsecured promissory note from one of our shareholders aggregating $600,000 (the "Promissory Note"). The provisions of the Promissory Note are:(i) two-year term with interest at the rate of 10% per annum; and (ii) interest to be paid on a quarterly basis with the principal to be repaid on or before the due date of the Promissory Note.

PURCHASE OF SIGNIFICANT EQUIPMENT

     We do not intend to purchase any significant equipment during the next twelve months, other than equipment relating to Oak Hills by virtue of the Oak Hills Share Exchange Agreement.

ITEM 7. FINANCIAL STATEMENTS


                            LEXINGTON RESOURCES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005


REPORT OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM
DATED MARCH 27, 2006 ...................................................... 47

CONSOLIDATED  BALANCE  SHEETS AS AT  DECEMBER  31,  2005 AND
DECEMBER 31, 2004 ......................................................... 48

CONSOLIDATED  STATEMENTS OF OPERATIONS FOR FISCAL YEAR ENDED
DECEMBER 31, 2005 AND FISCAL YEAR ENDED DECEMEBR 31, 2004 ................. 49

CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  FOR  THE
PERIOD FROM  SEPTEMBER 29, 2003  (INCEPTION) TO DECEMBER 31,
2005 ...................................................................... 50

CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR FISCAL YEAR ENDED
DECEMBER 31, 2005 AND FISCAL YEAR ENDED DECEMBER 31, 2004 ................. 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ................................ 52

                 DALE MATHESON
           CARR-HILTON LABONTE
------------------------------
         CHARTERED ACCOUNTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
________________________________________________________________________________

To the Stockholders and Board of Directors of Lexington Resources, Inc.

We have audited the consolidated balance sheets of Lexington Resources, Inc. as at December 31, 2005 and 2004 and the consolidated statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                             "Dale Matheson Carr-Hilton LaBonte"

                                                           CHARTERED ACCOUNTANTS


Vancouver, Canada
March 27, 2006

                            LEXINGTON RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,     December 31,
                                                                                 2005           2004
--------------------------------------------------------------------------- ---------------- ----------------
                                                            ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                     $ 520,332       $  326,293
   Accounts receivable                                                             184,546          136,573
    Current portion of deferred finance fees ( Note 7)                             401,715                -
--------------------------------------------------------------------------- ---------------- ----------------
                                                                                 1,106,593          462,866
--------------------------------------------------------------------------- ---------------- ----------------

DEFERRED FINANCE FEES (Note 7)                                                     267,810                -
--------------------------------------------------------------------------- ---------------- ----------------

PROPERTY AND EQUIPMENT (Note 4)
   Oil and gas properties full cost method of accounting
           Proved, net of accumulated depletion $420,937 (2004 - $161,328)       2,329,448        1,209,938
           Unproved                                                              4,000,024        1,419,447
--------------------------------------------------------------------------- ---------------- ----------------
                                                                                 6,329,472        2,629,385
   Other equipment, net of accumulated depreciation                                  2,167            2,997
--------------------------------------------------------------------------- ---------------- ----------------
                                                                                 6,331,639        2,632,382
--------------------------------------------------------------------------- ---------------- ----------------
                                                                               $ 7,706,042      $ 3,095,248
=========================================================================== ================ ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                      $  936,265      $  228,819
   Current portion of drilling obligations (Note 5)                                      -          617,000
     Promissory note (Note 6)                                                       601,973               -
     Current portion of convertible notes and accrued interest (Note 7)           1,940,781               -
--------------------------------------------------------------------------- ---------------- ----------------
                                                                                  3,479,019         845,819
CONVERTIBLE NOTES (Note 7)                                                        1,220,965               -
DRILLING OBLIGATIONS (Note 5)                                                            -          563,915
--------------------------------------------------------------------------- ---------------- ----------------
                                                                                 4,699,984        1,409,734
--------------------------------------------------------------------------- ---------------- ----------------

CONTINGENCIES AND COMMITMENTS (Notes 1, 4, 5, 7 & 10)

STOCKHOLDERS' EQUITY (Note 8)
   Common stock $.00025 par value: 200,000,000 shares authorized
   Preferred stock, $.001 par value: 75,000,000 shares authorized
Issued and outstanding:
   18,627,523 common shares (2004 - 16,999,038)                                      5,575            4,250
     Additional paid-in capital                                                 16,297,665        8,947,604
   Common stock purchase warrants                                                2,809,836          301,815
    Accumulated deficit                                                        (16,107,018)      (7,568,155)
--------------------------------------------------------------------------- ---------------- ----------------
                                                                                 3,006,058        1,685,514
--------------------------------------------------------------------------- ---------------- ----------------
                                                                               $ 7,706,042      $ 3,095,248
=========================================================================== ================ ================

        The accompanying notes are an integral part of these consolidated financial statements.

                            LEXINGTON RESOURCES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                               For the Year     For the Year
                                             Ended December    Ended December
                                                   31,              31,
                                                  2005              2004
------------------------------------------------------------- -----------------

OIL AND GAS REVENUE                           $      693,860      $    472,140

------------------------------------------------------------- -----------------

OPERATING EXPENSES
     Depletion                                       259,609           161,328
     Operating costs and taxes                       213,377            83,893
------------------------------------------------------------- -----------------
                                                     472,986           245,221
------------------------------------------------------------- -----------------

OPERATING PROFIT                                     220,874           226,919
------------------------------------------------------------- -----------------

OTHER EXPENSES
   Consulting - stock based (Note 9)               1,913,991         2,989,221
   General and administrative                      2,070,707         3,268,455
   Interest and finance fees (Notes 6 and 7)       4,775,039            61,932
------------------------------------------------------------- -----------------

                                                   8,759,737         6,319,608
------------------------------------------------------------- -----------------

NET LOSS FOR THE YEAR                          $  (8,538,863)     $ (6,092,689)
============================================================= =================




BASIC AND FULLY DILUTED NET LOSS PER SHARE        $    (0.49)       $    (0.39)
============================================= =============== =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        17,470,971        15,817,033
============================================= =============== =================

        The accompanying notes are an integral part of these consolidated financial statements.

                            LEXINGTON RESOURCES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                              Additional   Common Stock
                                                           Common stock        Paid-In       Purchase    Accumulated
                                                      Shares       Amount      Capital       Warrants      Deficit        Total
                                                  ----------- ------------- ------------- ------------- ------------- -------------
Issued for cash at $.0001 per share                 3,000,000  $        300  $       --    $       --    $       --    $        300
                                                  ----------- ------------- ------------- ------------- ------------- -------------

Lexington balance, November 19, 2003                3,000,000           300          --            --            --             300
LRI balance, November 19, 2003                     10,593,552        39,833    15,981,933          --     (17,452,735)   (1,430,969)
Reverse acquisition recapitalization adjustment    (3,000,000)      (37,485)  (15,981,933)         --      16,019,418          --
                                                  ----------- ------------- ------------- ------------- ------------- -------------

Balance post-reverse acquisition                   10,593,552         2,648          --            --      (1,433,317)   (1,430,669)
Private placement at $0.83 per unit                   300,000            75       237,425        12,500          --         250,000
Issuance of common stock on exercise of options     1,650,000           413       274,587          --            --         275,000
Issuance of common stock on settlement of
    debt at $0.83 per share                           300,000            75       249,925          --            --         250,000
Net loss, period ended December 31, 2003                 --            --            --            --         (42,149)      (42,149)
                                                  ----------- ------------- ------------- ------------- ------------- -------------


Balance, December 31, 2003                         12,843,552         3,211       761,937        12,500    (1,475,466)     (697,818)
Common stock purchase warrants expired                   --            --          12,500       (12,500)         --            --
Stock based compensation                                 --            --       2,989,221          --            --       2,989,221
Private placement at $2.50 per unit                   439,800           110       954,890        45,000          --       1,000,000
Discount on Convertible Debenture (Note 6)               --            --          50,000          --            --          50,000
Private placement at $1.47 per unit for cash and
     settlement of Convertible Debentures ( Note 7) 1,700,686           425     2,035,355       256,815          --       2,292,795
Fair market value of additional consideration on
    conversion of Convertible Debentures (Note 6)        --            --         489,205          --            --         489,005
Issuance of common stock on exercise of options at
 $0.167 per share                                   1,200,000           300       199,700          --            --         200,000
Issuance of common stock on exercise of options at
  $1.00 per share                                     495,000           124       494,876          --            --         495,000
Issuance of common stock on exercise of options at
  $3.00 per share                                     320,000            80       959,920          --            --         960,000
Net loss, year ended December 31, 2004                   --            --            --            --      (6,092,689)   (6,092,689)
                                                  ----------- ------------- ------------- ------------- ------------- -------------
Balance, December 31, 2004                         16,999,038  $      4,250     8,947,604  $    301,815  $ (7,568,155) $  1,685,514
                                                  =========== ============= ============= ============= ============= =============

        The accompanying notes are an integral part of these consolidated financial statements.

                            LEXINGTON RESOURCES, INC.


                                                                            Additional Common Stock
                                                        ommon stock          Paid-In     Purchase    Accumulated
                                                   Shares        Amount      Capital     Warrants      Deficit        Total
                                               ------------ ------------ ------------  ------------  ------------  ------------
Balance, December 31, 2004, carried forward      16,999,038 $      4,250 $  8,947,604  $    301,815  $ (7,568,155) $  1,685,514

Common stock purchase warrants exercised
  between Feb 2, 2005 and Mar. 31, 2005 at
  $1.68 per share                                   278,014           70      510,090       (43,096)         --         467,064
Fees paid regarding warrants exercised between
  Feb. 2 and Mar. 31, 2005                             --           --        (12,433)         --            --         (12,433)
Common stock purchase warrants exercised on
  April 1 and 18, 2005 at $1.68 per share            26,353            6       48,351        (4,085)         --          44,272
Fees paid regarding warrants exercised on
 April 1 and 18, 2005                                  --           --         (2,940)         --            --          (2,940)
Options exercised May 11, 2005 at $0.16667
 per share                                          100,000           25       16,642          --            --          16,667
Fair value of 233,000 warrants attached to
  May 31, 2005 promissory notes (Note 6)               --           --           --         286,664          --         286,664
Issuance of common stock at $1.31 per share as
 finder's fee on convertible notes (Note 7)         200,000          200      261,800          --            --         262,000
Stock based compensation                               --           --      1,913,991          --            --       1,913,991
Discount on Convertible Notes (Note 7) and
 issuance of Class A& B warrants                       --           --      3,336,828     2,523,172          --       5,860,000
Conversion of Convertible Notes to common
 stock at $1.00 per share between
    Nov. 30 and Dec 20,2005 (Note 7)              1,024,118        1,024    1,023,098          --            --       1,024,122
Common stock purchase warrants expired                 --           --        254,634      (254,634)         --            --

Net loss year ended, December 31, 2005                 --           --           --            --      (8,538,863)   (8,538,863)
                                               ------------ ------------ ------------  ------------  ------------  ------------

Balance, December 31, 2005                       18,627,523 $      5,575 $ 16,297,665  $  2,809,836  $(16,107,018) $  3,006,058
                                               ============ ============ ============  ============  ============  ============

All share amounts have been restated to reflect the 300:1 reverse split in November 2003 and the 3:1 forward split in January 2004 (refer to Note 8).

        The accompanying notes are an integral part of these consolidated financial statements.

                            LEXINGTON RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                For the Year       For the Year
                                                                                    Ended              Ended
                                                                                 December 31,       December 31,
                                                                                    2005               2004
--------------------------------------------------------------------------- ------------------ -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                                          $ (8,538,863)     $ (6,092,689)
  Adjustments to reconcile net loss to net cash from operating activities:
       Stock-based compensation                                                     1,913,991         2,989,221
           Non-cash management fees (Note 3)                                          160,708           117,030
       Oil and gas depletion                                                          259,609           161,328
           Depreciation                                                                   830               494
       Non-cash interest and finance fees (Notes 6 and 7)                           4,614,238           512,538
  Changes in working capital assets and liabilities
       Prepaid expenses                                                                     -               450
       Accounts receivable                                                            (47,973)         (136,573)
       Accounts payable                                                                97,601           205,598
       Accrued interest payable                                                       111,307            12,637
--------------------------------------------------------------------------- ------------------ -----------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                        (1,428,552)       (2,229,966)
--------------------------------------------------------------------------- ------------------ -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                                     -            (3,491)
  Oil and gas properties                                                           (3,510,559)       (2,787,743)
--------------------------------------------------------------------------- ------------------ -----------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                        (3,510,559)       (2,791,234)
--------------------------------------------------------------------------- ------------------ -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Drilling obligation (repayments) advances                                      (1,180,915)          830,915
  Advances payable                                                                          -          (101,467)
    Convertible notes, net  (Note 7)                                                5,201,435           500,000
    Promissory notes (Note 6)                                                         600,000                 -
  Net proceeds on sale of common stock                                                512,630         3,766,625
--------------------------------------------------------------------------- ------------------ -----------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                            5,133,150         4,996,073
--------------------------------------------------------------------------- ------------------ -----------------

INCREASE (DECREASE) IN CASH                                                           194,039           (25,127)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          326,293           351,420
--------------------------------------------------------------------------- ------------------ -----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                              $ 520,332        $  326,293
=========================================================================== ================== =================

SUPPLEMENTAL CASH FLOW INFORMATION (Note 12).

        The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
________________________________________________________________________________

NOTE 1: NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

By Share Exchange Agreement dated November 19, 2003, Lexington Resources, Inc. ("LRI" or "the Company"), a Nevada corporation, acquired 100% of the issued and outstanding shares of Lexington Oil & Gas Ltd. Co., (an exploration stage company) ("Lexington"), in exchange for 9,000,000 (3,000,000 pre January 26, 2004 3:1 forward split) restricted shares of common stock of the Company representing 85% of the total issued and outstanding shares of the Company at the time. In connection with this transaction, the Company changed its name to Lexington Resources, Inc. (refer to Note 3).

This acquisition was accounted for as a reverse acquisition with Lexington being treated as the accounting parent and LRI, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of Lexington for the period from its inception on September 29, 2003 and those of LRI since the date of the reverse acquisition.

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

Going Concern
The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $2,372,426 at December 31, 2005, has incurred losses since inception of $16,107,018 and further losses are anticipated in the development of its oil and gas properties raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing losses and property development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances and debt instruments, as well as further equity placements.

Comparative figures
Certain of the comparative figures have been reclassified to conform to the current year's presentation.

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

(b)      Oil and Gas Properties, continued
The costs of acquisition and exploration of unproved oil and gas properties, including any related capitalized interest expense, are not subject to depletion, but are assessed for impairment either individually or on an aggregated basis. The costs of certain unevaluated leasehold acreage are also not subject to depletion. Costs not subject to depletion are periodically assessed for possible impairment or reductions in value. Any impairment in value is included in the amortization base and amortized prospectively, subject to the ceiling test described below.

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

________________________________________________________________________________

(c)      Asset Retirement Obligations
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of December 31, 2005 management has determined that there are no material asset retirement obligations.

(d)      Earnings (loss) Per Share
The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Loss per share, as presented, has been restated to reflect the forward stock split described in Note 8. The weighted average number of shares outstanding prior to the reverse acquisition is deemed to be the number of shares issued in connection with the reverse acquisition being 9,000,000 shares (3,000,000 pre January 26, 2004 3:1 forward split).

(e)      Revenue Recognition
Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers, when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period in which revenue is earned.

(f)      Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, promissory notes and convertible notes were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's current and planned operations are located in the States of Oklahoma and Texas, in the United States, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents are held at a major U.S. based financial institution. The Company manages and controls market and credit risk through established formal internal control procedures, which are reviewed on an ongoing basis.

(f)      Financial Instruments, continued
The Company sells its gas to only two customers as there is currently insufficient production for multiple purchasers. The Company manages and controls this situation by ensuring it only deals with gas purchasers that are reputable and are well established.

________________________________________________________________________________

(g)      Use of Estimates
The preparation of these financial statements requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from such estimates.
Depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of oil and gas reserves. There are numerous uncertainties in estimating the quantity of reserves and in projecting the future rates of production and timing of development expenditures, including future costs to dismantle, dispose, plug, and restore the Company's properties. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Proved reserves of oil and natural gas are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions.

(h)      Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

________________________________________________________________________________

The following table illustrates the pro forma effect on net income and net earnings per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 9(e) and (m):
                                                     Year ended     Year ended
                                                     December 31,  December 31,
                                                         2005           2004
                                                    ------------- -------------
Net loss for the year                As reported    $  (8,538,863) $ (6,092,689)
SFAS 123 compensation expense        Pro-forma           (841,307)     (692,051)
                                                    ------------- -------------
Net loss for the year                Pro-forma      $  (9,380,170) $ (6,784,740)
                                                    ============= =============

Pro-forma basic net loss per share   Pro-forma      $       (0.54) $      (0.43)
                                                    ============= =============

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

(h)      Stock-Based Compensation, continued
The Company has also adopted the provisions of the FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25.

(i)      Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantial enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if future deductibility is uncertain.

(j)      Cash and cash equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on the Company's results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during its implementation of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143". Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

In July 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on the Company's reported financial position or earnings.

________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS - continued

In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. The Company does not believe the adoption of this FSP will have a material impact on our financial statements.

NOTE 3:  ACQUISITION OF LEXINGTON OIL & GAS LTD. CO. LLC ("Lexington")
________________________________________________________________________________

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

This acquisition was accounted for as a recapitalization using accounting principles applicable to reverse acquisitions with Lexington being treated as the accounting parent (acquirer) and Lexington Resources, Inc. being treated as the accounting subsidiary (acquiree). The value assigned to the capital stock of consolidated Lexington Resources, Inc. on acquisition of Lexington is equal to the book value of the capital stock of Lexington plus the book value of the net assets (liabilities) of Lexington Resources, Inc. as at the date of the acquisition.

The  book  value  of  Lexington's   capital  stock  subsequent  to  the  reverse
acquisition is calculated and allocated as follows:

         Lexington capital stock                                  $     300
         Lexington Resources, Inc. net liabilities               (1,430,969)
                                                              ---------------
                                                                 (1,430,669)
         Charge to deficit on reverse acquisition                 1,433,317
                                                              ---------------
         Consolidated stock accounts post reverse acquisition    $    2,648
                                                              ===============

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

Management Compensation Agreement
The Company and Lexington have negotiated a new compensation agreement ("New Agreement") with Humphreys for his assistance in overseeing the drilling operations and the completion, management of wells, and for his increasing role in development of the Company on a performance basis. Under the covenants provided under the New Agreement and within its effective term, Humphreys, or his designate: (1) will receive compensation of $7,500 per month, effective April 1, 2004; (2) will be assigned up to a 10% carried working interest of Lexington's total interest in every well drilled by the Company on all properties held by the Company, (3) will have the right to purchase up to an additional 5% working interest of Lexington's total interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells; and
(4) will receive a further 200,000 options in the Company to be granted at $3.00 per share exercisable for a five year term. These options were granted in July 2004 (refer to Note 9).

During the year ended December 31, 2005 the Company recorded additional compensation expense to Humphreys of $160,708 (December, 2004 - $117,030) being the estimated value of his 10% carried interest in the Company's well interests that were successfully developed in the period ended December 31, 2005 (refer to Note 4).

________________________________________________________________________________

Humphreys is a director of the Company and is the Drilling Operations Manager of Lexington, and also a director and General Manager of Oak Hills Drilling and Operating, LLC ("Oak Hills"), an oil and gas drilling and well operating company based in Holdenville, Oklahoma that acts as designated "operator" to Lexington since January 1, 2005. Oak Hills is the wholly owned subsidiary of Oak Hills Drilling and Operating International, Inc., a Nevada private corporation of which Humphreys is a 25% shareholder. Humphreys is in charge of oil and gas operations for Lexington in the United States (refer to Note 10).

On January 23, 2006, the Company acquired 100% of the shares of Oak Hills Drilling and Operating International, Inc., and its wholly owned operating subsidiary, Oak Hills. Oak Hills is a full service oil and gas well drilling, operating and completion company with drilling rig and related well completion equipment. The Oak Hills companies were acquired from the vending shareholders for an aggregate of 6,000,000 restricted common shares in the capital of the Company (refer to Note 14).

Management Compensation Agreement (continued) Paluca Petroleum Inc. is a private Oklahoma based oil and gas services company owned by Humphreys and his immediate family. Some of the services provided by Humphreys to the Company are provided through this business entity. Humphreys is also the President of Paluca.

NOTE 4:  PROPERTY AND EQUIPMENT
________________________________________________________________________________

Property and equipment includes the following:

                                             December 31,       December 31,
                                                 2005               2004
                                           ------------------ -----------------
Oil and gas properties:                            $                 $
Proved, subject to depletion                    2,750,385
                                                              1,371,266
Unproved, not subject to depletion              4,000,024
                                                                1,419,447
Accumulated depletion                                            (161,328)
                                                 (420,937)
                                           ------------------ -----------------
Net oil and gas properties                      6,329,472       2,629,385
                                           ------------------ -----------------

Other equipment                                                     3,495
                                                    3,495
Accumulated depreciation                                             (498)
                                                   (1,328)
                                           ------------------ -----------------
Net other property and equipment                                    2,997
                                                    2,167
                                           ------------------ -----------------
Property and equipment, net of accumulated
  depreciation  and depletion                   6,331,639       2,632,382
                                           ================== =================

The Company's oil and gas activities are currently conducted in the United States. During the current year the Company incurred development costs of $1,953,882 on its properties inclusive of carrying costs to Humphreys of $160,708.

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

On March 15, 2005 the Company began drilling a fourth horizontal gas well on the Wagnon Property (Calleigh 4-2). The well began producing on April 2, 2005. During the year ended December 31, 2005 the Company has incurred $408,524 on drilling expenditures relating to a total of four producing gas wells on the Wagnon lease (refer to Note 5).

All wells developed by Lexington on the Wagnon Property were privately funded with the funding investors receiving an 80% working interest and a 60.56% net revenue interest until funded capital was repaid (refer to Note 5). As of September 19, 2005, the Company had repaid the funding investors the balance of their unpaid capital, which totaled $1,180,915 as of December 31, 2004, to acquire Lexington's back-in 53.2% working interest and 32.22% net revenue interest in the four wells developed on the Wagnon lease. The funding investors continue to receive a residual 20.1% working interest and a 12.17% net revenue interest for the remainder of each well's life.

Coal Creek Prospect
In March 2004 Lexington obtained an option to purchase an undivided 95% interest in approximately 2,500 net leasehold acres in 5 sections of the Coal Creek Prospect located in Hughes and Pittsburg Counties, in the State of Oklahoma. During the year ended December 31, 2004 the Company acquired 1,932 net leasehold acres under the option. Lexington does not expect to acquire any additional acreage under this option. Under the terms of the purchase of these leases, Lexington has an undivided 95% working interest in the subject lands and a minimum 78% - 79% net revenue interest. The terms of the leases are for two years. Drilling targets are Hartshorne Coal bed methane gas zones.

On March 31, 2005 Lexington began drilling its first horizontal coal bed methane gas well on the Coal Creek Prospect (the Lex 1-34). The well began production in April 2005. Lexington has approximately a 50% working interest in the well and has incurred $353,705 in costs associated with the well.

On April 14, 2005 Lexington began drilling its second horizontal coal bed methane gas well on its Coal Creek Prospect (the Brumbaugh 1-10). Lexington has approximately a 22% working interest in the well and has incurred $105,753 in costs associated with the well. The well began production in May 2005.

________________________________________________________________________________

On May 31, 2005 Lexington began drilling its third horizontal coal bed methane gas well on its Coal Creek Prospect (the Ellis 1-15). Lexington has approximately an 88% working interest in the well and has incurred $404,978 in costs associated with the well. The well is currently in drilling and development stages.

In June through August, 2005 the Company received loans totaling $1,165,000 which have been secured against the Coal Creek property (refer to Note 6). Those loans were paid in full on September 19, 2005.

Panther Creek Prospect
In March 2004 Lexington purchased a 3 year lease of approximately 300 acres located in five separate sections to develop the Panther Creek Project in Hughes County, Oklahoma. Lexington has an undivided 100% working interest in subject lands and an approximate 81% net revenue interest. Part of the acreage in this lease has been subject to three division pooling orders by Newfield Exploration Mid-Continent, Inc. ("Newfield"), for three wells to be drilled and operated by Newfield in which Lexington had elected to participate. Lexington's working interests in the three wells to be drilled are proportionate to Lexington's Panther Creek lease ownership in areas pooled by Newfield. Lexington's working interest in the well it elected to participate in is 25.78%.

Newfield has proceeded with the drilling and completion of one of the wells in which Lexington has leased acreage and in which Lexington elected to participate. The vertical well targeted a Woodford Shale gas zone, the POE 1-29, commenced drilling on February 9, 2005 and began producing on March 21, 2005. Lexington has incurred $551,634 for drilling and completion costs relating to the POE 1-29 as of December 31, 2005. Based on results of the POE 1-29 and increased revised estimated costs to complete a further horizontal well proposed by Newfield, the Company has not elected to participate in any further wells operated by Newfield on the Panther Creek Prospect.

South Lamar Prospect
By agreement dated April 21, 2004, Lexington acquired a 100% working interest, 78.5% net revenue interest, in three sections (960 acres) of farm-out acreage in Hughes County, Oklahoma (the "South Lamar Prospect") with the intention to develop coal bed methane gas producing wells and Caney Shale wells. The term of the lease is two years. On July 26, 2004, Lexington acquired a further 183.98 acres in the South Lamar prospect and a 100% working interest and a 79% net revenue interest in the additional acreage. The term of the lease is two years. Lexington began site preparation on the first well (Goodson 1-23) to be drilled on the property but, subsequently abandoned plans to drill this well.

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

________________________________________________________________________________

H-9 Prospect (continued)

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

Barnett Pathway Prospect
On June 2, 2005 (amended on July 14, 2005) the Company entered into an agreement whereby it has the option to purchase up to a 100 % working interest and a 70% net revenue interest in up to 3,687 acres of Barnett Shale gas targeted properties located in Jack and Palo Pinto Counties in the State of Texas for between $450 and $500 per acre together with a 30 month best efforts drilling commitment. On June 8, 2004 the Company provided the seller a $100,000 non-refundable deposit. The first acquisition was concluded on August 19, 2005 with the Company acquiring 2,325 acres in three separate leases for $1,107,353.

On December 8, 2005 the Company purchased an additional 601 acres, with a 100% working interest and a 72.5% net revenue interest of Barnet Shale gas targeted properties in Parker and Hood Counties, Texas for between $725 and $750 per acre in three separate leases for $439,227 of which $219,614 is unpaid and is recorded in accounts payable at December 31, 2005.

Geneva Prospect
On December 5, 2005 the Company entered into an agreement whereby it purchased a 100% working interest and a 70% net revenue interest in approximately 312 acres of Barnett Shale gas targeted properties in Tarrant County, Texas for $2,500 per acre or $779,800.

On February 16, 2006, the Company's wholly owned designated operator Oak Hills (see Note 14) began drilling the Oliver Unit 1H Barnett Shale targeted horizontal gas well on the Geneva Prospect. The well was drilled with a 2,300-foot horizontal section to a total depth of 9,300 feet. Well completion is scheduled for April, 2006 commensurate with water fracture stimulation and pipeline tie in.

Arkoma Basin Joint Exploration Agreement
On March 3, 2006, effective January 31, 2006, the Company entered into an exploration agreement with Dylan Peyton, LLC of Dallas Texas to jointly develop Lexington's Arkoma Basin leases located in Hughes and MacIntosh Counties in the State of Oklahoma ("Arkoma Basin Exploration Agreement"). The property will be developed on a 50/50 equal working interest basis. Assignments to 50% of Lexington's leasehold interests in Coal Creek, South Lamar, Middle Creek, and H-9 Prospects have been effected to Dylan Peyton, LLC. Wellbores and acreage relating to previously drilled and completed wells by the Company will not form part of any assignments under the Arkoma Basin Exploration Agreement (refer to Note 14).

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

Wells to be drilled on the Wagnon Lease property carry royalty interests totaling 25% to land owners and property interest holders and carried working interests of 5% to a land owner, and 10% to a company related to a director of the Company, Paluca (refer to Note 3). Paluca also owns a non-carried working interest of 5% as part of capital participation funding provided by Paluca.

The Funding Investors are provided an 80% working interest, 60.56% net revenue interest, in the wells until their invested capital for each well is repaid, after which time the Funding Investors revert to an aggregate 20.1% working interest, 12.17% net revenue interest, in the wells located on the Wagnon Lease. Oakhills Energy, Inc., the previous operator responsible for drilling the wells, will "back-in" to a reversionary 6.7% working interest after invested capital is repaid to the Funding Investors in the wells located on the Wagnon Lease and Lexington will back-in to a reversionary 53.2% working interest.

During the year ended December 31, 2005, $1,180,915 was repaid to the funding investors to acquire Lexington's back-in 53.2% working interest and 32.22% net revenue interest in the four wells developed on the Wagnon lease. The funding investors continue to receive a residual 20.1% working interest and a 12.17% net revenue interest for the remainder of each Wagnon Lease well's life. As a result of the repayment, the Company's back-in working interest of 53.2% and 32.22% net revenue interest in the four wells developed on the Wagnon lease has vested.

NOTE 6:  PROMISSORY NOTES
________________________________________________________________________________

In June 2005 the Company obtained loans by way of promissory notes from two shareholders of the Company totaling $1,100,000 ($600,000 and $500,000). Subsequently, an additional $65,000 was advanced to the Company by one of the shareholders. The terms of the loans were 5 years from the dates of issue with an interest rate of 10%. Payments of blended principal and interest were payable monthly over a 60 month amortization. In conjunction with the promissory note advances, 233,000 warrants, valued at $286,664 (refer to Note 8), were issued exercisable at $3.00 per share with exercise terms until May 31, 2010. The fair value of the warrants has been credited to equity. A discount on the debt of $286,664 was also recorded, to be accreted over the term of the debt. The promissory notes were repayable at anytime without penalty, and were secured against the Company's Coal Creek oil and gas property leases. As of December 31, 2005 the original loan principal of $1,165,000 was repaid as well as all accrued interest of $31,058. The unamortized debt discount on settlement has been included in interest and finance fees.

________________________________________________________________________________

On December 20, 2005 the Company obtained an unsecured loan by way of promissory note from a shareholder of the Company totaling $600,000. The term of the loan is for two years with interest calculated at 10% per annum. Interest is to be paid on a quarterly basis with the principal to be repaid on or before the two year loan period. As of December 31, 2005, $1,973 of interest had accrued on this loan. The Company intends to repay this loan during 2006 and therefore it has been classified as a current liability. Subsequent to December 31, 2005, this promissory note holder became a significant shareholder of the Company. (refer to Note 14(a))

NOTE 7:  CONVERTIBLE NOTES
________________________________________________________________________________

On September 16, 2005 and on October 11, 2005 the Company issued secured and Convertible Notes and certain warrants pursuant to a private placement with certain accredited investors, in reliance on Rule 506 promulgated under Section 4(2) of the Securities Act, for gross proceeds of $5,860,000. Introduction and legal fees associated with this financing were $938,550 and have been recorded as deferred finance fees and are amortized over the term of the Notes.. Pursuant to the terms of this financing, the Company issued:

(i) An aggregate of $5,860,000 secured, convertible two-year promissory notes bearing 8% interest. The promissory notes are convertible into 5,860,000 shares of common stock on the basis of one share of common stock for every $1 in value of notes;
(ii) For every two shares of its common stock purchasable in accordance with the conversion provisions of the Convertible Notes, one Class A Warrant, for an aggregate of 2,930,000 Class A Warrants, to purchase a share of its common stock at an exercise price of $1.50 per share until December 1, 2008;
(iii)For every two shares of its common stock purchasable in accordance with the conversion provisions of the Convertible Notes, one Class B Warrant, for an aggregate of 2,930,000 Class B Warrants, to purchase an additional share of common stock at an exercise price of $1.25 per share until December 1, 2006; and

(iv) 586,000 Finder's Warrants to purchase shares of the Company's common stock at an exercise price of $1.00 per share for a term until December 1, 2008.

The repayment of the notes has been guaranteed by Lexington supported by a collateral security agreement covering all the assets of Lexington.

In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" the proceeds of the issuance have been allocated among the convertible debt and the warrants issued based upon their relative fair values. The fair value of the 6,446,000 warrants issued as of September 30, 2005 and October 11, 2005 were determined to be $6,380,771 by using the Black-Scholes option pricing model assuming an expected life of 1 - 3 years, a risk-free interest rate of 3.85% - 3.96%, an expected volatility of 140.8%, and a dividend yield of 0%. The fair value of the convertible debt has been determined to be $8,438,400, based upon 6,446,000 shares of common stock at a market value of $1.44 per share. As a result: (a) the intrinsic value of the beneficial conversion feature has been determined to be $3,336,828 and has been completely charged to interest expense and recorded as additional paid in capital because of the immediate convertibility of the debt; (b) the fair value of the warrants has been determined to be $2,523,172 and has been recorded as equity. The Company will

________________________________________________________________________________

record further interest expense over the term of the Convertible Notes of $2,523,172 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the Convertible Notes will be accreted to the face value of $5,860,000 to maturity. To December 31, 2005, accrued interest of $109,334 has been included in convertible notes, and interest expense of $334,178 has been accreted. Between December 1, 2005 and December 20, 2005, $1,024,122 in principal and interest were converted into 1,024,118 common shares of the Company. As a result, the Company immediately recorded additional interest expense of $387,093 which represented the corresponding pro rata portion of the $2,523,172 additional interest expense to be recorded.

Repayment of Convertible Promissory Notes and Accrued Interest
The Company is committed to repay convertible promissory note holders outstanding amounts of principal and interest accrued at 8% per annum on an aggregate face value of $5,860,000 in Convertible Notes. Twenty monthly principal and interest payments are payable in either cash or shares of the Company's common stock at the rate of $1.00 per share (the "Fixed Conversion Price") beginning on January 16, 2005 if the Company's share price is trading above $1.00 per share at the date of payment. Commencing January 16, 2005, and on the first day of each month thereafter, the Convertible Notes must be repaid in cash or shares in the amount equal to 5% of the principal amount of the Notes together with all accrued interest due and payable up to the repayment date. The Company may be required to repay monthly principal and interest due in shares in the capital of the Company at a different rate than the Fixed Conversion Price subject to volume restrictions or alternative waiver by convertible note holders. If the volume weighted average share price (the "VWAP") of the five trading days prior to a monthly payment date is less than the Fixed Conversion Price, then the Company may pay the monthly amount in cash or registered shares of common stock valued at 75% of the VWAP for the five trading days prior to the monthly payment date subject to volume restrictions or alternative waiver by convertible note holders. The holders of the Convertible Notes have a secured first charge interest in the assets of the Company.

Debt Repayment
As of December 31, 2005, convertible debt holders converted $1,024,118 of principal and interest at $1.00 per share resulting in the issuance of 1,024,118 of common shares in the Company. The Company has for its first three monthly principal and interest payments that were due in the first quarter of 2006, elected to repay the note holders in cash. (Refer to Note 14(g))

The aggregate amount of principal and interest payments required in each of the next two years to meet debt retirement provisions after considering known conversions that incurred between January 1, 2006 and March 20, 2006, and assuming the Company continues to repay convertible note repayment in cash is as follows:

              Year           Principal       Interest        Total
         ---------------- ---------------- ------------- --------------
                                 $              $              $
              2006              1,920,934       289,194      2,210,128
              2007              1,148,025        34,346      1,182,372
                          ---------------- ------------- --------------
                                3,068,959       323,540      3,392,500
                          ================ ============= ==============

________________________________________________________________________________

Deferred Finance Fees on Convertible Promissory Notes
Deferred   finance  fees   associated  with  this  financing  are  comprised  of
introduction and legal fees of $938,550, $262,000 of which is the value of 200,000 shares issued to settle with a former financier (refer to Note 8).

During the year ended December 31, 2005, $269,025 of the deferred finance fees have been charged to interest expense and the balance of $669,525 will be expensed over the remaining term of the convertible debt.

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

Common Stock Issuances - 2005
On July 21, 2005 the Company issued 200,000 restricted common shares to C.K. Cooper & Co., relating to a termination and settlement agreement regarding the recent debt financing by the Company. The fair value of these shares at the date of issuance was $1.31 per share bringing the total value to $262,000. The fair value respecting the issue of 200,000 common shares has been recorded as an increase in equity and a charge to deferred finance fees which will be expensed over the term of the promissory notes. The shares were subsequently registered for resale pursuant to contractual obligations.

During the period ended June 30, 2005, 304,367 share purchase warrants were exercised at $1.68 per purchase warrant providing $495,964 in proceeds to the Company, net of brokers' fees of $15,373 in accordance with the Company's agreements with the broker.

On May 23, 2005, 100,000 S-8 registered share options were exercised at $0.16667 per share for cash proceeds of $16,667.

On December 20, 2005, convertible debt holders converted $1,024,122 of principal and interest at $1.00 per share resulting in the issuance of 1,024,118 of common shares in the Company.

________________________________________________________________________________

Common Stock Issuances - 2004
On January 22, 2004 the Company issued 1,200,000 post forward split shares of its common stock, upon the exercise of 1,200,000 post forward share split stock options at $0.167 per post forward share split share for proceeds of $200,000, which was paid by way of offset of $200,000 originally advanced to the Company by Investor Communications International, Inc. ("ICI") which was assigned by ICI to International Market Trend, Inc. ("IMT") designated option holders as described in Note 9. IMT is a private company that performs a wide range of management, administrative, financial, and business development services to the Company.

On May 18, 2004 the Company issued 495,000 shares of its common stock, upon the exercise of 495,000 stock options at $1.00 per share for proceeds of $495,000, which was paid by way of offset of $495,000 originally advanced to the Company by ICI, which was assigned to an IMT designated option holder.

On June 25, 2004 the Company issued 320,000 shares of its common stock, upon the exercise of 320,000 stock options at $3.00 per share for cash proceeds of $960,000.

Private Placements - 2004
On May 3, 2004 the Company concluded and issued 400,000 restricted common shares at $2.50 per share plus one-half warrant at $5.00 per share for each share purchased, with warrants terms to December 31, 2005. The total amount raised in this financing was $1,000,000. The value of the warrants was estimated to be $45,000 and was recorded as a separate component of stockholders' equity. A finder's fee of 39,800 restricted common shares was paid pursuant to the transaction.

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

As of December 31, 2004, 1,700,686 September Units had been sold for proceeds of $2,319,264, net of an $180,746 agent fee which was charged to additional paid in capital. Of the 1,700,686 units sold, 376,318 were non-brokered and 1,324,368 were brokered. The fair value of the warrant component was estimated to be $0.147 each and $250,001 has been recorded as a separate component of stockholders' equity. The fair value of the 46,353 broker warrants issued to date has been estimated to be $0.147 per warrant and as a result, $6,814 has been recorded as a separate component of stockholders' equity. The non-brokered units in the amount of 376,318 were issued upon: (1) settlement of a $500,000

________________________________________________________________________________

convertible promissory note and accrued interest of approximately $12,637 for 348,733 units; and (2) pursuant to a non-brokered placee that paid $40,550 for 27,585 units.

Share Purchase Warrants
Share purchase warrants outstanding at December 31, 2005 are:



                                            Number of         Weighted average
                             Weighted       warrants to    remaining contractual
 Range of exercise prices  average price  purchase shares      life (in years)
--------------------------------------------------------------------------------
      $1.00 - $3.00           $1.40            6,679,000            1.90
================================================================================

A summary of the Company's stock purchase warrants as of December 31, 2005 and 2004, and changes during the years ended is presented below:


----------------------------------------------- ---------------- ------------------ ------------------------
                                                                 Weighted average
                                                                  exercise price       Weighted average
                                                   Number of         per share       remaining contractual
                                                   Warrants                             life (in years)
----------------------------------------------- ---------------- ------------------ ------------------------
                                                                         $
Outstanding at December 31, 2003                             -
Granted May 3, 2004                                    200,000
Granted October 31, 2004                             1,747,039
----------------------------------------------- ---------------- ------------------ ------------------------
Balance at December 31, 2004                         1,947,039         2.02                  0.60
Exercised                                             (304,367)
Granted on (May 1, Sept. 16 and Oct. 11, 2005)       6,679,000
Expired                                             (1,642,672)
----------------------------------------------- ---------------- ------------------ ------------------------
Balance at December 31, 2005                         6,679,000         1.40                  1.90
=============================================== ================ ================== ========================

From May to August, 2005 the Company issued 233,000 warrants at $3.00 per unit in conjunction with the issue of promissory notes totaling $1,165,000 to two shareholders ($600,000 and $565,000) by the Company (refer to Note 6). The term of these warrants is five years. The fair value of these warrants at the date of grant was $286,664 as estimated using the Black-Scholes option pricing model with an expected term of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 159.69% (refer to Note 6).

During the year ended December 31, 2005, 304,367 share purchase warrants were exercised at $1.68 per purchase warrant providing $495,964 in proceeds to the Company, net of brokers' fees of $15,373.

________________________________________________________________________________

During the year ended December 31, 2005 1,642,672 warrants expired unexercised.

As a result of the warrants that expired and the warrants that were exercised in the year ended December 31, 2005, the Company charged $301,815 to additional paid in capital.

In September 2005 and October 11, 2005 the Company issued: (a) 2,930,000 Class A Warrants exercisable at $1.50 for 3 years; (b) 2,930,000 Class B Warrants exercisable at $1.25 for 1 year; and (c) 586,000 Finder's warrants exercisable at $1.00 exercisable for 3 years in conjunction with the issue of convertible promissory notes totaling $5,860,000 (refer to Note 7).

NOTE 9:  STOCK OPTION PLAN ("SOP")
________________________________________________________________________________

As of December 31, 2005, 6,700,000 options under the Company's current SOP have been granted of which 3,765,000 have been exercised.

A summary of the Company's stock options as of December 31, 2005 and 2004, and changes during the years ended is presented below:


---------------------------------------- --------------------- ----------------------- -----------------------
                                                                  Weighted average        Weighted average
                                                Number of          exercise price      remaining contractual
                                               options               per share            life (in years)
---------------------------------------- --------------------- ----------------------- -----------------------
                                                                         $
Outstanding at December 31, 2003                   1,350,000            0.50                   3.392
Exercised                                         (2,015,000)
Granted                                            1,200,000
---------------------------------------- --------------------- ----------------------- -----------------------
Outstanding at December 31, 2004                     535,000            1.64                    4.26
Cancelled,                                          (100,000)
Granted                                            2,600,000
Exercised                                           (100,000)
---------------------------------------- --------------------- ----------------------- -----------------------
Outstanding at December 31, 2005                   2,935,000            2.48                    6.48
======================================== ===================== ======================= =======================

________________________________________________________________________________

(a) In January 2004, 1,200,000 stock options (400,000 pre-forward split shares) were exercised at $0.167 per share ($0.50 per pre-forward split share) for proceeds of $200,000 which was paid by way of offset of $200,000 originally advanced to the Company by ICI which was assigned by ICI to IMT designated option holders.

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

(b) In April 2004 the Company registered 500,000 common stock options exercisable at $1.00 per share under an S-8 Registration Statement. On May 18, 2004, 495,000 of these stock options were exercised at $1.00 per share for proceeds of $495,000 which was paid by way of offset of $495,000 originally advanced to the Company by ICI which was assigned to a designated option holder.

(c) In June 2004 the Company registered 400,000 common stock options exercisable at $3.00 per share under an S-8 Registration Statement. And, in June 2004, 320,000 of these stock options were exercised at $3.00 per share for cash proceeds of $960,000.

(d) By Directors' Resolution dated July 2, 2004, the Company increased the authorized number of options under its SOP from 4,000,000 to 5,000,000.

(e) On July 12, 2004, 200,000 stock options were granted at $3.00 per share to Humphreys. The term of these options is five years. The fair value of these options at the date of grant of $692,051 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 222% and in accordance with the provisions of SFAS 148, has been disclosed on a pro-forma basis in Note 2.

(f) On February 1, 2005, 500,000 options were granted at $1.00 per share to IMT. The term of these options is five years. The fair value of these options at the date of grant of $646,054 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 239%.

(g) On February 1, 2005, 100,000 S-8 registered share options were granted at $0.16667 per share to IMT. The term of these options is five years. The fair value of these options at the date of grant of $129,699 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0% and an expected volatility of 239%.

(h) On May 23, 2005, 100,000 S-8 registered share options were exercised at $0.16667 per share for cash proceeds of $16,667.

(i) On August 19, 2005, 1,150,000 options were granted at $1.25 per share to IMT. The term of these options is five years. The fair value of these options at the date of grant of $1,138,238 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 139%. On November 30, 2005 the 1,150,000 options to IMT were re-assigned. (refer to Note 14(c))

________________________________________________________________________________

(j) On August 19, 2005, 850,000 stock options were granted at $1.25 per share to various officers and directors of the Company. The term of these options is five years. The fair value of these options at the date of grant of $841,307 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3%, a dividend yield of 0%, and an expected volatility of 139%, and in accordance with the provisions of SFAS 148, has been disclosed on a pro-forma basis in Note 2.


NOTE 10: RELATED PARTY TRANSACTIONS
________________________________________________________________________________

The Company previously entered into a one year contract with IMT on November 10, 2003, a private company that performs a wide range of management, administrative, financial, and business development services to the Company. The contract has been renewed annually. The Company incurred $130,000 in fees to IMT for the year ended December 31, 2005 (2004 - $120,000).

On February 1, 2005 IMT was granted 600,000 stock options (refer to Note 9).

On August 19, 2005 IMT was granted 1,150,000 stock options. On November 30, 2005 the 1,150,000 options to IMT were cancelled (refer to Note 9).

As of December 31, 2005 the Company owed $600,000 to a shareholder of the Company (refer to Note 6) who is also a significant shareholder of Oak Hills Drilling and Operating International, Inc. (Refer to Note 14)

Humphreys has been assigned a 10% carried Working Interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon Lease. (Refer to Note 3.)

During the year ended December 31, 2005 the Company incurred (a) $179,150 to its officers for management fees (2004 - $154,000); and (b) $65,000 in fees to a director (2004 - $17,500).

On January 1, 2005, the Company appointed Oak Hills as its elected operator for wells on its Wagnon Lease, and for further drilling to be conducted by Lexington. Oak Hills Drilling and Operating, LLC replaces Oakhills Energy, Inc. as its designated operator.

Other related party transactions are disclosed in Notes 3, 4, 8, 9 and 14.

NOTE 11: INCOME TAXES
________________________________________________________________________________

The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2005, the Company had net operating loss carry forwards of approximately $6,875,000 that may be available to reduce future years' taxable income and will expire between the years 2006 - 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

________________________________________________________________________________

The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:


                                                      Year ended           Year ended
                                                     December 31,         December 31,
                                                         2005               2004
------------------------------------------------- -------------------- --------------------
Federal income tax provision at statutory rate              35.0%                35.0%
State income tax provision at statutory rate,
   net of federal income tax effect                          6.0                  6.0
Less valuation allowance                                   (41.0)               (41.0)
------------------------------------------------- -------------------- --------------------

Total income tax provision                                        -                    -
================================================= ==================== ====================

The tax effects of temporary differences that give rise to the Company's future tax asset (liability) are as follows:

                                     2005              2004
-------------------------------- --------------- ---------------

Loss carry forwards              $   2,819,000   $   1,330,000
Valuation allowance                 (2,819,000)     (1,330,000)
-------------------------------- --------------- ---------------
                                 $          -    $          -
================================ =============== ===============

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.


NOTE 12: SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
________________________________________________________________________________

                                            Year ended            Year ended
                                        December 31, 2005      December 31, 2004
  --------------------------------- --------------------------------------------
  Cash paid during the year for:
           Interest                 $          158,828             $        -
           Income taxes             $               -              $        -
  --------------------------------- --------------------------------------------

NOTE 13: ECONOMIC DEPENDENCE
________________________________________________________________________________

During the year ended December 31, 2005, three customers accounted for 100% of the Company sales with totals of 58%, 29% and 13% respectively ( year ended December 31, 2004 - one customer accounted for 100% of the Company's sales).

NOTE 14: SUBSEQUENT EVENTS
________________________________________________________________________________

(a) On January 23, 2006, the Company acquired 100% of the shares of Oak Hills Drilling and Operating International, Inc., and its wholly owned operating subsidiary, Oak Hills Drilling and Operating LLC ("Oak Hills"). The companies were acquired from the vending shareholders for an aggregate of 6,000,000 restricted common shares in the capital of the Company. Assets of Oak Hills have been independently valued at approximately $5.848 million and management has determined a net tangible book value of $3.824 million as the basis for shares issued at a price per share of $0.637 and represented a 6.3% discount to the trading value of the Company's stock as at December 22 and 23, 2005, the transaction valuation date. The companies were acquired with secured promissory notes totaling $1.29 million owed to vendors of the companies. The $1.29 million in promissory notes accrue interest at 9% per annum, and require no payments of interest or principle until the end of a two year term ending January 22, 2006. As of December 31, 2005, Oak Hills had further bank debts and equipment loans of approximately $247,400 subject to audit.

(b) On February 15, 2006 the Company entered into a one year consulting contract with a third party contractor, to provide financial and investor public relations and related matters in Germany. The Company issued 400,000 restricted common shares of the Company's stock and agreed to pay approximately $353,000 (EUR $293,000) over the term of the agreement.

(c) On March 1, 2006, 1,150,000 share options were re-assigned from IMT to two consultants of IMT at $1.25 per share in connection with business development services for the Company. The term of these options is 5 years and replaced 1,150,000 options previously granted to IMT and subsequently cancelled (see Note
9). The exercise prices, terms and conditions of the new share options issued were on the same terms and conditions as the share options cancelled.

(d) A total of 1,650,000 options were exercised (500,000 at $1.00 per share and 1,150,000 at $1.25 per share) for cash proceeds of $1,937,500. All shares issued were registered on Form S-8.

(e) On March 3, 2006, effective January 31, 2006, the Company entered into an exploration agreement with Dylan Peyton, LLC of Dallas Texas to jointly develop Lexington's Arkoma Basin leases located in Hughes and MacIntosh Counties in the State of Oklahoma (the "Arkoma Basin Exploration Agreement"). The property will be developed on a 50/50 equal working interest basis. An affiliate to Dylan Peyton, LLC, named Avatar Energy, LLC, will become the operator for the project supplying at least one drilling rig to the project. The Company and Lexington have assigned 50% of the Company's undeveloped leasehold interests in Oklahoma in exchange for cash proceeds of $575,000 which equates to 50% of originally incurred leasing costs. Assignments to 50% of Lexington's leasehold interests in Coal Creek, South Lamar, Middle Creek, and H-9 Prospects have been effected to Dylan Peyton, LLC. Wellbores and acreage relating to previously drilled and completed wells by the Company will not form part of any assignments under the Arkoma Basin Exploration Agreement.

________________________________________________________________________________

(f) On March 3, 2006, effective January 31, 2006, the Company entered into an exploration agreement with Dylan Peyton, LLC of Dallas Texas to jointly develop approximately 5,000 acres of Barnett Shale and shallow gas targets in Comanche County, Texas (the "Comanche County Exploration Agreement"). The property will be developed on a 50/50 equal working interest basis. The Company's subsidiary, Oak Hills Drilling and Operating, LLC will become the operator of the project. The Company will pay approximately $1,250,000 for its 50% working interest in the new acreage through a combination of $575,000 in cash and approximately $675,000 of carried drilling costs in the first Comanche Barnett Shale test well expected to be drilled on or before September 2006.

(g) As of March 21, 2006 convertible debt holders converted a further $1,846,091 of principal and interest at $1.00 per share resulting in the issuance of 1,846,091 of common shares in the Company (refer to Note 7). The Company also repaid a further $629,405 in principal and $176,688 in interest to March 21, 2006. The outstanding balance due to the convertible debt holders at March 21, 2006 was $2,414,554.

NOTE 15: DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (unaudited)
________________________________________________________________________________

All of the Company's Oil and Gas activities are conducted in the United States of America.

       Capitalized Costs Relating to Oil and Gas Producing Activities at:

---------------------------------------- ------------------ ------------------
                                         December 31, 2005   December 31, 2004
---------------------------------------- ------------------ ------------------
                                               Total             Total
---------------------------------------- ------------------ ------------------

---------------------------------------- ------------------ ------------------
Unproved oil and gas properties             $    4,000,024   $     1, 419,447
---------------------------------------- ------------------ ------------------

---------------------------------------- ------------------ ------------------
Proved oil and gas                          $    2,750,385   $      1,371,266
---------------------------------------- ------------------ ------------------
Accumulated depreciation, depletion, and
amortization and valuation allowances       $     (420,937)  $      (161, 328)

---------------------------------------- ------------------ ------------------

---------------------------------------- ------------------ ------------------
Net capitalized costs                       $    6,329,472   $      2,629,385
---------------------------------------- ------------------ ------------------

NOTE 15: DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES
         (unaudited) - continued
________________________________________________________________________________

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities For the Year Ended:

----------------------------------------- ----------------- ------------------
                                          December 31, 2005 December 31, 2004
----------------------------------------- ----------------- ------------------
                                                 Total             Total
----------------------------------------- ----------------- ------------------

----------------------------------------- ----------------- ------------------
Acquisition Properties
----------------------------------------- ----------------- ------------------
- Proved                                                  -                  -
----------------------------------------- ----------------- ------------------
- Unproved                                  $     2,327,230 $        1,419,447
----------------------------------------- ----------------- ------------------

----------------------------------------- ----------------- ------------------
Exploration costs                           $             -   $              -
----------------------------------------- ----------------- ------------------
Development costs                           $     1,693,175 $        1,251,266
----------------------------------------- ----------------- ------------------
       Results of Operations for Producing Activities For the Year Ended:

------------------------------------------ ------------------ ------------------
                                           December 31, 2005  December 31, 2004
------------------------------------------ ------------------ ------------------
                                                  Total              Total
------------------------------------------ ------------------ ------------------

------------------------------------------ ------------------ ------------------
Revenues
------------------------------------------ ------------------ ------------------
- Sales                                      $       693,860 $          472,140
------------------------------------------ ------------------ ------------------
- Transfers                                                -                  -
------------------------------------------ ------------------ ------------------
      Totals                                 $       693,860    $       472,140
------------------------------------------ ------------------ ------------------
Production Costs                             $      (213,377)   $       (83,893)
------------------------------------------ ------------------ ------------------
Depreciation, depletion and amortization,
 and valuation provisions                    $      (259,609)          (161,328)
------------------------------------------ ------------------ ------------------
Income tax expense                           $             -    $             -
------------------------------------------ ------------------ ------------------

------------------------------------------ ------------------ ------------------
Results of operations from producing
activities( excluding corporate overhead
 and interest costs)                         $       220,874 $          226,919
------------------------------------------ ------------------ ------------------

NOTE 15: DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES
         (unaudited) - continued
________________________________________________________________________________

                Reserve Quantity Information For the Year Ended:

-----------------------------------------------   ----------------   -------------------   ----------------    ----------------
                                                        Oil                  Oil              Gas - mcf           Gas - mcf
                                                 December 31, 2005    December 31, 2004   December 31, 2005   December 31, 2004
-----------------------------------------------   ----------------   -------------------   ----------------    ----------------
-----------------------------------------------   ----------------   -------------------   ----------------    ----------------
Proved developed and undeveloped reserves:
beginning of year                                             --                    --            1,350,903                --
-----------------------------------------------   ----------------   -------------------   ----------------    ----------------
Extensions and discoveries                                    --                    --           11,375,856           1,531,026
-----------------------------------------------   ----------------   -------------------   ----------------    ----------------
Production                                                    --                    --             (249,759)           (180,123)
-----------------------------------------------   ----------------   -------------------   ----------------    ----------------
Sales of minerals in place                                    --                    --                 --                  --
-----------------------------------------------   ----------------   -------------------   ----------------    ----------------
End of year                                                   --                    --           12,477,000           1,350,903
-----------------------------------------------   ----------------   -------------------   ----------------    ----------------
Proved developed reserves:
    Beginning of year                                         --                    --            1,176,008                --
    End of year                                               --                    --            1,618,000           1,176,008
-----------------------------------------------   ----------------   -------------------   ----------------    ----------------
Oil and gas applicable to long-term supply
 agreements with government or authorities in
 which the enterprise acts as a producer:
    Proved reserves - beginning of year                   --                    --            1,350,903           1,350,903
    Received during the year                              --                    --           11,126,097                --
-----------------------------------------------   ----------------   -------------------   ----------------    ----------------

NOTE 15: DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES
         (unaudited) - continued
________________________________________________________________________________

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves at December 31, 2005

----------------------------------------------- ---------------------- ---------------------
                                                 December 31, 2005       December 31, 2004
                                                       Total                   Total
----------------------------------------------- ---------------------- ---------------------
----------------------------------------------- ---------------------- ---------------------
Future cash inflows                             $         60,228,000     $        5,273,961
----------------------------------------------- ---------------------- ---------------------
Future production and development costs         $        (22,723,000)    $       (1,642,296)
----------------------------------------------- ---------------------- ---------------------
Future income tax expense                                          -                      -
----------------------------------------------- ---------------------- ---------------------
Future net cash flows 10% annual discount For
estimated timing of cash flows                  $        (17,033,000)    $       (1,200,639)

----------------------------------------------- ---------------------- ---------------------
Standardized measure of discounted future net
cash flows                                      $         20,472,000     $        2,431,026
----------------------------------------------- ---------------------- ---------------------
Sales and transfers of oil and gas produced,
net of production costs                         $           220,874      $         226,919
----------------------------------------------- ---------------------- ---------------------
Net changes in prices and production costs                        -                      -
----------------------------------------------- ---------------------- ---------------------
Extensions, discoveries and improved
recovery, less related costs                                      -                      -
----------------------------------------------- ---------------------- ---------------------
Development costs incurred during the period    $          1,693,175      $       1,360,296
----------------------------------------------- ---------------------- ---------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Our principal independent accountant from August 9, 2000 to the period ended December 31, 2005 is Dale Matheson Carr-Hilton Labonte, Chartered Accountants, 1300-1140 West Pender Street, Vancouver, British Columbia V6E 4G1. Effective January 1, 2004, LaBonte & Co. merged with Dale Matheson Carr-Hilton pursuant to which the name of our principal independent accountant changed to Dale Matheson Carr-Hilton LaBonte.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation was conducted under the supervision and with the participation of our management, including Grant Atkins, our Chief Executive Officer ("CEO") and Vaughn Barbon, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, Messrs. Atkins and Barbon concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended December 31, 2005. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

     Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

         Our directors and executive officers, their ages, positions held are as follows:

    -------------------- ----- -----------------------------
    Name                 Age   Position with the Company
    -------------------- ----- -----------------------------
    Grant Atkins         45    President/Chief Executive
                               Officer and Director
    -------------------- ----- -----------------------------
    Vaughn Barbon        49    Treasurer/Chief Financial
                               Officer
    -------------------- ----- -----------------------------
    Douglas Humphreys    53    Director
    -------------------- ----- -----------------------------
    Norman MacKinnon     70    Director
    -------------------- ----- -----------------------------
    Steve Jewett         67    Director
    -------------------- ----- -----------------------------

Business Experience

     The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

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

Douglas Humphreys. Douglas Humphreys has been a director since April 30, 2004 and is a member of our audit committee. Mr. Humphreys is also a manager of Oak Hills Drilling and Operating, LLC., an oil and gas limited liability company organized under the laws of Oklahoma that acts as "operator" to Lexington. Oak Hills Drilling and Operating, LLC and its parent company, Oak Hills Drilling and Operating International, Inc. was acquired by Lexington Resources, Inc. in January, 2006. Mr. Humphreys has been Operations Manager of Lexington Oil & Gas since November 2003 and an oil and gas consultant to Paluca Petroleum, Inc. since 1995. Mr. Humphreys is also an officer, director and sole shareholder of Paluca Petroleum, Inc. and has been a director of GHB Farms, Inc. Mr. Humphreys received his Bachelor of Science degree in Business and Geology from Southwest Oklahoma State University.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

     Except as described below, none of our directors or officers received an annual salary and bonus that exceeded $100,000 during fiscal years ended December 31, 2005, 2004 and 2003. Our officers and directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf. We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans. The following table sets forth the compensation received by Grant Atkins, Vaughn Barbon, Douglas Humphreys and Steve Jewett during fiscal years ended December 31, 2005, 2004 and 2003. Mr. Atkins and Mr. Barbon previously derived remuneration from us directly and through Investor Communications International, Inc., which previously provided a wide range of management, financial and administrative services to us.

                                     Annual Compensation        Long Term
                                                               Compensation
                             Fiscal             Annual     Securities Underlying
Name and Principal Position    Year  Salary  Compensation        Options

Grant Atkins(1)                2005     -      $120,000             250,000
President and Chief            2004     -       $60,000             100,000
Executive Officer              2003     -       $19,625(2)

Vaughn Barbon(3)               2005     -       $59,150              50,000
Treasurer and Chief            2004     -       $64,000             100,000
Financial Officer              2003              15,000(2)

Doug Humphreys(4)
Drilling Operations            2005     -      $220,708             500,000
 Manager                       2004     -      $219,529(5)          200,000
                               2003     -             -              50,000

Norman MacKinnon(4)            2005     -             -              25,000
Director                       2004                                   2,500


Steve Jewett(4)                2005     -       $65,000              25,000
Audit Committee                2004             $17,500               2,500

     1.   Mr. Atkins was appointed our Chief Executive Officer in July of 2003.

     2. Received pursuant to respective contractual arrangements between us and Investor Communications International, Inc.

     3.   Mr. Barbon joined us in 2003.

     4.   Messrs. Humphreys, MacKinnon and Jewett joined us in 2004.

     5. This amount represents the direct payment by us to Mr. Humphreys of aggregate management fees together with indirect payments to Mr. Humphreys, through Paluca Petroleum, Inc., his affiliate, of 10% of our working interest for each well drilled by our Company on properties held by us pursuant to his Humphreys Consultation Agreement with us.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2005


     ------------------------------------------------------------------------------------------
     OPTION/SAR GRANTS IN LAST FISCAL YEAR
     -------------------------------------------------------------------------------------------
     ----------------------- ----------------------- ------------------- ---------- ------------
     Name                      Number of Securities    Percent of Total   Exercise    Date of
                                 Underlying Options    Options Granted     Price     Expiration
     ----------------------- ----------------------- ------------------- ---------- ------------
     Grant Atkins                           250,000             10.0%     $1.25        08/18/10
     ----------------------- ----------------------- ------------------- ---------- ------------
     Douglas Humphreys                      500,000             20.0%     $1.25        08/18/10
     ----------------------- ----------------------- ------------------- ---------- ------------
     Norman MacKinnon                        25,000              1.0%     $1.25        08/18/10
     ----------------------- ----------------------- ------------------- ---------- ------------
     Stephen Jewett                          25,000              1.0%     $1.25        08/18/10
     ----------------------- ----------------------- ------------------- ---------- ------------
     Vaughn Barbon                           50,000              2.0%     $1.25        08/18/10

     International Market(1)                500,000                        $1.00
      Trend AG                            1,150,000              66.0%     $1.25       08/18/10
     ----------------------- ----------------------- ------------------- ---------- ------------

     (1) The 1,150,000 Stock Options have been returned to us in 2005 by IMT and were reassigned in 2006 to agents of IMT under identical terms and conditions of the original grant.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Consultation Agreement

     On July 12, 2004, we entered into a Consultation Agreement (the "Humphreys Consultation Agreement") with Lexington Oil & Gas and Douglas Humphreys. Pursuant to the Humphreys Consultation Agreement, Mr. Humphreys will assist in overseeing the drilling operations and the completion and management of our wells. Mr. Humphreys compensation pursuant to the terms and provisions of the Humphreys Consultation Agreement will be: (i) $7,500 per month effective April 1, 2004, (ii) the assignment of up to 10% carried working interest of Lexington's interest in every well drilled on all properties held by us, including the Wagnon Lease (during fiscal year 2004 we recorded additional compensation expense to Mr. Humphreys of $117,030 being the estimated value of his 10% carried interest in our wells developed as at December 31, 2004); (iii) the right to purchase up to an additional 5% working interest of Lexington's interest in all wells drilled by us on our properties provided that funds for this participation are paid prior to the commencement of drilling of said wells; and (iv) grant of 200,000 Stock Options to purchase shares of our common stock at an exercise price of $3.00 per share (which were granted July, 2004). The Humphreys Consultation Agreement can be terminated at any time with ninety days written notice by either party.

COMPENSATION OF DIRECTORS

     Generally, our directors do not receive salaries or fees for serving as directors, nor do they receive any compensation for attending meetings of the board of directors. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, our directors are entitled to participate in our stock option plan. During fiscal year ended December 31, 2005, we paid Steve Jewett $65,000 in connection with his service as the chairman of the audit committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of March 28, 2006, there are 28,573,654 shares of common stock issued and outstanding.

---------------------------------- ---------------------- --------------------
Name and Address of                 Amount and Nature of  Percent of Beneficial
Beneficial Owner                    Beneficial Ownership         Ownership
---------------------------------- ---------------------- --------------------
Grant Atkins                       350,000 (1)                          1.22%
7473 West Lake Mead Road
Las Vegas, Nevada 89128
---------------------------------- ---------------------- --------------------
Vaughn Barbon                      50,000  (2)                          0.17%
7473 West Lake Mead Road
Las Vegas, Nevada 89128
---------------------------------- ---------------------- --------------------
Douglas Humphreys                  2,250,000 (3)                        7.87%
7473 West Lake Mead Road
Las Vegas, Nevada 89128
---------------------------------- ---------------------- --------------------
Norman MacKinnon                   27,500(4)                            0.10%
7473 West Lake Mead Road
Las Vegas, Nevada 89128
---------------------------------- ---------------------- --------------------
Steve Jewett                       27,500(5)                            0.10%
7473 West Lake Mead Road
Las Vegas, Nevada 89128
---------------------------------- ---------------------- --------------------
Orient Explorations Ltd.           6,000,000(6)                        21.00%
P.O. Box 97 Leeward
Highway, Provinciales
Turks & Caicos Islands
---------------------------------- ---------------------- --------------------
Longfellow Industries (B.C.) Ltd.  3,000,000(7)                        10.50%
612 - 618 West 45th Avenue
Vancouver, British Columbia
Canada V5Z 4R7
---------------------------------- ---------------------- --------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         - continued

---------------------------------- ---------------------- --------------------
Name and Address of                 Amount and Nature of  Percent of Beneficial
Beneficial Owner                    Beneficial Ownership         Ownership
---------------------------------- ---------------------- --------------------
Alexander Cox
428 - 755 Burrard Street           2,155,134                            7.54%
Vancouver, British Columbia
Canada V6Z 1X6
---------------------------------- ---------------------- --------------------
James C. Dow
4001 Aurora Avenue North           2,050,500                            9.47%
Seattle, Washington 98103
---------------------------------- ---------------------- --------------------
All Officers and Directors
 (5 total)                         2,705,000 (8)
---------------------------------- ---------------------- --------------------

     (1) This figure includes: (i) the assumption of the exercise of 100,000 Stock Options to purchase 100,000 shares of our common stock at an exercise price of $3.00 per share expiring on December 31, 2008; and (ii) the assumption of the exercise of 250,000 Stock Options to purchase 250,000 shares of our common stock at an exercise price of $1.25 expiring on July 18, 2010.

     (2) This figure includes the assumption of the exercise of 50,000 Stock Option to purchase 50,000 shares of our common stock at an exercise price of $.125 per share expiring on July 18, 2010.

     (3) This figure includes: (i) 1,500,000 shares of common stock; (ii) the assumption of the exercise of 200,000 Stock Options to purchase 200,000 shares of our common stock at an exercise price of $3.00 expiring on December 31, 2008;
(iii) the assumption of the exercise of 50,000 Stock Options to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share expiring on December 31, 2008; and (iv) the assumption of the exercise of 500,000 Stock Options to purchase 500,000 shares of our common stock at an exercise price of $1.25 expiring on July 18, 2010.

     (4) This figure includes: (i) the assumption of the exercise of 2,500 Stock Options to purchase 2,500 shares of our common stock at an exercise price of $1.00 per share expiring on December 31, 2008; and (ii) the assumption of the exercise of 25,000 Stock Options to purchase 25,000 shares of our common stock at an exercise price of $1.25 per share expiring on July 18, 2010.

     (5) This figure includes: (i) the assumption of the exercise of 2,500 Stock Options to purchase 2,500 shares of our common stock at an exercise price of $1.00 per share expiring on February 2, 2009; and (ii) the assumption of the exercise of 25,000 Stock Options to purchase 25,000 shares of our common stock at an exercise price of $1.25 per share expiring on July 18, 2010.

     (6) The sole shareholder of Orient Explorations Ltd. is Canopus Limited for Meridian Trust. The sole director of Orient Explorations Ltd. is Cockburn Directors, Ltd. Mr. Dempsey as authorized representative of Cockburn Directors Ltd. has the sole exclusive voting and disposition rights regarding shares of common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         - continued

     (7) The sole shareholder of Longfellow Industries (B.C.) Ltd. is Irene V. Cox. The directors of Longfellow Industries (B.C.) Ltd. are Irene V. Cox, Catherine S. Lambert and William A. Cox. The board of directors of Longfellow Industries (B.C.) Ltd. has the sole exclusive voting and disposition rights regarding shares of common stock.

     Our Board of Directors was advised that a private transaction not involving a public sale occurred effective as of February 18, 2005 between Orient Explorations Ltd. and Longfellow Industries (B.C.) Ltd. Pursuant to the terms and provisions of the private transaction, Orient Explorations Ltd. sold 3,000,000 shares of our restricted common stock it held of record to Longfellow Industries (B.C.) Ltd. at par value $0.00025 for an aggregate consideration of approximately $750.00 in cash. At the time of the transaction, Orient Explorations Ltd. was deemed to be an affiliate of us.

     Our Board of Directors is unaware of any arrangement or understanding among the members of Orient Explorations Ltd. and Longfellow Industries (B.C.) Ltd. with respect to election of our directors or other matters.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction from October 1, 2003 to the date of this Annual Report, or in any proposed transactions, which has materially affected or will materially affect us. As they relate to the certain relationships and related transactions discussed below, Douglas Humphreys, one of our directors, is the sole officer, director and shareholder of Paluca Petroleum, Inc. Douglas Humphreys is an officer and director of Oak Hills Drilling. Mr. Humphreys is currently a member and officer of Oak Hills Drilling and Operating, LLC., and a previous owner of a 25% shareholding in Oak Hills Drilling and Operating International, Inc. until January 21, 2006. He is currently a director and officer of Oak Hills Drilling and Operating International, Inc.

Oak Hills International Ltd.

     On January 26, 2006, we entered into the Oak Hills Share Exchange Agreement. For a complete description, see "Current Business Operations." On January 1, 2005, we appointed Oak Hills as our elected operator for wells on our Wagnon Lease and for further drilling to be conducted by us.

Saddlebag Oilfield Services

     Saddlebag Oilfield Services ("Saddlebag") has provided completion services to Oak Hills Energy Inc., Lexington's previous designated operator during 2004 for Lexington wells, Kellster #1-5, Kyndal #2-2, and Bryce #3-2 during 2004 and incurred direct expenses on behalf of Lexington. Mr. Humphreys is a director of Saddlebag and Pam Humphreys, Mr. Humphrey's wife, is the president of Saddlebag. During fiscal year ended December 31, 2004, Oak Hills Energy, Inc. paid Saddlebag a total of $44,567 for completion work on the three wells previously mentioned. The work included setting up the surface equipment, swabbing the well to initiate production, laying pipeline, setting up fences, compressor hookups and other related services. During fiscal year ended December 31, 2005, Oak Hills Drilling and Operating, LLC. was the operator and developer of wells for Lexington and made no payments to Saddlebag on behalf of Lexington.

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

     On January 21, 2004, Orient Explorations, Inc. and Douglas Humphreys entered into an agreement (the "Humphreys/Orient Agreement"). Pursuant to the terms and provisions of the Humphreys/Orient Agreement, Mr. Humphreys agreed to transfer 750,000 shares of our restricted common stock held of record by Humphreys to Orient Explorations Inc. for $10.

Orient Explorations Ltd.

     On February 18, 2005, Orient Explorations Ltd. and Longfellow Industries (B.C.) Ltd. entered into a stock purchase agreement pursuant to which Orient Explorations Ltd. sold 3,000,000 shares of our restricted common stock to Longfellow Industries (B.C) Ltd. for aggregate consideration of approximately $750.00 in cash.

Officers/Directors

     On August 19, 2005, we granted to: (i) Norman MacKinnon 25,000 Stock Options to acquire shares of our common stock; (ii) Grant Atkins 250,000 Stock Options to acquire shares of our common stock (who is also paid $10,000 monthly as part of remuneration for his duties as our President); (iii) Vaughn Barbon 50,000 Stock Options to acquire shares of our common stock (who is also paid up to $5,000 monthly as part of remuneration for his duties as our Chief Financial Officer; and (iv) Steve Jewett 25,000 Stock Options to acquire shares of our common stock (who was also paid $65,000 during fiscal year ended December 31, 2005 for his services as chairman of our audit committee.

     On July 12, 2004, we entered into the Humphreys Consultation Agreement with Lexington Oil & Gas and Douglas Humphreys. For a complete description of the Humphreys Consultation Agreement see "Employment Contracts and Termination of Employment and Change in Control Arrangements." Pursuant to the Humphreys Consultation Agreement, Mr. Humphreys or Paluca Petroleum, Inc. is paid $7,500 per month by us and receives 10% of our working interest of Lexington's interest as a carried working interest in any well drilled and completed by us. On August 19, 2005, we granted Doug Humphreys 500,000 Stock Options to acquire shares of our common stock. During the year ended December 31, 2005, we recorded additional compensation expense to Mr. Humphreys of $160,708 (December, 2004 - $117,030) being the estimated value of his 10% carried interest in our well interests that were successfully developed in the period ended December 31, 2005. We incurred and paid $60,000 to Mr. Humphreys during the year pursuant to provisions of the Humphreys Consultation Agreement.

Financial Consulting Agreement

     On November 10, 2003, we entered into a financial consulting services agreement (the "Financial Consulting Agreement") with International Market Trend AG, a private company ("IMT"). Pursuant to the terms and provisions of the Financial Consulting Agreement: (i) IMT performed a wide range of management, administrative, financial, business development, and consulting services for us:
(ii) we granted IMT and/or its designates or employees 950,000 pre-forward stock split Stock Options to purchase shares of our common stock at an exercise price of $0.50 per share; and (iii) we agreed to a contracted rate of $10,000 per month. We incurred $90,000 in fees to IMT for fiscal year ended December 31, 2004 and nil in fiscal year 2003. Of the 1,000,000 Stock Options granted on February 2, 2004, 895,000 pre-forward stock split Stock Options were granted to IMT or its designates. The Financial Consulting Agreement was for a term of twelve months and expired on November 10, 2004, with subsequent renewal of the contract on a month to month basis thereafter.

     On February 1, 2005, we granted to IMT 600,000 Stock Options to acquire shares of our common stock. On August 19, 2005, we granted to IMT 1,150,000 Stock Options to acquire shares of our common stock, which have been returned by IMT to us and were subsequently re-assigned to two consultants of IMT on March 1, 2006. We incurred $120,000 in fees to IMT for the fiscal year ended 2005.

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

     10.3 Assignment of South Lamar Farmouts. (4)

     10.4 South Lamar Farm-Out Agreement #2 dated April 21, 2004. (4)

     10.5 South Lamar Farm-Out Agreement #3 dated April 21, 2004. (4)

     10.6 SISM Research & Investment Services Agreement dated June 2005 (5)

     10.7 Douglas Humphreys Consulting Agreement dated July 12, 2004. (4)

     10.8 Oak Hills Drilling and Operating, LLC Drilling Agreement dated November 9, 2004. (4)

     10.9 South Lamar Farm-Out Agreement #4 dated July 14, 2004 (2)

    10.10 Settlement Agreement with C.K Cooper & Company, Inc. dated July 26, 2005 (6)

    10.11 Exploration Agreement between Lexington Oil & Gas Ltd. Co. and Rylan Peyton, LLC. dated January 31, 2006 filed herewith.

    10.12 Consulting Agreement between Lexington Resources Inc. and EurXchange Consulting Ltd. dated February 15, 2006 filed herewith.

    10.13 Exploration Agreement between Lexington Oil & Gas Ltd. And Dylan Peyton, LLC dated January 31, 2006, together with Comanche County assignment filed herewith.

    10.14 Share Exchange Agreement between among Lexington Resources Inc., Oakhills Drilling and Operating International, Inc., Oak Hills Drilling and Operating LLC., and shareholders of Oak Hills Frilling and Operating International, Inc. dated January 23, 2006. (8)

    10.15 Agreement between Lexington Resources Inc. and Pathway Investment LP dated July 14, 2005 filed herewith.

    10.16 Stock Option Plan of Lexington Resources, Inc. dated February 2, 2004. (2)

    10.17 Charter of Audit Committee of Lexington Resources, Inc.(9)

     14.  Code of Ethics. (9)

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

     32.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

     33.3 Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

     99.1 Reserve  and   Economic   Evaluation   prepared   by  Fletcher   Lewis
          Engineering, Inc. (2)

     99.2 Reserve and Economic Evaluation dated January 6, 2006, redacted version without graphical information and production runs on probable reserve category information. (7)

     (1) Incorporated by reference to Exhibit 4.1 of Lexington Resources Inc. Annual Report on Form 10-KSB filed with the Commission on April 7, 2004 (SEC File no. 000-25455).

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

     (5) Incorporated by reference to Exhibit to Lexington Resources Inc. Form SB-2 Registration Statement filed with the Commission on October 17, 2005.

     (6) Incorporated by reference to Exhibit to Lexington Resources Inc. Form SB-2 Registration Statement filed with the Commission on November 18, 2005.

     (7) Incorporated by reference to Exhibit to Lexington Resources Inc. From 8-K filed with the Commission on February 13, 2006.

     (8) Incorporated by reference to Exhibit to Lexington Resources Inc. Form 8-K filed with the Commission on January 24, 2006.

     (9) Incorporated by reference to Exhibit to Lexington Resources Inc. Form 10-KSB filed with the Commission on March 31, 2005.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

     During fiscal year ended December 31, 2005, we incurred approximately $65,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2005 and for the review of our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

     During fiscal year ended December 31, 2004, we incurred approximately $45,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2004 and for the review of our financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

     During fiscal year ended December 31, 2005, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LEXINGTON RESOURCES, INC.


Dated: March 31, 2006                     By: /s/GRANT ATKINS
                                              ----------------------------------
                                              Grant Atkins, President/Chief
                                              Executive Officer



Dated: March 31, 2006                     By: /s/ VAUGHN BARBON
                                              ----------------------------------
                                              Vaughn Barbon, Treasurer/Chief
                                              Financial Officer