Form 10QSB
period 2006-03-31
LEXINGTON RESOURCES INC
filed 2006-05-17
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-25455

LEXINGTON RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0365453
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.
N/A

Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Class Outstanding as of May 14, 2006
Common Stock, $.00025 par value	33,716,701

Transitional Small Business Disclosure Format (check one)

Yes ☐ No ☒

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(UNAUDITED)

LEXINGTON RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS
	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,608	$520,332
Accounts receivable	583,714	184,546
Due from related parties	35,870	-
Prepaid expenses and other	11,757	-
Current portion of deferred finance fees (Note 5)	181,125	401,715
	823,074	1,106,593

DEFERRED FINANCE FEES (Note 5)	83,863	267,810

PROPERTY AND EQUIPMENT (Note 4)
Oil and gas properties - full cost method of accounting
Proved, net of accumulated depletion $491,160 (2005 - $420,937)	2,230,225	2,329,448
Unproved	5,566,739	4,000,024
	7,796,964	6,329,472
Other equipment, net of accumulated depreciation of $117,909 (2005 - $1,328)	5,117,947	2,167
	12,914,911	6,331,639

	$13,821,848	$7,706,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,623,314	$936,265
Current portion of long term debt (Note 5)	209,013	-
Promissory note and other short term advances (Note 5)	1,116,767	601,973
Current portion of convertible notes and accrued interest (Note 5)	1,316,402	1,940,781
	5,265,496	3,479,019
CONVERTIBLE NOTES (Note 5)	240,424	1,220,965
LONG TERM DEBT (Note 5)	1,295,961	-
	6,801,881	4,699,984

CONTINGENCIES AND COMMITMENTS (Notes 1, 4, 5 & 7)

STOCKHOLDERS’ EQUITY (Note 7)
Common stock $.00025 par value: 200,000,000 shares authorized
Preferred stock, $.001 par value: 75,000,000 shares authorized
Issued and outstanding:
28,701,817 common shares (December 31, 2005 - 18,627,523)	8,094	5,575
Additional paid-in capital	24,118,644	16,297,665
Common stock purchase warrants	2,809,836	2,809,836
Accumulated deficit	(19,916,607)	(16,107,018)
	7,019,967	3,006,058

	$13,821,848	$7,706,042

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period ended
	March 31,
	2006	2005

REVENUES
Oil and gas revenue	$167,207	$130,060
Drilling revenue	134,099	-

	301,306	130,060

OPERATING EXPENSES
Operating costs and taxes	60,098	58,065
Rig, well and pulling unit expense	221,486	-
Salaries, wages and related	156,380	-
Depreciation, depletion and amortization	186,804	54,907
General and administrative	265,878	300,521
Consulting - stock-based	-	775,753
Investor relations and promotion	1,599,174	590,948

	2,489,820	1,780,197

NET INCOME (LOSS) FROM OPERATIONS	(2,188,514)	(1,650,134)

INTEREST AND FINANCE FEES (Note 5)	(1,621,075)	-

NET LOSS FOR THE PERIOD	$(3,809,589)	$(1,650,134)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.16)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,954,794	17,049,854

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three month period ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,809,589)	$(1,650,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	775,753
Non-cash expenses	37,500	81,354
Oil and gas depletion	70,223	54,907
Depreciation	116,581	166
Non-cash interest and finance fees (Note 5)	1,494,051	-
Changes in working capital assets and liabilities:
Accounts receivable	402,341	38,925
Prepaid expenses and other	8,692	-
Accounts payable	844,213	90,729
Accrued interest payable	(73,496)	-

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(909,484)	(608,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,625)	-
Oil and gas properties	(1,537,715)	(15,310)
Cash acquired on acquisition of Oak Hills, net of transaction costs	119,544	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,421,796)	(15,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Drilling obligation payments	-	(94,306)
Advances (to) from related parties	(20,698)	-
Convertible note repayments	(581,836)	-
Long term debt repayments	(13,410)	-
Promissory notes and other short term advances	500,000	-
Proceeds on sale of common stock	1,937,500	454,630

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,821,556	360,324

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(509,724)	(263,286)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	520,332	326,293

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,608	$63,007

SUPPLEMENTAL CASH FLOW INFORMATION (Note 8).

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

NOTE 1: NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

Lexington Resources, Inc., a Nevada corporation, and its wholly owned subsidiary Lexington Oil & Gas Ltd. Co., an Oklahoma Limited Liability Corporation (“Lexington”), were organized for the purposes of the acquisition and development of oil and natural gas properties in the United States, concentrating on unconventional gas production initiatives that include coal bed methane gas acquisitions and developments in the Arkoma Basin in the State of Oklahoma as well as Barnett Shale targeted acquisitions and developments in the Dallas Fort Worth Basin in the State of Texas.

On January 23, 2006, the Company acquired 100% of the shares of Oak Hills Drilling and Operating International, Inc., and its wholly owned operating subsidiary, Oak Hills Drilling and Operating LLC (“Oak Hills”). The purpose of the acquisition of Oak Hills was to enable the Company to improve scheduling of property development, to decrease costs associated with drilling and completing wells, and to increase the Company's control over its oil and gas leasehold developments by utilizing Oak Hills’ in house drilling and completion teams for its property exploration initiatives and gas well development programs.

Going Concern
The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $4,442,422 at March 31, 2006, has incurred losses since inception of $19,916,107 and further losses are anticipated in the development of its oil and gas properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing losses and property development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances and debt instruments, as well as further equity placements.

Subsequent to March 31, 2006 the Company has commenced a private placement of units at $1.00 per unit as described in Note 9. To date the Company has completed the issuance of 3,750,000 units for gross proceeds of $3,750,000 and has received further subscription proceeds of $3,900,000 in connection with this private placement offering.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2: STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123R”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the three months ended March 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods have not been restated.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

NOTE 2: STOCK-BASED COMPENSATION (continued)

All previously granted stock options had fully vested as at December 31, 2005 and during the period ended March 31, 2006, the Company did not grant any new stock options or modify any previously existing stock options. Accordingly, the Company’s results of operations for the period ended March 31, 2006 were no different than if the Company had not adopted SFAS 123R. As a result, no pro forma disclosure of the impact of adopting SFAS 123R has been provided.

During the period ended March 31, 2005, all stock options granted were to consultants and accounted for in accordance with the provisions of SFAS 123. Accordingly, no pro forma disclosure of the impact of not having adopted SFAS 123 has been provided.

NOTE 3: ACQUISITION OF OAK HILLS DRILLING AND OPERATING INTERNATIONAL, INC.

On January 23, 2006, the Company acquired 100% of the shares of Oak Hills Drilling and Operating International, Inc., and its wholly owned operating subsidiary, Oak Hills Drilling and Operating LLC (“Oak Hills”). The companies were acquired from the existing shareholders for an aggregate of 6,000,000 restricted shares of the Company’s common stock. The assets of Oak Hills were independently valued at approximately $5.85 million and management of the Company determined a net tangible fair value of approximately $3.82 million as the basis for the total number of common shares issued at a price per share of $0.637. As of the acquisition date, Oak Hills had secured promissory notes totaling $1.29 million owed to certain of the Oak Hills vendors. The $1.29 million in promissory notes accrue interest at 9% per annum, and require no payments of interest or principal until the end of a two year term ending January 22, 2008.

The purpose of the acquisition of Oak Hills was to enable the Company to improve scheduling of property development, to decrease costs associated with drilling and completing wells, and to increase the Company's control over its oil and gas leasehold developments by utilizing Oak Hills’ in house drilling and completion teams for its property exploration initiatives and gas well development programs.

Prior to the acquisition of Oak Hills, there were 18,627,523 shares of common stock of the Company outstanding. Accordingly, the pre-acquisition shareholders of the Company owned approximately 76% of the post-acquisition issued and outstanding shares of the Company’s common stock. As a result this business combination has been accounted for using the purchase method with the Company being the acquirer.

The fair value of the assets acquired and liabilities assumed effective January 23, 2006 are as follows;

Current assets	$1,024,458
Property, plant and equipment	5,228,736
Current liabilities	(842,836)
Due to related parties	(1,280,789)
Long term debt	(222,423)

$3,907,146

Consideration paid
- 6,000,000 common shares at $0.6374 per share	$3,824,190
- transaction costs	82,956

$3,907,146

The results of operations and cash flows presented include those of the Company for all periods presented and those of Oak Hills for the period from January 23, 2006 to March 31, 2006.

The following unaudited pro forma information presents the results of operations as if the acquisition had occurred as of the January 1, 2006. Oak Hills did not have revenue in the three month period ended March 31, 2005 and its net loss for the period was not significant as the Company was only acquiring drilling equipment at that time, and hence pro forma results are not presented for the three month period ended March 31, 2005. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such January 1, 2006, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for increases in depreciation expense and shares outstanding.

FOR THE THREE MONTHS ENDED MARCH 31, 2006
Revenues	$647,949
Net income (loss)	$(3,785,917)
Net income (loss) per share - basic and diluted	$(0.15)

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	March 31,	December 31,
	2006	2005
Oil and gas properties:
Proved, subject to depletion	$2,721,385	$2,750,385
Unproved, not subject to depletion	5,566,739	4,000,024
Accumulated depletion	(491,160)	(420,937)

Net oil and gas properties	7,796,964	6,329,472

Other equipment	5,235,856	3,495
Accumulated depreciation	(117,909)	(1,328)

Net other property and equipment	5,117,947	2,167

Property and equipment, net of accumulated depreciation and depletion	$12,914,911	$6,331,639

The Company's oil and gas activities are currently conducted in the United States. During the period ended March 31, 2006, the Company completed the following transactions related to its oil and gas activities:

Joint Exploration Agreement - Arkoma Basin, Oklahoma

On March 3, 2006, effective January 31, 2006, the Company entered into an exploration agreement with Dylan Peyton, LLC (“Dylan”) of Dallas, Texas to jointly develop Lexington’s Arkoma Basin leases located in Hughes and MacIntosh Counties in the State of Oklahoma (the “Arkoma Basin Exploration Agreement”). The property will be developed on a 50/50 equal working interest basis. An affiliate to Dylan, named Avatar Energy, LLC, will become the operator for the project supplying at least one drilling rig to the project. The Company has assigned 50% of its undeveloped leasehold interests in Oklahoma in exchange for cash proceeds of $575,000 which equates to approximately 50% of the Company’s originally incurred leasing costs. Assignments to 50% of the Company’s undeveloped leasehold interests in Coal Creek, South Lamar, Middle Creek, and H-9 Prospects have been effected to Dylan. Well bores and acreage relating to previously drilled and completed wells by the Company will not form part of any assignments under the Arkoma Basin Exploration Agreement. Proceeds from this disposal were recorded as a reduction of the capitalized costs without recognition of a gain or loss as the disposal did not result in a change of 20 percent or more in the Company’s depletion rate.

Joint Exploration Agreement - Comanche County, Texas
On March 3, 2006, effective January 31, 2006, the Company entered into an exploration agreement with Dylan to jointly develop approximately 5,000 acres of Barnett Shale and shallow gas targets in Comanche County, Texas (the “Comanche County Exploration Agreement”). The property will be developed on a 50/50 equal working interest basis. The Company’s subsidiary, Oak Hills will become the operator of the project. The Company will pay approximately $1,250,000 for its 50% working interest in the new acreage through a combination of $575,000 in cash (paid during the period) and approximately $675,000 of carried drilling costs in the first Comanche Barnett Shale test well expected to be drilled on or before September 2006.

Acquisition of Oak Hills Drilling and Operating International, Inc.

On January 23, 2006, the Company completed the acquisition of Oak Hills as described in Note 3.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

NOTE 5: LONG TERM DEBT, SHORT TERM DEBT AND OTHER ADVANCES

During the period ended March 31, 2006, the Company had the following activity in connection with long term debt, short term debt and other advances:

Promissory note
On December 20, 2005 the Company obtained an unsecured loan by way of promissory note from a shareholder of the Company totaling $600,000. The term of the loan is for two years with interest calculated at 10% per annum. Interest is to be paid on a quarterly basis with the principal to be repaid on or before the two year loan period. As of March 31, 2006, $16,767 (December 31, 2005 - $1,973) of interest had accrued on this loan. The Company intends to repay this loan during 2006 and accordingly it has been classified as a current liability.

Long term debt
As at the date of the Oak Hills acquisition, Oak Hills had outstanding notes payable to financial institutions secured by certain assets of Oak Hills with interest rates ranging from 6.25% to 11.5% and maturing through October 2010. The March 31, 2006 balance outstanding of $209,013 was subsequently repaid and accordingly it has been classified as a current liability.

As at the date of the Oak Hills acquisition, Oak Hills had outstanding promissory notes totaling $1,295,961 which accrue interest at 9% per annum, and require no payments of interest or principal until the end of a two year term ending January 22, 2008. These promissory notes are owed to certain former shareholders of Oak Hills, being vendors in the Oak Hills acquisition described in Note 3 and are secured against the assets of Oak Hills. During the period ended March 31, 2006, the Company accrued $18,854 of interest on these loans resulting in $138,260 of accrued interest owing.

Secured convertible notes
As at December 31, 2005, the Company had secured convertible debt principal outstanding of $4,834,314 less an unamortized discount of $1,801,901 resulting in a net carrying value of $3,032,413 of which $1,831,448 plus accrued interest of $109,333 was recorded as a current liability. During the period ended March 31, 2006, the Company paid a total of $176,688 of interest, repaid a total of $581,836 of principal, converted a total of $2,010,701 of principal and $13,607 of interest into common shares of the Company at a price of $1.00 per share under the provisions of the Convertible Note agreements. Also during the period, the Company recorded non-cash finance fees totaling $1,089,514 relating to the amortization of the discount on both converted and unconverted notes and $404,537 relating to the amortization of deferred issuance costs. As at March 31, 2006, the Company had convertible debt principal outstanding of $2,261,771 less an unamortized discount of $712,387 resulting in a net carrying value of $1,549,384 of which $1,308,960 plus accrued interest of $7,442 was recorded as a current liability. (Refer to Note 6).

Other short term advances
During the period ended March 31, 2006, the Company received an advance from a shareholder of the Company of $500,000. This amount is unsecured, non-interest bearing and without specific terms of repayment. Subsequently this amount was applied towards subscriptions in connection with the Company’s current private placement. (Refer to Note 9).

NOTE 6: STOCKHOLDERS' EQUITY

The authorized capital of the Company consists of 200,000,000 voting common shares with $0.00025 par value, and 75,000,000 non-voting preferred shares with $0.001 par value.

Common Stock Issuances -Three months ended March 31, 2006

The Company entered into a one year consulting contract with a third party contractor, to provide financial and investor public relations and related matters in Germany. In connection with this agreement the Company issued 400,000 restricted shares of the Company’s common stock with a fair value of $300,000 and agreed to pay approximately $353,000 (EUR $293,000) over the term of the agreement. The $300,000 was initially recorded as a deferred compensation equity item of which $37,500 was expensed during the period.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

NOTE 6: STOCKHOLDERS' EQUITY (continued)

During the period 1,150,000 stock options were re-assigned from International Market Trend, Inc. (“IMT”) to two consultants of IMT in connection with business development services provided by IMT and the consultants to the Company. The options are exercisable at $1.25 per share for a term of 5 years and replaced 1,150,000 options previously granted to IMT which were concurrently cancelled. The exercise prices, terms and conditions of the new options issued were identical to those of the stock options cancelled. As these options are a reissuance of the original options and not a modification or replacement of the original option, the Company has not remeasured the fair value of the options at the reissuance date.

A total of 1,650,000 options were exercised (500,000 at $1.00 per share and 1,150,000 at $1.25 per share) for cash proceeds of $1,937,500. All shares issued were previously registered on Form S-8.

The Company issued 6,000,000 restricted shares of common stock in connection with the acquisition of Oak Hills as described in Note 3.

The Company issued 2,024,294 shares of common stock on conversion of certain convertible note principal and interest amounts as described in Note 5.

NOTE 7: RELATED PARTY TRANSACTIONS

The Company previously entered into a one year contract with IMT on November 10, 2003, a private company that performs a wide range of management, administrative, financial, and business development services to the Company. The contract has been renewed annually. During the period, the Company incurred $20,000 in fees to IMT of which $10,000 remains unpaid as at March 31, 2006.

During the period ended March 31, 2006 the Company incurred (a) $45,000 to its officers for management fees, (b) $15,000 to an officer and director for expense reimbursements and (c) $15,000 in fees to a director.

During the period, the Company incurred $22,500 in fees to the sole officer and director of Oak Hills who is also a director of the Company. In addition, Oak Hills incurred $11,500 to this director and a relative of this director for rent on the Company’s field offices in Oklahoma. This director has previously been assigned a 10% carried working interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon lease , and has also been provide the right to purchase up to an additional 5% working interest of the Company total interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells.

On January 1, 2005, the Company appointed Oak Hills as its elected operator for wells on its Wagnon Lease, and for further drilling to be conducted by the Company. During the period the Company acquired Oak Hills who continues to act as operator.

Refer to Notes 3 and 4.

NOTE 8: SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Three months ended March 31,
	2006	2005
Cash paid during the period for:

Interest	$176,688	$-

Income taxes	$-	$-

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

NOTE 9: SUBSEQUENT EVENTS

Subsequent to March 31, 2006, in connection with the secured convertible notes, the Company paid a total of $1,609 of interest, repaid a total of $13,926 of principal, converted a total of $1,102,175 of principal and $13,263 of interest into common shares of the Company at a price of $1.00 per share under the provisions of the Convertible Note agreements (total of 1,115,438 common shares issued) leaving an outstanding principal balance of convertible notes of $1,145,665.

The Company issued 150,000 shares of common stock on the exercise of Series B warrants at a price of $1.25 per warrant for total proceeds of $187,500. The Series B warrants were originally issued as part of the secured convertible note unit offering and the shares of common stock underlying the warrants were registered by way of a Registration Statement on Form SB-2.

On April 28, 2006 and May 2, 2006, the Company completed the initial tranches of a private placement pursuant to which the Company issued an aggregate of 3,750,000 units ("Unit") of the Company’s securities at a subscription price of U.S. $1.00 per Unit; with each such Unit being comprised of one common share and one non-transferable common stock purchase warrant ("Warrant"). Each resulting Warrant entitles the subscriber to purchase an additional common share (“Warrant Share”) of the Company at a price of $1.25 per share for the period commencing upon the date of issuance of the Units by the Company and ending on the day which is the earlier of (i) 18 months from the date of issuance of the Units and (ii) 12 months from the effective date of the Company’s proposed registration statement. Both the Warrant Shares and the common shares issued pursuant to the private placement offering are to be proposed for registration under the United States Securities Act of 1933, as amended. The Company will pay finders fees of 5% of the gross cash proceeds received under the private placement offering and 10% restricted common shares on the gross units issued, with such restricted shares carrying piggy back registration rights.

Through May 16, 2006, additional subscriptions totaling $3,900,000 have been received by the Company toward the private placement offering on similar terms to those outlined above.

Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we”, “our” or the “Company” refer to Lexington Resources, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Lexington Resources, Inc. is a corporation organized under the laws of the State of Nevada. We currently trade on the OTC Bulletin Board under the symbol "LXRS" and on the Frankfurt and Berlin Stock Exchanges under the symbol “LXR”; WKN: AØBKLP.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration company engaged in the acquisition and development of oil and natural gas properties in the mid-continental United States. Our operational focus is on horizontal gas well development initiatives in the Arkoma Basin, Oklahoma (Coal Bed Methane) and more recently, the Dallas Fort Worth Basin in Texas (Barnett Shale). Since our inception in 2003, we have have weighted our development initiatives towards unconventional gas production.

We have wholly owned subsidiary interests as follows:

Our wholly owned subsidiary, Lexington Oil & Gas Ltd. Co., an Oklahoma limited liability company (“Lexington”), conducts oil and gas exploration and production initiatives in our two areas of interest in the Barnett Shale gas domain of the Dallas Fort Worth Basin in Texas and the Coal Bed Methane producing areas of the Arkoma Basin in Oklahoma. Lexington acquires and develops property, lease, well, and production interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Our wholly owned subsidiaries, Oak Hills Drilling and Operating International Inc., a Nevada company, and Oak Hills Drilling and Operating, LLC, (“Oak Hills”), an Oklahoma limited liability company, were acquired in the first quarter of 2006. Oak Hills Drilling and Operating International Inc., is the private parent company to Oak Hills that provides comprehensive well drilling, well completion, and well services.

We have evolved into an integrated drilling and production company by acquiring with our contract operator Oak Hills. This enables us to more comprehensively control our development process and more easily schedule the rate of drilling and production initiatives. We acquired Oak Hills as a 100% owned subsidiary. We now benefit from both service industry revenues and gas revenues from exploration and production while being able to drill and complete wells on our own schedule with higher quality control.

Acquisition of Oak Hills

On January 23, 2006, we entered into a definitive share exchange agreement (the “Oak Hills Share Exchange Agreement”) with Oak Hills International, Inc., Oak Hills, and each of the shareholders of Oak Hills International, Inc. (the “Oak Hills International Shareholders”), pursuant to which the Oak Hills International Shareholders agreed to sell to us the total issued and outstanding shares of Oak Hills International, Inc. and its wholly owned subsidiary, Oak Hills in consideration of the issuance by us to the Oak Hills International Shareholders of an aggregate of 6,000,000 shares of restricted common stock in the capital of the Company at a price of approximately $0.64 per share.

Oak Hills is currently our designated oil and gas operator for our well interests in the Barnett Shale, Texas Project leases. Oak Hills was originally created to drill, complete, and operate wells according to our exploration and development program when we had difficultly obtaining access to drilling rig service providers during the latter half of fiscal year 2004. On November 9, 2004, we had entered into an agreement with Oak Hills to drill a ten well program (the “Drilling Agreement”). We entered into the Drilling Agreement to eliminate wait times for proceeding with planned drilling initiatives due to high drilling demand and thus limited rig availability and to ensure continuous availability of a dedicated drilling rig and crew. On January 23, 2006, we acquired Oak Hills and Oak Hills Drilling and Operating International Inc. We believe that by having Oak Hills drill our prospects, we will immediately decrease our drilling costs on a consolidated basis and increase our control over our oil and gas leasehold developments enabling us to evolve into a vertically integrated oil and gas company with the capacity to take oil and gas development initiatives from land acquisition through drilling and to completion and production.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Joint Exploration Agreement - Arkoma Basin, Oklahoma

On March 3, 2006, effective January 31, 2006, we entered into an exploration agreement with Dylan Peyton, LLC ("Dylan") to jointly develop Lexington’s Arkoma Basin leases located in Hughes and MacIntosh Counties in the State of Oklahoma (the “Arkoma Basin Exploration Agreement”). The properties will be developed on a 50/50 equal working interest basis. An affiliate to Dylan, Avatar Energy, LLC, will become the operator for the project supplying at least one drilling rig to the project. We have assigned 50% of our undeveloped leasehold interests in Oklahoma in exchange for cash proceeds of $575,000 which equates to approximately 50% of the Company’s originally incurred leasing costs. Assignments to 50% of our undeveloped leasehold interests in Coal Creek, South Lamar, Middle Creek, and H-9 Prospects have been effected to Dylan. Well bores and acreage relating to previously drilled and completed wells by us do not form part of any assignments under the Arkoma Basin Exploration Agreement.

Under the exploration joint venture between us and Dylan, our operating subsidiary, Oak Hills, will be utilized for well completion and service, as well as geological and engineering work associated with the joint exploration. The joint exploration provides the ability for us to drill continuously and simultaneously on our leases in both the Arkoma Basin, Oklahoma through Avatar Energy, LLC, and the Barnett Shale in Texas through Oak Hills.

Joint Exploration Agreement - Comanche County, Texas

On March 3, 2006, effective January 31, 2006, we entered into an exploration agreement with Dylan to jointly acquire and develop approximately 5,000 acres of Barnett Shale and shallow gas targets in Comanche County, Texas (the “Comanche County Exploration Agreement”). The property will be developed on a 50/50 equal working interest basis. Our subsidiary, Oak Hills will become the operator of the project. We will pay approximately $1,250,000 for our 50% working interest in the new acreage through a combination of $575,000 in cash (paid during the period) and approximately $675,000 of carried drilling costs in the first Comanche Barnett Shale test well expected to be drilled on or before September 2006.

Well Drilling and Prospect Development

Arkoma Basin, Oklahoma

South Lamar Prospect, Hughes County, OK - Peyton 1-25, Dylan Peyton 1-24H, Nicole 1-23H wells: As at the date of this Quarterly Report, we, through Dylan and Avatar Energy, LLC, began drilling and development of three wells located on our South Lamar prospects. One vertical well (Peyton 1-25) and two horizontal wells (Nicole 1-23H and Dylan Peyton 1-24H) targeting a Coal Bed Methane (“CBM”) gas target wells are in stages of drilling and completion.

Non-Operated Interest Hughes County, OK - Gates 1-19 well: Lexington and its Arkoma Basin CMB exploration-drilling partner Dylan have elected to participate equally in an 11.25% working interest and 8.91% net revenue interest “Gates 1-19” horizontal CB well being drilled by Orion Exploration in McIntosh County, Oklahoma. Lexington and Dylan have 72 acres of the 640 acre section undergoing drilling by Orion, which if drilled and completed successfully, will hold three other possible horizontal CBM drilling sites with the same participation percentage. The acreage forms part of our 5,170 gross acre H-9 Prospect. The well has been drilled and is proceeding to completion stages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Barnett Shale, Texas

Oliver Lease, Tarrant County, TX - Oliver Unit #1H well: During first quarter of 2006, through Oak Hills, we completed the drilling portion of a horizontal Barnett Shale gas well named the Oliver Unit #1H. As of the date of this Quarterly Report, the well has been fracture stimulated, and is flowing back fluid related to the well stimulation procedure. The well is being prepared for final production including tank battery, metering, pipeline, gas processing, and marketing. We have a 100% working interest and a 70% net revenue interest in this well.

Martin Cantrell Lease, Parker County, TX: We are currently undergoing drill site preparation, road access, and permitting for a new Barnett Shale horizontal well on our Martin Cantrell lease in which we own a 100% working interest and 72.5% net revenue interest. We have obtained seismic data from a Devon Energy related company that was required to identify possible faulting in the area of the lease to minimize drilling risk and for engineering of the new horizontal well bore.

Non-Operated Interest, Parker County, TX: Paradise Park #1H well: Oak Hills acted as drilling contractor to Ray Richey Management Company, Inc. for the drilling of the horizontal Barnett Shale gas well named Paradise Park #1H. As a result, Lexington was able to obtain a 10% working interest in the well and drilling contract service income at the rate of $14,500 per day, in addition to mobilization and demobilization fees. The well has been drilled and will be proceeding through fracture stimulation and completion phases of development.

Gilbert Lease Development, Palo Pinto County, TX: As of the date of this Quarterly Report, Lexington has completed the field gathering testing phase of a 3D seismic program on its 1,211 contiguous acre Gilbert lease located in Palo Pinto County, Texas with TimeSlice Technology Inc. of Texas. Data obtained is under processing, review and analysis. Our 100% working interest in the Gilbert lease can support up to 10 horizontal gas wells on 120 acre spacing, so the information obtained will aid in the development of engineering and geological planning for drilling operations and help lower risks associated with drilling. The testing will also decrease future costs and help in the planning of economic sharing of fracture pit locations, compression, gas treatment, and gas transportation infrastructure. In addition, shallow gas production in the area from the Strawn formation may also be identified as a secondary gas producing target from the 3D seismic testing.

RESULTS OF OPERATION

Three-Month Period Ended March 31, 2006 Compared to Three-Month Period Ended March 31, 2005

Our net loss for the three-month period ended March 31, 2006 was ($3,809,589) compared to a net loss of ($1,650,134) during the three-month period ended March 31, 2005 (an increase of $2,159,455).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

During the three-month period ended March 31, 2006, we generated $301,306 in gross revenue compared to $130,060 in gross revenue generated during the three-month period ended March 31, 2005 (an increase of $171,246 or 131.7%), resulting primarily from drilling services revenue from Oak Hills providing third party drilling services and to a smaller degree, the sale of gas produced from an increasing number of coal bed methane gas well interests brought into production.

During the three-month period ended March 31, 2006, we incurred operating expenses in the aggregate amount of $2,489,820 compared to $1,780,197 incurred during the three-month period ended March 31, 2005 (an increase of $709,623 or 39.9%). The operating expenses incurred during the three-month period ended March 31, 2006 consisted of: (i) operating costs and taxes of $60,098 (2005: $58,065); (ii) rig, well and pulling unit expense of $221,486 (2005: $-0-); (iii) salaries, wages and related costs of $156,380 (2005: $-0-); (iv) depreciation, depletion and amortization expenses of $186,804 (2005: $54,907); (v) general and administrative expenses of $265,878 (2005: $300,521); (vi) investor relations and promotion expenses of $1,599,174 (2005: $590,948); and stock-based compensation relating to the fair value of stock options granted to consultants of $-0- (2005: $775,753). The increase in operating expenses incurred during the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005 resulted primarily from the increase in investor relations and promotion relating to creation of an investor awareness program. The increase in operating expenses also resulted from an increase in rig, well and pulling unit expense and in depreciation, depletion and amortization expenses relating to increased business operations and estimated depletion resulting from the increased number of operating wells and the increased activity resulting from the acquisition of Oak Hills. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $2,489,820 incurred as operating expenses during the three-month period ended March 31, 2006, an aggregate of $20,000 was incurred with $10,000 remaining payable to International Market Trend (“IMT”) for amounts due and owing for operational, administrative and consulting services rendered during the three-month period ended March 31, 2006. On November 10, 2003, we entered into a consulting agreement with IMT (the “Consulting Agreement”), whereby IMT performs a wide range of management, administrative, financial, and business development services for us. On August 19, 2005, we granted to IMT an aggregate of 1,150,000 Stock Options exercisable at $1.25 per share for a period of five years and on March 1, 2006, the Stock Options were re-assigned from IMT to two consultants of IMT under identical terms and conditions of the original grant in connection with business development services rendered to us.

Of the $2,489,820 incurred as operating expenses during the three-month period ended March 31, 2006, an aggregate of $45,000 was incurred to our officers for management fees, $15,000 to an officer/director for expense reimbursement, and $15,000 in fees to a director. Furthermore, $22,500 was recorded as additional compensation expense to one of our directors, Mr. Humphreys during the three-month period ended March 31, 2006. In addition, Oak Hills incurred $11,500 to Mr. Humphreys for rent on our field offices in Oklahoma.

  Our net loss from operations during the three-month period ended March 31, 2006 also increased by $1,621,075 related to interest and finance fees, resulting in a net loss of $3,809,589. As discussed above, the increase in net loss during the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005 is attributable primarily to the interest and finance fees incurred and to the increase in investor relations and promotion expenses and depreciation, depletion and amortization expenses/rig, well and pulling unit expenses. Our net loss during the three-month period ended March 31, 2006 was ($3,809,589) or ($0.16) per share compared to a net loss of ($1,650,134) or ($0.10) during the three-month period ended March 31, 2005. The weighted average number of shares outstanding was 23,954,794 for the three-month period ended March 31, 2006 compared to 17,049,854 for the three-month period ended March 31, 2005.

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

Three-Month Period Ended March 31, 2006

  As of March 31, 2006, our current assets were $823,074 and our current liabilities were $5,265,496, which resulted in a working capital deficit of $4,442,422. As of March 31, 2006, our total assets were $13,821,848 consisting of: (i) $10,608 in cash and cash equivalents; (ii) $583,714 in accounts receivable; (iii) $35,870 due from related parties; (iv) $11,757 in prepaid expenses and other; (v) $264,988 in deferred charges; (vi) $2,230,225 carrying value of proved oil and gas properties (net of accumulated depletion); (vii) $5,566,739 carrying value of unproved oil and gas properties; and (viii) $5,117,947 in other equipment (net of accumulated depreciation). The increase in total assets during the three-month period ended March 31, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in carrying value of unproved oil and gas properties and in the increase in other equipment resulting primarily from the acquisition of Oak Hills.

As of March 31, 2006, our total liabilities were $6,801,881 consisting of: (i) $2,623,314 in accounts payable and accrued liabilities; (ii) $1,504,974 in long term debt; (iii) $1,116,767 in promissory note and other short term advances; and (iv) $1,556,826 in convertible notes and related accrued interest. The increase in total liabilities during the three-month period ended March 31, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in accounts payable and accrued liabilities and in long term debt resulting primarily from the acquisition of Oak Hills.

  Stockholders' equity increased from $3,006,058 as of December 31, 2005 to $7,019,967 as of March 31, 2006.

We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2006, net cash flows used in operating activities was ($909,484) compared to net cash flows used in operating activities for the three-month period ended March 31, 2005 of ($608,300). Net cash flows used in operating activities for the three-month period ended March 31, 2006 consisted primarily of a net loss of ($3,809,589) adjusted by $1,494,051 relating to non-cash interest and finance fee expenses and by $186,804 relating to non-cash oil and gas depletion and depreciation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Net cash flow used in investing activities was ($1,421,796) for the three-month period ended March 31, 2006 compared to net cash flows used in investing activities for the three-month period ended March 31, 2005 of ($15,310). Net cash flow used in investing activities during the three-month period ended March 31, 2006 was primarily a result of acquisition and exploration costs related to our oil and gas properties.

Net cash flows from financing activities was $1,821,556 for the three-month period ended March 31, 2006 compared to net cash flows from financing activities for the three-month period ended March 31, 2005 of $360,324. Net cash flows from financing activities for the three-month period ended March 31, 2006 pertained primarily to $1,937,500 received as proceeds from the sale of our common stock, $500,000 received as proceeds from other short term advances less $581,836 for convertible note repayments.

As at March 31, 2006, our current assets were $823,074 and current liabilities were $5,265,496, resulting in a working capital deficit of $4,442,422. We expect that working capital requirements will continue to be funded through a combination of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

As of the date of this Quarterly Report, we have completed a private placement offering pursuant to which we will issue an aggregate of 7,650,000 units (the “Units”), at a subscription price of $1.00 per Unit for gross proceeds of $7,650,000. Each such Unit is comprised of one common share and one non-transferable common stock purchase warrant (the “Warrant”). Each resulting Warrant entitled the holder thereof to purchase an additional share of common stock (the “Warrant Share”) at a price of $1.25 per Warrant Share for the period commencing upon the date of issuance of the Units and ending on the day which is the earlier of: (i) eighteen months from the date of issuance of the Units, and (ii) twelve months from the effective date of a proposed registration statement. Both the Warrant Shares and the share of common stock issued pursuant to the private placement offering are to be proposed for registration under the Securities Act of 1933, as amended (the “Securities Act”). We will pay a finder’s fees of 5% of the gross cash proceeds received under the private placement offering and 10% restricted common shares on the gross units issued, with such restricted shares carrying piggy back registration rights.

Existing working capital, further advances and possible debt instruments, anticipated warrant exercises, further private placements, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) drilling initiatives; and (iii) property acquisitions. We intend to finance these expenses with further issuances of securities, debt and or advances, and revenues from operations. Thereafter, we expect we will need to raise additional capital and increase revenues to meet long-term operating requirements.

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

The report of the independent registered public accounting firm that accompanies our December 31, 2005 and December 31, 2004 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

Convertible Notes

During  2006, a material commitment for us relates to the repayment to convertible debenture holders of the outstanding amounts of principal and interest accruing at 8% per annum on an aggregate face value of $2,261,771 in Convertible Notes. At year ended December 31, 2005, the outstanding amount of the Convertible Notes was $4,854,314. During the three-month period ended March 31, 2006, we paid an aggregate of $176,688 in interest, repaid an aggregate of $581,836 in principal, converted an aggregate of $2,010,701 of principal and $13,607 of interest into shares of our common stock at a conversion price of $1.00 per share under the provisions of the Convertible Notes. See “Part II. Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

The remaining amount due and owing under the Convertible Notes is payable in seventeen monthly principal and interest payments in either cash or shares of our common stock at the rate of $1.00 per share (the “Fixed Conversion Price”) beginning on or about December 17, 2005 if our share price is trading above $1.00 per share at the date of payment. Commencing on the fourth month anniversary of the closing date of the issue of the Convertible Notes (September 16, 2005 and October 11, 2005), and on the first day or each month thereafter, the Convertible Notes must be repaid in cash in amount equal to 5% of the principal amount of the Notes together with all accrued interest due and payable up to the repayment date. If our shares are trading at less than $1.00 per share at the date of repayment, then we may repay outstanding monthly principal and interest in either cash or shares in our capital at a different rate than the Fixed Conversion Price. If the volume weighted average share price (the "VWAP") of the five trading days prior to a monthly payment date is less than the Fixed Conversion Price, then we may pay the monthly amount in cash or registered shares of our common stock at 75% of the VWAP for the five trading days prior to the monthly payment date. As of the date of this Quarterly Report, required monthly payments of principal and interest are approximately $80,000 monthly. The holders of the Convertible Notes have a secured first interest in our assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Promissory Note

During  2006, a material commitment for us relates to an unsecured promissory note from one of our shareholders aggregating $600,000 (the “Promissory Note”). The provisions of the Promissory Note are:(i) two-year term with interest at the rate of 10% per annum; and (ii) interest to be paid on a quarterly basis with the principal to be repaid on or before the due date of the Promissory Note. As at March 31, 2006, $16,767 of interest has accrued on this loan. We intend to repay this loan during  2006.

Oak Hills Debt

During 2006, a material commitment for us on behalf of Oak Hills relates to outstanding promissory notes totaling $1,295,961, which accrue interest at 9% per annum, and require no payments of interest or principal until the end of a two-year term ending January 22, 2008. The promissory notes are owed to certain former shareholders of Oak Hills and are secured against the assets of Oak Hills. During the three-month period ended March 31, 2006, we accrued $18,854 of interest on these loans resulting in $138,260 in accumulated accrued interest due and owing.

ITEM 3. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Grant Atkins, our Chief Executive Officer, and Mr. Vaughn Barbon, our Principal Financial Officer, of the effectiveness of the design and operation, our Chief Financial Officer of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our three-month quarterly period ended March 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OFFERING

As of the date of this Quarterly Report, we have completed a private placement offering under Regulation D and Regulation S of the Securities Act pursuant to which we will issue an aggregate of 7,650,000 Units at a subscription price of $1.00 per Unit for gross proceeds of $7,650,000. Each such Unit is comprised of one common share and one non-transferable common stock purchase Warrant. Each resulting Warrant entitles the holder thereof to purchase an additional share of common stock (the “Warrant Share”) at a price of $1.25 per Warrant Share for the period commencing upon the date of issuance of the Units and ending on the day which is the earlier of: (i) eighteen months from the date of issuance of the Units, and (ii) twelve months from the effective date of a proposed registration statement. Both the Warrant Shares and the share of common stock issued pursuant to the private placement offering are to be proposed for registration under the Securities Act. We will pay finder’s fees of 5% of the gross cash proceeds received under the private placement offering and 10% restricted common shares on the gross units issued, with such restricted shares carrying piggy back registration rights.

The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued Units to investors who were either a U.S. resident- or a non-U.S. resident. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

CONVERSION OF NOTES

During the first quarter of 2006, we issued an aggregate of 2,024,294 shares of our common stock in connection with the conversion of the Convertible Notes. An aggregate of $2,010,701 in principal and $13,607 in interest in the Convertible Notes was converted into 2,024,308 shares of our common stock at a conversion price of $1.00 per share. We issued the shares of common stock in reliance upon Section 4(2) of the Securities Act.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - continued

EXERCISE OF SERIES B WARRANTS

As at the date of this Quarterly Report, we have issued an aggregate of 150,000 shares of our common stock in connection with the exercise of Series B Warrants at $1.25 per Series B Warrant for aggregate proceeds of $187,500. The Series B Warrants were originally issued as part of a secured convertible note unit offering and the shares of common stock underlying the warrants were registered under the Securities Act pursuant to a registration statement on Form SB-2.

STOCK OPTIONS

During the three-month period ended March 31, 2006, we issued an aggregate of 1,650,000 shares of our common stock pursuant to the exercise of a total of 1,650,000 Stock Options, of which 500,000 were exercised at $1.00 per share and 1,150,000 at $1.25 per share, for aggregate proceeds of $1,937,500. The shares of common stock were subject to S-8 registration statements.

OAK HILLS SHARE EXCHANGE AGREEMENT

On January 23, 2006, we issued an aggregate of 6,000,000 shares of our restricted common stock to the shareholders of Oak Hills International, Inc. at a price of approximately $0.637645 per share in accordance with the terms and provisions of the Oak Hills Share Exchange Agreement. The per share consideration was calculated by reference to the assets of Oak Hills obtained from the independent third party valuation, and management’s further calculation of net tangible value inclusive of all other balance sheet assets, current, and long-term liabilities of the acquired companies resulting in the shares issued as consideration, with such shares issued at a 6.3% discount to the trading value of our stock as at December 22-23, 2005, the transaction valuation date. The shares were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Securities Act. We also negotiated favorable terms on long term debt that formed part of the acquisition deferring payment of interest and principal for a period of two years. Oak Hills has outstanding promissory notes totaling $1,295,961, which accrue interest at 9% per annum and require no payments of interest or principal until the end of a two year term ending January 22, 2008.

EURXCHANGE CONSULTING LTD.

On February 15, 2006, we issued an aggregate of 400,000 shares of our restricted common stock in accordance with the terms and provisions of a consulting agreement (the “Consulting Agreement”), with EurXchange Consulting Ltd., a Canadian corporation (“EurXchange”). Pursuant to the terms and provisions of the EurXchange Consulting Agreement: (i) EurXchange agreed to render to us consulting services including, but not limited to, translations of webpage, business plan and new releases into German, establishment of communication during European business hours, chat line coordination, web portal presence through Wallstreet Online, production and distribution of a MIDAS research report and a penny stock report, presentation of roadshows, production of certain mailers, and establishment of a Stock Hotline telephone line; (ii) we will pay to EurXchange a cash retainer in the aggregate amount of 293,000 EUR, with the first installment of 153,000 EUR due on date of execution of the EurXchange Consulting Agreement and the second and third installment of 70,000 EUR payable on April 15, 2006 and May 15, 2006, respectively; and (iii) we shall issue to EurXchange an aggregate of 400,000 shares of our restricted common stock. The shares were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 5. OTHER INFORMATION

On April 13, 2006, our Board of Directors approved and authorized the termination of the services of Dale Matheson Carr-Hilton LaBonte Chartered Accountants (“DMCL”) as our principal independent accountant. The termination of the services of DMCL was a result of communication between us and DMCL and the subsequent decision by our Board of Directors that it would be in our best interests to effect a change in auditors in order to address the needs of a small business development company with growing operations located in Oklahoma and Texas. During our two most recent fiscal years and any subsequent interim period preceding the resignation of DMCL, there were no disagreements with DMCL which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference to the subject matter of the disagreements in connection with its reports. The report of DMCL for fiscal years ended December 31, 2005 and 2004 indicated the following:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported significant losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

  Except as described in the immediately preceding paragraph, the report of DMCL did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

On April 13, 2006, our Board of Directors approved and authorized the engagement of the services of Whitley Penn LLP (“WP”), as our principal independent accountant. The address and telephone/facsimile numbers for WP are as follows: 5420 LBJ Freeway, Suite 1440, Dallas, Texas 75240, telephone no. 972.392.6600 and facsimile no. 972.392.6601.

We did not previously contact WP prior to its engagement regarding application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and nether written nor oral advice was sought by us from WP prior to its engagement regarding an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue.

ITEM 6. EXHIBITS

    Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a- 14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON RESOURCES, INC.

Dated: May 14, 2006
 By: /s/ Grant Atkins
Grant Atkins, President and Chief Executive Officer

Dated: May 14, 2006
 By: /s/ Vaughn Barbon
Vaughn Barbon, Chief Financial Officer