Form 10QSB
period 2006-06-30
LEXINGTON RESOURCES INC
filed 2006-08-14
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☐
Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 10, 2006
Common Stock, $.00025 par value	38,766,270

Transitional Small Business Disclosure Format (check one)

Yes ☐ No ☒

LEXINGTON RESOURCES, INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LEXINGTON RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,703,717	$520,332
Accounts receivable	765,454	184,546
Due from related parties (Note 7)	92,696	-
Prepaid expenses and other	11,757	-
Current portion of deferred finance fees (Note 5)	65,675	401,715
	2,639,299	1,106,593

DEFERRED FINANCE FEES (Note 5)	14,035	267,810

PROPERTY AND EQUIPMENT (Note 4)
Oil and gas properties - full cost method of accounting
Proved, net of accumulated depletion $515,878 (2005 - $420,937)	2,206,507	2,329,448
Unproved	9,639,570	4,000,024
	11,846,077	6,329,472
Other equipment, net of accumulated depreciation of $291,537 (2005 - $1,328)	5,253,208	2,167
	17,099,285	6,331,639

	$19,752,619	$7,706,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,987,166	$936,265
Promissory note and other short term advances (Note 5)	610,192	601,973
Current portion of convertible notes and accrued interest (Note 5)	521,306	1,940,781
	4,118,664	3,479,019
CONVERTIBLE NOTES (Note 5)	87,033	1,220,965
LONG TERM DEBT (Note 5)	1,295,961	-
	5,501,658	4,699,984

CONTINGENCIES AND COMMITMENTS (Notes 1, 4, 5 & 7)

STOCKHOLDERS’ EQUITY (Note 6)
Common stock $.00025 par value: 200,000,000 shares authorized
Preferred stock, $.001 par value: 75,000,000 shares authorized
Issued and outstanding:
38,766,270 common shares (December 31, 2005 - 18,627,523)	10,611	5,575
Additional paid-in capital	28,925,675	16,297,665
Common stock purchase warrants	7,578,778	2,809,836
Accumulated deficit	(22,264,103)	(16,107,018)
	14,250,961	3,006,058

	$19,752,619	$7,706,042
The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period ended		For the six month period ended
	June 30,		June 30,
	2006	2005	2006	2005

REVENUES
Oil and gas revenue	$90,303	$263,203	$257,510	$393,263
Drilling and service revenue	555,011	-	689,110	-

	645,314	263,203	946,620	393,263

OPERATING EXPENSES
Operating costs and taxes	58,184	63,396	118,282	121,461
Rig, well and pulling unit expense	241,404	-	462,890	-
Salaries, wages and related	320,563	-	476,943	-
Depreciation, depletion and amortization	198,346	84,973	385,150	139,880
General and administrative	473,451	268,430	739,329	568,951
Consulting - stock-based	-	-	-	775,753
Investor relations and promotion	331,801	10,772	1,930,975	601,720

	1,623,749	427,571	4,113,569	2,207,765

NET LOSS FROM OPERATIONS	(978,435)	(164,368)	(3,166,949)	(1,814,502)

INTEREST AND FINANCE FEES (Note 5)	(1,369,061)	(8,750)	(2,990,136)	(8,750)

NET LOSS FOR THE PERIOD	$(2,347,496)	$(173,118)	$(6,157,085)	$(1,823,252)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.07)	$(0.01)	$(0.21)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	34,119,917	17,365,104	28,991,126	17,227,525

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six month period ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,157,085)	$(1,823,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	775,753
Non-cash expenses	112,500	146,429
Oil and gas depletion	94,941	139,880
Depreciation	290,209	332
Non-cash interest and finance fees (Note 5)	2,792,725	-
Changes in working capital assets and liabilities:
Accounts receivable	220,601	(104,029)
Prepaid expenses and other	8,692	-
Accounts payable and accrued liabilities	1,144,705	(79,429)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,492,712)	(944,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(312,514)	-
Additions to oil and gas properties	(5,611,546)	(785,146)
Cash acquired on acquisition of Oak Hills, net of transaction costs	119,544	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(5,804,516)	(785,146)

CASH FLOWS FROM FINANCING ACTIVITIES
Drilling obligation payments	-	(171,086)
Advances to related parties	(77,524)	-
Convertible note repayments	(645,690)	-
Long term debt repayments	(222,423)	-
Promissory notes and other short term advances	-	1,086,545
Proceeds on sale of common stock	9,426,250	512,630

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,480,613	1,428,089

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,183,385	(301,373)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	520,332	326,293

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,703,717	$24,920

SUPPLEMENTAL CASH FLOW INFORMATION (Note 8).

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
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

Going Concern
The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $1,479,365 at June 30, 2006, has incurred losses since inception of $22,264,103 and further losses are anticipated in the development of its oil and gas properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing losses and property development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances and debt instruments, as well as further equity placements.

During the period the Company completed a private placement of units at $1.00 per unit for gross proceeds of $7,650,000 as described in Note 6.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the six months ended June 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods have not been restated.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 2: STOCK-BASED COMPENSATION (continued)

All previously granted stock options had fully vested as at December 31, 2005 and during the period ended June 30, 2006, the Company did not grant any new stock options or modify any previously existing stock options. Accordingly, the Company’s results of operations for the period ended June 30, 2006 were no different than if the Company had not adopted SFAS 123R. As a result, no pro forma disclosure of the impact of adopting SFAS 123R has been provided.

During the period ended June 30, 2005, all stock options granted were to consultants and accounted for in accordance with the provisions of SFAS 123. Accordingly, no pro forma disclosure of the impact of not having adopted SFAS 123 has been provided.

NOTE 3: ACQUISITION OF OAK HILLS DRILLING AND OPERATING INTERNATIONAL, INC.

On January 23, 2006, the Company acquired 100% of the shares of Oak Hills. The companies were acquired from the existing shareholders for an aggregate of 6,000,000 restricted shares of the Company’s common stock. The assets of Oak Hills were independently valued at approximately $5.85 million and management of the Company determined a net tangible fair value of approximately $3.82 million as the basis for the total number of common shares issued at a price per share of $0.637. As of the acquisition date, Oak Hills had secured promissory notes totaling $1.28 million owed to certain of the Oak Hills vendors. The $1.28 million in promissory notes accrue interest at 9% per annum, and require no payments of interest or principal until the end of a two year term ending January 22, 2008.

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

$3,907,146

The results of operations and cash flows presented include those of the Company for all periods presented and those of Oak Hills for the period from January 23, 2006 to June 30, 2006.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 3: ACQUISITION OF OAK HILLS (continued)

The following unaudited pro forma information for the three and six month periods ended June 30, 2006 and 2005 presents the pro forma results of operations as if the acquisition had occurred as of January 1, 2006 and January 1, 2005 respectively. The pro forma information presented is not necessarily indicative of what would have occurred had the acquisition been made as of January 1, 2006 and 2005, nor is it necessarily indicative of future results of operations. The following pro forma amounts give effect to appropriate adjustments for an increase in depreciation, additional intercompany profit elimination and an increase in weighted average shares outstanding.

	For the three month period ended		For the six month period ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$645,314	$1,194,859	$1,293,253	$1,430,643

Net income (loss)	$(2,347,496)	$(184,024)	$(6,133,013)	$(2,135,694)

Net income (loss) per share - basic and diluted	$(0.07)	$(0.01)	$(0.21)	$(0.09)

Weighted average shares outstanding	34,119,917	23,365,104	29,720,408	23,227,525

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment includes the following:
	June 30,	December 31,
	2006	2005
Oil and gas properties:
Proved, subject to depletion	$2,722,385	$2,750,385
Unproved, not subject to depletion	9,639,570	4,000,024
Accumulated depletion	(515,878)	(420,937)

Net oil and gas properties	11,846,077	6,329,472

Other equipment	5,544,745	3,495
Accumulated depreciation	(291,537)	(1,328)

Net other property and equipment	5,253,208	2,167

Property and equipment, net of accumulated depreciation and depletion	$17,099,285	$6,331,639

The Company's oil and gas activities are currently conducted in the United States. During the period ended June 30, 2006, the Company completed the following transactions related to its oil and gas activities:

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

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 4: PROPERTY AND EQUIPMENT (continued)

Joint Exploration Agreement - Comanche County, Texas
On March 3, 2006, effective January 31, 2006, the Company entered into an exploration agreement with Dylan to jointly develop approximately 5,000 acres of Barnett Shale and shallow gas targets in Comanche County, Texas (the “Comanche County Exploration Agreement”). The property will be developed on a 50/50 equal working interest basis. The Company’s subsidiary, Oak Hills will become the operator of the project. The Company will pay approximately $1,250,000 for its 50% working interest in the new acreage through a combination of $575,000 in cash (paid during the period) and approximately $675,000 of carried drilling costs in the first Comanche Barnett Shale test well required to be drilled on or before September 2006. The parties are currently negotiating an extension of the time to drill the test well in order to complete further seismic analysis.

Acquisition of Oak Hills Drilling and Operating International, Inc.
On January 23, 2006, the Company completed the acquisition of Oak Hills as described in Note 3.

NOTE 5: LONG TERM DEBT, SHORT TERM DEBT AND OTHER ADVANCES

During the period ended June 30, 2006, the Company had the following activity in connection with long term debt, short term debt and other advances:

Promissory note
On December 20, 2005 the Company obtained an unsecured loan by way of promissory note from a shareholder of the Company totaling $600,000. The term of the loan is for two years with interest calculated at 10% per annum. Interest is to be paid on a quarterly basis with the principal to be repaid on or before the two year loan period. As of June 30, 2006, $10,192 (December 31, 2005 - $1,973) of accrued interest remains unpaid on this loan. The Company intends to repay this loan during 2006 and accordingly it has been classified as a current liability.

Long term debt
As at the date of the Oak Hills acquisition, Oak Hills had outstanding notes payable to financial institutions totaling $222,423 secured by certain assets of Oak Hills with interest rates ranging from 6.25% to 11.5% and maturing through October 2010. Subsequent to the acquisition of Oak Hills, the balance of these loans have been repaid and the security has been released.

As at the date of the Oak Hills acquisition, Oak Hills had outstanding promissory notes totaling $1,295,961 which accrue interest at 9% per annum, and require no payments of interest or principal until the end of a two year term ending January 22, 2008. These promissory notes are owed to certain former shareholders of Oak Hills, being vendors in the Oak Hills acquisition described in Note 3 and are secured against the assets of Oak Hills. During the period ended June 30, 2006, the Company accrued $47,932 of interest on these loans resulting in $167,339 of accrued interest owing which has been included in accounts payable.

Secured convertible notes
As at December 31, 2005, the Company had secured convertible debt principal outstanding of $4,854,314 less an unamortized discount of $1,801,901 resulting in a net carrying value of $3,052,413 of which $1,831,448 plus accrued interest of $109,333 was recorded as a current liability. During the period ended June 30, 2006, the Company paid a total of $178,126 of interest, repaid a total of $645,690 of principal, converted a total of $3,390,122 of principal and $33,625 of interest into common shares of the Company at a price of $1.00 per share under the provisions of the Convertible Note agreements. Also during the period, the Company recorded non-cash finance fees totaling $1,587,610 relating to the amortization of the discount on both converted and unconverted notes and $589,815 relating to the amortization of deferred issuance costs. As at June 30, 2006, the Company had convertible debt principal outstanding of $820,114 less an unamortized discount of $214,291 resulting in a net carrying value of $605,823 of which $518,790 plus accrued interest of $2,516 was recorded as a current liability. (Refer to Note 6).

Other short term advances
During the first quarter of 2006, the Company received an advance from a shareholder of the Company of $500,000. This amount was unsecured, non-interest bearing and without specific terms of repayment. During the period, this amount was applied towards subscriptions in connection with the Company’s private placement. (Refer to Note 6).

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 6: STOCKHOLDERS' EQUITY

The authorized capital of the Company consists of 200,000,000 voting common shares with $0.00025 par value, and 75,000,000 non-voting preferred shares with $0.001 par value.

Common Stock Issuances -Six months ended June 30, 2006

The Company entered into a one year consulting contract with a third party contractor, to provide financial and investor public relations and related matters in Germany. In connection with this agreement the Company issued 400,000 restricted shares of the Company’s common stock with a fair value of $300,000 and agreed to pay approximately $353,000 (EUR $293,000) over the term of the agreement. The $300,000 was initially recorded as a deferred compensation equity item of which $112,500 was expensed during the period.

During the period 1,150,000 stock options were re-assigned from International Market Trend, Inc. (“IMT”) to two consultants of IMT in connection with business development services provided by IMT and the consultants to the Company. The options are exercisable at $1.25 per share for a term of 5 years.

A total of 1,650,000 shares of common stock were issued on the exercise of options (500,000 at $1.00 per share and 1,150,000 at $1.25 per share) for cash proceeds of $1,937,500. All shares issued were previously registered on Form S-8.

A total of 250,000 shares of common stock were issued on the exercise of Series B warrants at $1.00 per share for cash proceeds of $250,000. The Series A and Series B warrants were originally issued as part of the secured convertible note unit offering and the shares of common stock underlying the warrants were registered by way of a Registration Statement on Form SB-2. The Series A and Series B warrants were originally issued at exercise prices of $1.50 per share and $1.25 per share, respectively. Under the original terms of the warrants, the exercise prices were subject to change under certain conditions relating to a subsequent financing. As a result of the private placement completed during the period, the Series A and Series B warrants were all repriced to $1.00 per share. During the period, the Company recorded a non-cash finance cost of $615,300 being the estimated fair value increase in the warrants resulting from the price reduction described above.

The Company issued 6,000,000 restricted shares of common stock in connection with the acquisition of Oak Hills as described in Note 3.

The Company issued 3,423,747 shares of common stock on conversion of certain convertible note principal and interest amounts as described in Note 5.

During the period, the Company completed a private placement pursuant to which the Company issued an aggregate of 7,650,000 units ("Unit") of the Company’s securities at a subscription price of U.S. $1.00 per Unit for total gross proceeds of $7,650,000; with each Unit being comprised of one common share and one non-transferable common stock purchase warrant ("Warrant"). Each resulting Warrant entitles the subscriber to purchase an additional common share (“Warrant Share”) of the Company at a price of $1.25 per share for the period commencing upon the date of issuance of the Units by the Company and ending on the day which is the earlier of (i) 18 months from the date of issuance of the Units and (ii) 12 months from the effective date of the Company’s proposed registration statement. Both the Warrant Shares and the common shares issued pursuant to the private placement offering are to be proposed for registration under the United States Securities Act of 1933, as amended. The Company paid finders fees of 5% of the gross cash proceeds received under the private placement offering and 10% restricted common shares on the gross units issued, with such restricted shares carrying piggy back registration rights. Effective July 3, 2006, the Company filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the common stock purchase warrants.

The fair value of the Warrants was estimated to be $4,284,000 and has been recorded as a separate component of stockholders’ equity. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected warrant life of 1.33 years, risk-free interest rate of 4.07%, dividend yield of 0% and expected volatility of 77%.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 7: RELATED PARTY TRANSACTIONS

The Company previously entered into a one year contract with IMT on November 10, 2003, a private company that performs a wide range of management, administrative, financial, and business development services to the Company. The contract has been renewed annually. During the period, the Company incurred $60,000 in fees to IMT.

During the period ended June 30, 2006 the Company incurred (a) $90,000 to its officers for management fees, (b) $15,000 to an officer and director for expense reimbursements and (c) $25,000 in fees to a director.

During the period, the Company incurred $45,000 in fees to the sole officer and director of Oak Hills who is also a director of the Company. In addition, Oak Hills incurred $21,000 to this director and a relative of this director for rent on the Company’s field offices in Oklahoma. This director has previously been assigned a 10% carried working interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon lease, and has also been provided the right to purchase up to an additional 5% working interest of the Company’s total interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells. As at June 30, 3006, a total of $84,680 is owed to the Company from this director and / or affiliates of this director for costs incurred in connection with certain well interests.

On January 1, 2005, the Company appointed Oak Hills as its elected operator for wells on its Wagnon Lease, and for further drilling to be conducted by the Company. During the period the Company acquired Oak Hills who continues to act as operator.

Refer to Notes 3 and 4.

NOTE 8: SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Six months ended June 30,
	2006	2005
Cash paid during the period for:

Interest	$199,825	$8,750

Income taxes	$-	$-

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Lexington Resources, Inc. is a corporation organized under the laws of the State of Nevada. We currently trade on the OTC Bulletin Board under the symbol "LXRS" and on the Frankfurt and Berlin Stock Exchanges under the symbol “LXR”; WKN: AØBKLP. Our oil and gas operations are conducted through our wholly owned subsidiary, Lexington Oil and Gas Ltd. Co., an Oklahoma limited liability company.

Two additional wholly-owned subsidiaries, Oak Hills Drilling and Operating International, Inc., a Nevada company, and Oak Hills Drilling and Operating LLC, an Oklahoma limited liability company (“Oak Hills”), were acquired in the first quarter of 2006. We acquired all the outstanding shares of Oak Hills Drilling and Operating International Inc. which is the parent company to Oak Hills that provides comprehensive well drilling, completion, and maintenance services.

We have evolved into an integrated drilling and production company by acquiring our contract operator Oak Hills. This enables us to more comprehensively control our development process and more easily schedule the rate of drilling and production initiatives. We acquired Oak Hills as a 100% owned subsidiary. We now benefit from both service industry revenues and gas revenues from exploration and production while being able to drill and complete wells on our own schedule with higher quality control.

Acquisition of Oak Hills

On January 23, 2006, we entered into a definitive share exchange agreement (the “Oak Hills Share Exchange Agreement”) with Oak Hills International, Inc., Oak Hills, and each of the shareholders of Oak Hills International, Inc. (the “Oak Hills International Shareholders”), pursuant to which the Oak Hills International Shareholders agreed to sell to us the total issued and outstanding shares of Oak Hills International, Inc. and its wholly owned subsidiary, Oak Hills, in consideration of the issuance by us to the Oak Hills International Shareholders of an aggregate of 6,000,000 shares of our restricted common stock at a price of approximately $0.64 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Oak Hills is currently our designated oil and gas operator for our well interests in the Barnett Shale, Texas Project leases. Oak Hills was originally created to drill, complete, and operate wells according to our exploration and development program when we had difficultly obtaining access to drilling rig service providers during the latter half of fiscal year 2004. Effective January 1, 2005, Oak Hills became our designated operator for the drilling and completion of Company operated well interests. On January 23, 2006, we acquired Oak Hills and Oak Hills Drilling and Operating International Inc. We believe that by having Oak Hills drill our prospects, we will decrease our drilling costs on a consolidated basis and increase our control over our oil and gas leasehold developments enabling us to evolve into a vertically integrated junior oil and gas company with the capacity to take oil and gas development initiatives from land acquisition through drilling and to completion and production.

Joint Exploration Agreement - Arkoma Basin, Oklahoma

On March 3, 2006, effective January 31, 2006, we entered into an exploration agreement with Dylan Peyton LLC (“Dylan”) to jointly develop Lexington’s Arkoma Basin leases located in Hughes and MacIntosh Counties in the State of Oklahoma (the “Arkoma Basin Exploration Agreement”). The properties will be developed on a 50/50 equal working interest basis. An affiliate to Dylan Peyton, Avatar Energy, LLC, will become the operator for the project supplying at least one drilling rig to the project. We have assigned 50% of our undeveloped leasehold interests in Oklahoma in exchange for cash proceeds of $575,000 which equates to approximately 50% of our originally incurred leasing costs. Assignments to 50% of our undeveloped leasehold interests in Coal Creek, South Lamar, Middle Creek, and H-9 Prospects have been effected to Dylan Peyton. Well bores and acreage relating to previously drilled and completed wells by us do not form part of any assignments under the Arkoma Basin Exploration Agreement.

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

Joint Exploration Agreement - Comanche County, Texas

On March 3, 2006, effective January 31, 2006, we entered into an exploration agreement with Dylan to jointly acquire and develop approximately 5,000 acres of Barnett Shale and shallow gas targets in Comanche County, Texas (the “Comanche County Exploration Agreement”). The property will be developed on a 50/50 equal working interest basis. Our subsidiary, Oak Hills, will become the operator of the project. We will pay approximately $1,250,000 for our 50% working interest in the new acreage through a combination of $575,000 in cash (paid during the period) and approximately $675,000 of carried drilling costs in the first Comanche Barnett Shale test well expected to be drilled on or before September 2006. We are currently negotiating an extension of the time to drill the initial test well in order to complete further seismic analysis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Well Drilling and Prospect Development

Arkoma Basin, Oklahoma

South Lamar Prospect, Hughes County, OK - Peyton 1-25 vertical well, Dylan  1-24H horizontal coal bed menthane well, Nicole 1-23H horizontal coal bed menthane wells. As at the date of this Quarterly Report, we, through Dylan and Avatar Energy, LLC, have undertaken drilling and development of three wells located on our South Lamar prospect. One vertical well (Peyton 1-25) and two horizontal wells (Nicole 1-23H and Dylan 1-24H) targeting a Coal Bed Methane (“CBM”) gas target are in stages of completion, and production.

As of the date of this Quarterly Report, we have completed the drilling and completion of the Peyton 1-25 well. The Peyton 1-25 encountered multiple possible gas bearing sand zones and was fracture treated and completed. The well is currently in production from one of the gas bearing zones and reported initial production of 250 MCFG/day with held back production. Since the well is now in production, we will assign a 5.0% working interest to Douglas Humphreys, one of our directors, or his designate pursuant to a management consulting agreement between us and Mr. Humphreys.

As of the date of this Quarterly Report, two further wells, the Nicole 1-23H and Dylan  1-24H horizontal coal bed methane wells are in completion and/or fracture treatment stages on our South Lamar Prospect.

H-9 Prospect - Hughes County, OK - Gray 1-22H horizontal coal bed methane well. As at the date of this Quarterly Report, we, through Dylan and Avatar Energy, LLC, began drilling and development of a further horizontal coal bed methane well located on our H-9 Prospect.

Non-Operated Interest Hughes County, OK - Gates 1-19 horizontal coal bed methane well. We and our Arkoma Basin CBM exploration-drilling partner Dylan elected to participate equally in an 11.25% working interest and 8.91% net revenue interest “Gates 1-19” horizontal CBM well drilled by Orion Exploration in McIntosh County, Oklahoma. Together with Dylan, we have 72 acres of the 640 acre section  drilled by Orion Exploration. The acreage forms part of our 5,170 gross acre H-9 Prospect. The well has been drilled and completed with initial daily production of up to 1.4 MMCF. Since the well is now in production, we will assign a 0.5625% carried working interest to Mr. Humphreys or his designate pursuant to a management consulting agreement between us and Mr. Humphreys.

Non-Operated Interest Hughes County, OK - Gates 2-19 horizontal coal bed methane well. Following from the successful Gates 1-19 horizontal CBM gas well recently completed by Orion Exploration, LLC, we have elected to participate in the Gates 2-19 horizontal CBM proven undeveloped well on the same leasehold acreage. We and our Arkoma Basin CBM exploration-drilling partner Dylan participate equally in the 11.25% non-operated working interest and 8.91% net revenue interest in the Gates 19 series of wells to be drilled by Orion Exploration, LLC in McIntosh County, Oklahoma.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Barnett Shale, Texas

Oliver Lease, Tarrant County, TX - Oliver Unit #1H well. During first quarter of 2006, Oak Hills completed the drilling portion of a horizontal Barnett Shale gas well named the Oliver Unit #1H. The well was subsequently fracture stimulated and completed and is producing. Oak Hills has effected well cleanout, mechanical work, and the well was prepared for final production including tank battery, metering, pipeline, gas processing, and marketing. Formation water has been determined as present and has limited the well’s production capability; further testing logs will be required to determine procedures that may enhance current production. Initial production has decreased and ranges from approximately 150-300 MCFG/day. We have a 100% working interest and a 70% net revenue interest in this well. Since the well is now in production, we will assign a 10% working interest to Mr. Humphreys or his designate pursuant to a management consulting agreement between us and Mr. Humphreys.

Martin Cantrell Lease, Parker County, TX. Oak Hills has drilled a horizontal Barnett Shale gas well on our Martin Cantrell lease (the “Martin #1H”), in which we own a 100% working interest and 72.5% net revenue interest. We have obtained seismic data from a Devon Energy related company that was required to identify possible faulting in the area of the lease to minimize drilling risk and for engineering of the new horizontal well bore. As of the date of this Quarterly Report, we have completed drilling, and fracture stimulation, and are preparing for production including tank battery, metering, pipeline, gas processing and marketing.

Gilbert Lease Development, Palo Pinto County, TX. We previously completed a 3D seismic program on the 1,211 contiguous acre Gilbert lease located in Palo Pinto County, Texas with TimeSlice Technology Inc. of Texas. After analysis, engineering, and planning, Oak Hills has drilled a horizontal Barnett Shale gas well on our Gilbert Lease and has conducted fracture stimulation. The well is being prepared for production including tank battery, metering, pipeline, gas processing and marketing. Subject to successful well completion, our 100% working interest in the Gilbert lease can support up to 10 horizontal gas wells on 120 acre spacing. In addition, shallow gas production in the area from the Strawn formation may also be identified as a secondary gas producing target.

 Non-Operated Interest, Parker County, TX: Paradise Park #1H well. Oak Hills acted as drilling contractor to Ray Richey Management Company, Inc. for the drilling of the horizontal Barnett Shale gas well named Paradise Park #1H. As a result, we were able to obtain a 10% working interest in the well and drilling contract service income at the rate of $14,500 per day, in addition to mobilization and demobilization fees. The well has been drilled and will proceed through fracture stimulation and completion phases of development.

Third Party Contract Drilling. Oak Hills has contracted its rig as a third party drilling contractor for the development of a salt water disposal well to obtain services related income pending further Company lease preparation and funding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2006 Compared to Six-Month Period Ended June 30, 2005

Our net loss for the six-month period ended June 30, 2006 was ($6,157,085) compared to a net loss of ($1,823,252) during the six-month period ended June 30, 2005 (an increase of $4,333,833).

During the six-month period ended June 30, 2006, we generated $946,620 in gross revenue compared to $393,263 in gross revenue generated during the six-month period ended June 30, 2005 (an increase of $553,357 or 140.7%), resulting primarily from drilling services revenue in the amount of $689,110 from Oak Hills providing third party drilling services and, to a smaller degree, the sale of gas in the amount of $257,510 produced from our well interests.

During the six-month period ended June 30, 2006, we incurred operating expenses in the aggregate amount of $4,113,569 compared to $2,207,765 incurred during the six-month period ended June 30, 2005 (an increase of $1,905,804 or 86.3%). The operating expenses incurred during the six-month period ended June 30, 2006 consisted of: (i) operating costs and taxes of $118,282 (2005: $121,461); (ii) rig, well and pulling unit expense of $462,890 (2005: $-0-); (iii) salaries, wages and related costs of $476,943 (2005: $-0-); (iv) depreciation, depletion and amortization expenses of $385,150 (2005: $139,880); (v) general and administrative expenses of $739,329 (2005: $568,951); (vi) investor relations and promotion expenses of $1,930,975 (2005: $601,720); and consulting stock-based compensation relating to the fair value of stock options granted to consultants of $-0- (2005: $775,753). The increase in operating expenses incurred during the six-month period ended June 30, 2006 compared to the six-month period ended June 30, 2005 resulted primarily from the increase in investor relations and promotion relating to investor awareness programs. The increase in operating expenses also resulted from the acquisition of Oak Hills and related business operations and infrastructure including: (i) rig, well and pulling unit expense; and (ii) salaries, wages and related expenses and (iii)depreciation. In addition, the acquisition of Oak Hills resulted in an increase to other equipment and accordingly an increase in depreciation during the period.

Of the $4,113,569 incurred as operating expenses during the six-month period ended June 30, 2006, an aggregate of $60,000 was incurred in fees payable to International Market Trend (“IMT”) for amounts due and owing for operational, administrative and consulting services rendered during the six-month period ended June 30, 2006. On November 10, 2003, we entered into a consulting agreement with IMT (the “Consulting Agreement”), whereby IMT performs a wide range of management, administrative, financial, and business development services for us. On August 19, 2005, we granted to IMT an aggregate of 1,150,000 Stock Options exercisable at $1.25 per share for a period of five years. On March 1, 2006, the Stock Options were re-assigned from IMT to two consultants of IMT in connection with business development services provided by IMT and the consultants to us. The stock options are exercisable at $1.25 per share for a term of five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Of the $4,113,569 incurred as operating expenses during the six-month period ended June 30, 2006: (i) an aggregate of $90,000 was incurred to our officers for management fees; (ii) $15,000 was incurred to an officer/director for expense reimbursement; and (iii) $25,000 was incurred in fees to a director. Furthermore, $45,000 was incurred as additional compensation expense to one of our directors, Mr. Humphreys, who is also the sole officer and director of Oak Hills, during the six-month period ended June 30, 2006. In addition, Oak Hills incurred $21,000 to Mr. Humphreys for rent on our field offices in Oklahoma.

  Our net loss from operations during the six-month period ended June 30, 2006 also includes $2,990,136 related to interest and finance fees, resulting in a net loss of $6,157,085. Included in interest and finance fees are non-cash amounts totaling $2,792,725 relating to the amortization of a convertible debt discount, deferred finance costs, and the fair value resulting from the repricing of certain warrants. As discussed above, the increase in net loss during the six-month period ended June 30, 2006 compared to the six-month period ended June 30, 2005 is attributable primarily to the interest and finance fees incurred and to the increase in investor relations and promotion expenses, the depreciation, depletion and amortization expenses, rig, well and pulling unit expenses, and salaries, wages and related expenses. Our net loss during the six-month period ended June 30, 2006 was ($6,157,085) or ($0.21) per share compared to a net loss of ($1,823,252) or ($0.11) during the six-month period ended June 30, 2005. The weighted average number of shares outstanding was 28,991,126 for the six-month period ended June 30, 2006 compared to 17,227,525 for the six-month period ended June 30, 2005.

Three-Month Period Ended June 30, 2006 Compared to Three-Month Period Ended June 30, 2005

Our net loss for the three-month period ended June 30, 2006 was  ($2,347,496) compared to a net loss of ($173,118) during the three-month period ended June 30, 2005 (an increase of $2,174,378).

During the three-month period ended June 30, 2006, we generated $645,314 in gross revenue compared to $263,203 in gross revenue generated during the three-month period ended June 30, 2005 (an increase of $382,111 or 145.2%), resulting primarily from drilling and well services revenue in the amount of $555,011 from Oak Hills providing third party drilling and well services and, to a smaller degree, the sale of gas in the amount of $90,303 produced from Company well interests.

During the three-month period ended June 30, 2006, we incurred operating expenses in the aggregate amount of $1,623,749 compared to $427,571 incurred during the three-month period ended June 30, 2005 (an increase of $1,196,178 or 279.8%). The operating expenses incurred during the three-month period ended June 30, 2006 consisted of: (i) operating costs and taxes of $58,184 (2005: $63,396); (ii) rig, well and pulling unit expense of $241,404 (2005: $-0-); (iii) salaries, wages and related costs of $320,563 (2005: $-0-); (iv) depreciation, depletion and amortization expenses of $198,346 (2005: $84,973); (v) general and administrative expenses of $473,451 (2005: $268,430); and (vi) investor relations and promotion expenses of $331,801 (2005: $10,772). The increase in operating expenses incurred during the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005 resulted primarily from the increase in investor relations and promotion relating to investor awareness programs as well as the increased activity resulting from the acquisition of Oak Hills. The increase in operating expenses also resulted from an increase in: (i) rig, well and pulling unit expense; (ii) depreciation, depletion and amortization expense resulting from an increase in other equipment in connection with the acquisition of Oak Hills; and (iii) salaries, wages and related expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Our net loss from operations during the three-month period ended June 30, 2006 also included $1,369,061 related to interest and finance fees, resulting in a net loss of $2,347,496. Included in interest and finance fees are non-cash amounts totaling $1,298,674 relating to the amortization of a convertible debt discount, deferred finance costs, and the fair value resulting from the repricing of certain warrants. As discussed above, the increase in net loss during the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005 is attributable primarily to the interest and finance fees incurred and the increase in investor relations and promotion expenses, the depreciation, depletion and amortization expenses/rig, well and pulling unit expenses, and the salaries, wages and related expenses. Our net loss during the three-month period ended June 30, 2006 was ($2,347,496) or ($0.07) per share compared to a net loss of ($173,118) or ($0.01) during the three-month period ended June 30, 2005. The weighted average number of shares outstanding was 34,119,917 for the three-month period ended June 30, 2006 compared to 17,365,104 for the three-month period ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Six-Month Period Ended June 30, 2006

  As of June 30, 2006, our current assets were $2,639,299 and our current liabilities were $4,118,664, which resulted in a working capital deficit of $1,479,365. As of June 30, 2006, our total assets were $19,752,619 consisting of: (i) $1,703,717 in cash and cash equivalents; (ii) $765,454 in accounts receivable; (iii) $92,696 due from related parties; (iv) $11,757 in prepaid expenses and other; (v) $79,710 in deferred charges; (vi) $2,206,507 carrying value of proved oil and gas properties (net of accumulated depletion); (vii) $9,639,570 carrying value of unproved oil and gas properties; and (viii) $5,253,208 in other equipment (net of accumulated depreciation). The increase in total assets during the six-month period ended June 30, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in carrying value of unproved oil and gas properties, the increase in other equipment resulting primarily from the acquisition of Oak Hills, and the increase in cash and cash equivalents and accounts receivable.

As of June 30, 2006, our total liabilities were $5,501,658 consisting of: (i) $2,987,166 in accounts payable and accrued liabilities; (ii) $1,295,961 in long term debt; (iii) $610,192 in promissory note and other short term advances; and (iv) $608,339 in convertible notes and related accrued interest. The increase in total liabilities during the six-month period ended June 30, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in accounts payable and accrued liabilities and in long term debt resulting primarily from the acquisition of Oak Hills.

  Stockholders' equity increased from $3,006,058 as of December 31, 2005 to $14,250,961 as of June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

We have not generated positive cash flows from operating activities. For the six-month period ended June 30, 2006, net cash flows used in operating activities was ($1,492,712) compared to net cash flows used in operating activities for the six-month period ended June 30, 2005 of ($944,316). Net cash flows used in operating activities for the six-month period ended June 30, 2006 consisted primarily of a net loss of ($6,157,085) adjusted by $2,792,725 relating to non-cash interest and finance fee expenses and by $1,208,065 relating to accounts payable.

Net cash flow used in investing activities was ($5,804,516) for the six-month period ended June 30, 2006 compared to net cash flows used in investing activities for the six-month period ended June 30, 2005 of ($785,146). Net cash flow used in investing activities during the six-month period ended June 30, 2006 was primarily a result of acquisition and exploration costs related to our oil and gas properties.

Net cash flows from financing activities was $8,480,613 for the six-month period ended June 30, 2006 compared to net cash flows from financing activities for the six-month period ended June 30, 2005 of $1,428,089. Net cash flows from financing activities for the six-month period ended June 30, 2006 pertained primarily to $9,426,250 received as proceeds from the sale of our common stock.

We expect that working capital requirements will continue to be funded through a combination of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

During the period, we completed a private placement pursuant to which we issued an aggregate of 7,650,000 units ("Unit") of the Company’s securities at a subscription price of U.S. $1.00 per Unit for total gross proceeds of $7,650,000; with each Unit being comprised of one common share and one non-transferable common stock purchase warrant ("Warrant"). Each resulting Warrant entitles the subscriber to purchase an additional share of our common stock (“Warrant Share”) at a price of $1.25 per share for the period commencing upon the date of issuance of the Units and ending on the day which is the earlier of (i) 18 months from the date of issuance of the Units and (ii) 12 months from the effective date of our proposed registration statement. Both the Warrant Shares and the common shares issued pursuant to the private placement offering are to be proposed for registration under the United States Securities Act of 1933, as amended. We paid finders fees of 5% of the gross cash proceeds received under the private placement offering and 10% restricted common shares on the gross units issued, with such restricted shares carrying piggy back registration rights. Effective July 3, 2006, we filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the Warrants.

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

MATERIAL COMMITMENTS

Convertible Notes

During 2006, a material commitment for us relates to the repayment to convertible debenture holders of the outstanding amounts of principal and interest accruing at 8% per annum on an aggregate face value of $820,114 in Convertible Notes. At fiscal year ended December 31, 2005, the outstanding amount of the Convertible Notes was $4,854,314. During the six-month period ended June 30, 2006, we paid an aggregate of $178,126 in interest, repaid an aggregate of $645,690 in principal, converted an aggregate of $3,390,122 of principal and $33,625 of interest into shares of our common stock at a conversion price of $1.00 per share under the provisions of the Convertible Notes. See “Part II. Item 2. Recent Sales of Unregistered Securities.

As at June 30, 2006, the remaining amount due and owing under the Convertible Notes totaling $820,114 is payable in fourteen monthly principal and interest payments in either cash or shares of our common stock at the rate of $1.00 per share (the “Fixed Conversion Price”) beginning on or about December 17, 2005 if our share price is trading above $1.00 per share at the date of payment. Commencing on the fourth month anniversary of the closing date of the issue of the Convertible Notes (September 16, 2005 and October 11, 2005), and on the first day or each month thereafter, the Convertible Notes must be repaid in cash in amount equal to 5% of the principal amount of the Notes together with all accrued interest due and payable up to the repayment date. If our shares are trading at less than $1.00 per share at the date of repayment, then we may repay outstanding monthly principal and interest in either cash or shares in our capital at a different rate than the Fixed Conversion Price. If the volume weighted average share price (the "VWAP") of the five trading days prior to a monthly payment date is less than the Fixed Conversion Price, then we may pay the monthly amount in cash or registered shares of our common stock at 75% of the VWAP for the five trading days prior to the monthly payment date. As of the date of this Quarterly Report, required monthly payments of principal and interest are approximately $55,000 monthly. The holders of the Convertible Notes have a secured first interest in our assets. As of the date of this quarterly report, an outstanding principal balance of $721,914 remains due to the holders of the Convertible Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Promissory Note

During 2006, a material commitment for us relates to an unsecured promissory note from one of our shareholders aggregating $600,000 (the “Promissory Note”). The provisions of the Promissory Note are:(i) two-year term with interest at the rate of 10% per annum; and (ii) interest to be paid on a quarterly basis with the principal to be repaid on or before the due date of the Promissory Note. As at June 30, 2006, there is $10,192 of accrued and unpaid interest on this loan. We intend to repay this loan during 2006.

Oak Hills Debt

During 2006, a material commitment for us on behalf of Oak Hills relates to outstanding promissory notes totaling $1,295,261, which accrues interest at 9% per annum, and require no payments of interest or principal until the end of a two-year term ending January 22, 2008. The promissory notes are owed to certain former shareholders of Oak Hills and are secured against the assets of Oak Hills. During the six-month period ended June 30, 2006, we accrued $47,932 of interest on these loans resulting in $167,339 in accumulated accrued interest due and owing.

ITEM 3. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Grant Atkins, our Chief Executive Officer, and Mr. Vaughn Barbon, our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our three-month quarterly period ended June 30, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OFFERING

During the period, we completed a private placement pursuant to which we issued an aggregate of 7,650,000 Units at a subscription price of U.S. $1.00 per Unit for total gross proceeds of $7,650,000. Each Unit is comprised of one common share and one non-transferable common stock purchase warrant ("Warrant"). Each resulting Warrant entitles the subscriber to purchase an additional share of our common stock (“Warrant Share”) at a price of $1.25 per share for the period commencing upon the date of issuance of the Units and ending on the day which is the earlier of (i) 18 months from the date of issuance of the Units and (ii) 12 months from the effective date of our proposed registration statement. Both the Warrant Shares and the common shares issued pursuant to the private placement offering are to be proposed for registration under the United States Securities Act of 1933, as amended. We paid a finders fees of 5% of the gross cash proceeds received under the private placement offering and 10% restricted common shares on the gross units issued, with such restricted shares carrying piggy back registration rights.

The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets, and net estimated worth. We issued Units to investors who were either a U.S. resident- or a non-U.S. resident. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Effective July 3, 2006, we filed a Form SB-2 registration statement under the Securities Act to register 8,415,000 shares of common stock issued and the 7,650,000 shares of common stock underlying the Warrants.

CONVERSION OF NOTES

During the six-month period ended June 30, 2006,, we issued an aggregate of 3,423,747 shares of our common stock in connection with the conversion of the Convertible Notes. An aggregate of $3,390,122 in principal and $33,625 in interest in the Convertible Notes was converted into 3,423,747 shares of our common stock at a conversion price of $1.00 per share. We issued the shares of common stock in reliance upon Section 4(2) of the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - continued

EXERCISE OF SERIES B WARRANTS

During the six-month period ended June 30, 2006, we have issued an aggregate of 250,000 shares of our common stock in connection with the exercise of Series B Warrants at $1.00 per Series B Warrant for aggregate proceeds of $250,000. The Series B Warrants were originally issued as part of a secured convertible note unit offering and the shares of common stock underlying the warrants were registered under the Securities Act pursuant to a registration statement on Form SB-2.

STOCK OPTIONS

During the six-month period ended June 30, 2006, we issued an aggregate of 1,650,000 shares of our common stock pursuant to the exercise of a total of 1,650,000 Stock Options, of which 500,000 were exercised at $1.00 per share and 1,150,000 at $1.25 per share, for aggregate proceeds of $1,937,500. The shares of common stock were subject to S-8 registration statements.

OAK HILLS SHARE EXCHANGE AGREEMENT

On January 23, 2006, we issued an aggregate of 6,000,000 shares of our restricted common stock to the shareholders of Oak Hills International, Inc. at a price of approximately $0.637645 per share in accordance with the terms and provisions of the Oak Hills Share Exchange Agreement. The per share consideration was calculated by reference to the of the assets of Oak Hills obtained from the independent third party valuation, and management’s further calculation of net tangible value inclusive of all other balance sheet assets, current, and long-term liabilities of the acquired companies resulting in the shares issued as consideration, with such shares issued at a 6.3% discount to the trading value of our stock as at December 22-23, 2005, the transaction valuation date. The shares were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Securities Act. In addition, we also negotiated favorable terms on long term debt that formed part of the acquisition deferring payment of interest and principal for a period of two years. Oak Hills has outstanding promissory notes totaling $1,295,261, which accrue interest at 9% per annum and require no payments of interest or principal until the end of a two year term ending January 22, 2008.

EURXCHANGE CONSULTING LTD.

On February 15, 2006, we issued an aggregate of 400,000 shares of our restricted common stock in accordance with the terms and provisions of a consulting agreement (the “Consulting Agreement”), with EurXchange Consulting Ltd., a Canadian corporation (“EurXchange”). Pursuant to the terms and provisions of the EurXchange Consulting Agreement: (i) EurXchange agreed to render to us consulting services including, but not limited to, translations of webpage, business plan and new releases into German, establishment of communication during European business hours, chat line coordination, web portal presence through Wallstreet Online, production and distribution of a MIDAS research report and a penny stock report, presentation of roadshows, production of certain mailers, and establishment of a Stock Hotline telephone line; (ii) we agreed to pay to EurXchange a cash retainer in the aggregate amount of 293,000 EUR, with the first installment of 153,000 EUR due on date of execution of the EurXchange Consulting Agreement and the second and third installment of 70,000 EUR payable on April 15, 2006 and May 15, 2006, respectively; and (iii) we agreed to issue to EurXchange an aggregate of 400,000 shares of our restricted common stock. The shares were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

Change in Auditors

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

On April 13, 2006, our Board of Directors approved and authorized the engagement of the services of Whitley Penn LLP (“WP”), as our principal independent registered public accounting firm. The address and telephone/facsimile numbers for WP are as follows: 5420 LBJ Freeway, Suite 1440, Dallas, Texas 75240, telephone no. 972.392.6600 and facsimile no. 972.392.6601.

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

ITEM 5. OTHER INFORMATION - continued

Appointment of Director

On June 6, 2006, our Board of Directors, pursuant to written consent, unanimously approved the appointment of Mr. Gino Cicci as a member of the Company’s Board of Directors, effective as of June 12, 2006, to serve until his successor is duly elected and shall qualify.

During the past five years, Mr. Cicci has been active within the oil and gas industry and has been engaged in providing consulting services to us pursuant to contractual arrangements between us and IMT. In past years, he has been associated with junior companies that have drilled for oil and gas in the Province of Alberta and the State of Texas. He has also been engaged with companies that have explored various regions in Canada and the United States for precious metals, primarily in the Provinces of Ontario, Quebec and British Columbia, and in the States of Nevada, Arizona and Idaho. We believe that Mr. Cicci’s broad experience and knowledge of junior markets will be an asset to us during our various phases of growth.

ITEM 6. EXHIBITS

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto dulyauthorized.

LEXINGTON RESOURCES, INC.

Date: August 11, 2006	By:	/s/ Grant Atkins
Grant Atkins
Title: President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Vaughn Barbon
Vaughn Barbon
Title: Chief Financial Officer