Form 10QSB/A
period 2006-06-30
LEXINGTON RESOURCES INC
filed 2006-11-17
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐  No ☐
Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 14, 2006
Common Stock, $.00025 par value	38,766,270

Transitional Small Business Disclosure Format (check one)

Yes ☐  No ☒

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to amend our quarterly report on Form 10-QSB for the quarter ended June 30, 2006 (the “Original Form 10-QSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on August 14, 2006.

On November 9, 2006, the independent registered public accounting firm of Whitley Penn LLP advised management of Lexington Resources, Inc. (the “Company”) in conjunction with the preparation of the Company’s Form 10-QSB for the period ended September 30, 2006 and related financial statements that the previously filed financial statements of the Company as of and for the quarter ended June 30, 2006, needed to be restated from those originally issued to reflect certain adjustments in connection with errors in accounting for derivative liabilities resulting from the Company’s private placement financing completed during the period.

The Company concluded, after consultation with its audit committee and independent registered public accounting firm, that it was necessary to restate its financial results for the interim consolidated financial statements for the quarter ended June 30, 2006 to account for certain embedded derivative features (warrants and liquidated damages) that do not meet the definition of equity, including recording a derivative liability and related charges associated with changes in the fair values of the embedded derivatives as more fully described in Notes 6 and 7 to the interim consolidated financial statements included in this Form 10-QSB/A.

The accompanying interim consolidated financial statements for the period ended June 30, 2006 have been restated to reclassify to a derivative liability certain amounts originally classified as equity and to recognize gains for the three and six month periods ended June 30, 2006 relating to the change in the fair value of the derivative liability.

Pursuant to rule 12b-15 under the Securities and Exchange Act of 1934, the Form 10-QSB/A contains complete text of Items 1, 2, 3, of Part I and Items 1 and 6 of Part II, as amended, as well as currently dated certifications from the Principal Executive Officer and the Principal Financial Officer.

This Form 10-QSB/A does not reflect events occurring after the filing of the Original Form 10-QSB and does not modify or update the disclosure therein in any other way other than as required to reflect the amendments discussed above.

LEXINGTON RESOURCES, INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXINGTON RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
	(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,703,717	$520,332
Accounts receivable	765,454	184,546
Due from related parties	92,696	-
Prepaid expenses and other	11,757	-
Current portion of deferred finance fees (Note 5)	65,675	401,715
	2,639,299	1,106,593

DEFERRED FINANCE FEES (Note 5)	14,035	267,810

PROPERTY AND EQUIPMENT (Note 4)
Oil and gas properties - full cost method of accounting
Proved, net of accumulated depletion $515,878 (2005 - $420,937)	2,206,507	2,329,448
Unproved	9,639,570	4,000,024
	11,846,077	6,329,472
Other equipment, net of accumulated depreciation of $291,537 (2005 - $1,328)	5,253,208	2,167
	17,099,285	6,331,639

	$19,752,619	$7,706,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,987,166	$936,265
Promissory note and other short term advances (Note 5)	610,192	601,973
Current portion of convertible notes and accrued interest (Note 5)	521,306	1,940,781
	4,118,664	3,479,019
CONVERTIBLE NOTES (Note 5)	87,033	1,220,965
LONG TERM DEBT (Note 5)	1,295,961	-
DERIVATIVE LIABILITY (Note 6)	1,937,000	-
	7,438,658	4,699,984

CONTINGENCIES AND COMMITMENTS (Notes 1, 4, 5 & 7)

STOCKHOLDERS’ EQUITY (Note 6)
Common stock $.00025 par value: 200,000,000 shares authorized
Preferred stock, $.001 par value: 75,000,000 shares authorized
Issued and outstanding:
38,766,270 common shares (December 31, 2005 - 18,627,523)	10,611	5,575
Additional paid-in capital	28,851,175	16,297,665
Common stock purchase warrants	3,406,778	2,809,836
Accumulated deficit	(19,954,603)	(16,107,018)
	12,313,961	3,006,058

	$19,752,619	$7,706,042

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period ended		For the six month period ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)		(Restated)

REVENUES
Oil and gas revenue	$90,303	$263,203	$257,510	$393,263
Drilling and service revenue	555,011	-	689,110	-

	645,314	263,203	946,620	393,263

OPERATING EXPENSES
Operating costs and taxes	58,184	63,396	118,282	121,461
Rig, well and pulling unit expense	241,404	-	462,890	-
Salaries, wages and related	320,563	-	476,943	-
Depreciation, depletion and amortization	198,346	84,973	385,150	139,880
General and administrative	473,451	268,430	739,329	568,951
Consulting - stock-based	-	-	-	775,753
Investor relations and promotion	331,801	10,772	1,930,975	601,720

	1,623,749	427,571	4,113,569	2,207,765

NET LOSS FROM OPERATIONS	(978,435)	(164,368)	(3,166,949)	(1,814,502)

INTEREST AND FINANCE FEES (Note 5)	(1,369,061)	(8,750)	(2,990,136)	(8,750)
GAIN ON DERIVATIVE LIABILTIY (Note 6)	2,309,500	-	2,309,500	-

NET LOSS FOR THE PERIOD	$(37,996)	$(173,118)	$(3,847,585)	$(1,823,252)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.13)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	34,119,917	17,365,104	28,991,126	17,227,525

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six month period ended
	June 30,
	2006	2005
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,847,585)	$(1,823,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	775,753
Non-cash expenses	112,500	146,429
Oil and gas depletion	94,941	139,880
Depreciation	290,209	332
Non-cash interest and finance fees (Note 5)	2,792,725	-
Gain on derivative liability	(2,309,500)	-
Changes in working capital assets and liabilities:
Accounts receivable	220,601	(104,029)
Prepaid expenses and other	8,692	-
Accounts payable	1,208,065	(79,429)
Accrued liabilities	(63,360)	-

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,492,712)	(944,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(312,514)	-
Additions to oil and gas properties	(5,611,546)	(785,146)
Cash acquired on acquisition of Oak Hills, net of transaction costs	119,544	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(5,804,516)	(785,146)

CASH FLOWS FROM FINANCING ACTIVITIES
Drilling obligation payments	-	(171,086)
Advances to related parties	(77,524)	-
Convertible note repayments	(645,690)	-
Long term debt repayments	(222,423)	-
Promissory notes and other short term advances	-	1,086,545
Proceeds on sale of common stock	9,426,250	512,630

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,480,613	1,428,089

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,183,385	(301,373)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	520,332	326,293

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,703,717	$24,920

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

The accompanying interim consolidated financial statements as of June 30, 2006 and for the three month and six month periods ended June 30, 2006 are restated from those originally issued to reflect certain adjustments in connection with the accounting for the derivative liability component of the Company’s private placement financing completed during the period. See Note 9 for a more detailed description of the restatement and the related restatement adjustments.

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

NOTE 3: ACQUISITION OF OAK HILLS (continued).

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

	For the three month period ended		For the six month period ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)		(Restated)

Revenues	$645,314	$1,194,859	$1,293,253	$1,430,643

Net loss	$(37,996)	$(184,024)	$(3,823,513)	$(2,135,694)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.13)	$(0.09)

Weighted average shares outstanding	34,119,917	23,365,104	29,720,408	23,227,525

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	June 30,	December 31,
	2006	2005
Oil and gas properties:
Proved, subject to depletion	$2,722,385	$2,750,385
Unproved, not subject to depletion	9,639,570	4,000,024
Accumulated depletion	(515,878)	(420,937)

Net oil and gas properties	11,846,077	6,329,472

Other equipment	5,544,745	3,495
Accumulated depreciation	(291,537)	(1,328)

Net other property and equipment	5,253,208	2,167

Property and equipment, net of accumulated depreciation and depletion	$17,099,285	$6,331,639

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

During the period, the Company completed a private placement pursuant to which the Company issued an aggregate of 7,650,000 units ("Unit") of the Company’s securities at a subscription price of U.S. $1.00 per Unit for total gross proceeds of $7,650,000; with each Unit being comprised of one common share and one non-transferable common stock purchase warrant ("Warrant"). Each resulting Warrant entitles the subscriber to purchase an additional common share (“Warrant Share”) of the Company at a price of $1.25 per share for the period commencing upon the date of issuance of the Units by the Company and ending on the day which is the earlier of (i) 18 months from the date of issuance of the Units and (ii) 12 months from the effective date of the Company’s proposed registration statement. Both the Warrant Shares and the common shares issued pursuant to the private placement offering are to be proposed for registration under the United States Securities Act of 1933, as amended. The Company paid finders fees of 5% of the gross cash proceeds received under the private placement offering and 10% restricted common shares on the gross units issued, with such restricted shares carrying piggy back registration rights. Of the total Units sold, 7,450,000 are subject to potential damages relating to the registration requirement. Effective July 3, 2006, the Company filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the common stock purchase warrants.

NOTE 6: STOCKHOLDERS' EQUITY (continued)

The Company accounted for the various components of the private placement transaction using the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities; EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock; EITF Issue No. 05-4 The Effect of Liquidated Damages Clause on Freestanding Financial Instruments Subject to Issue No. 00-19 and related amendments and guidance.

The following table summarizes the initial allocation of the proceeds from the private placement:

Gross proceeds	$7,650,000
Fair value of warrants subject to registration damages	(4,172,000)
Estimated fair value of liquidated damages on common shares and warrants	(74,500)
Share issuance costs	(411,250)

Proceeds allocated to equity components	$2,992,250

Allocated as follows:
Common shares	$2,880,250
Warrants not subject to registration damages	112,000

$2,992,250

Private placement warrants
The fair value of the Warrants at inception was estimated to be $4,284,000 and has been allocated between warrants subject to damages (derivative liability) and warrants not subject to damages (equity) as outlined above. The fair value of the warrants at inception was estimated using the Black-Scholes option-pricing model with the following assumptions: expected warrant life of 1.33 years, risk-free interest rate of 4.81%, dividend yield of 0% and expected volatility of 77%.

Liquidated damages related to common stock and warrants issued to investors in the private placement
The Company determined that the warrants and related liquidated damages provisions associated with the common stock issuable upon exercise of the warrants did not meet the criteria for equity accounting under EITF 00-19. Further, the Company determined that the liquidated damages provision related to the common stock issued is an embedded derivative under SFAS No. 133.

As at issuance of the shares and warrants, the fair value of the warrants was estimated to be $4,172,000 using the Black-Scholes option-pricing model as described above. The fair value of the liquidated damages on the common stock and warrants at issuance was estimated to be $74,500. This estimate was based on the probability of non-registration over the term of the warrants, being the maximum period of damages provided for under the subscription agreements. The total fair value of the combined warrants and liquidated damages was $4,246,500 at issuance of the shares and warrants and was recorded as a derivative liability which will be revalued each quarter until the liquidated damages provisions expire. Changes in the fair value estimate over this period will be recorded in the consolidated statement of operations.

As at June 30, 2006, the fair value of the warrants was estimated to be $1,788,000 using the Black-Scholes option-pricing model with the following assumptions: expected warrant life of 1.33 years, risk-free interest rate of 5.16%, dividend yield of 0% and expected volatility of 74%. As at June 30, 2006, the fair value of the liquidated damages on the common stock and warrants was estimated to be $149,000. As at June 30, 2006, the combined derivative liability had a carrying value of $1,937,000. During the period ended June 30, 2006, the Company recorded a gain of $2,309,500 on the change in the carrying value of the derivative liability resulting primarily from a decline in the price of the Company’s common stock of approximately 33%.

NOTE 6: STOCKHOLDERS' EQUITY (continued)

The carrying value of the derivative liability is summarized as follows:
Derivative liability:
Fair value of warrants subject to registration damages	$4,172,000
Estimated fair value of liquidated damages on common shares and warrants	74,500

Balance as at issuance of the shares and warrants	4,246,500
Change in fair value for the period ended June 30, 2006	(2,309,500)

Derivative liability, June 30, 2006	$1,937,000

Allocated as follows:
Fair value of warrants subject to registration damages	$1,788,000
Estimated fair value of liquidated damages on common shares and warrants	149,000

$1,937,000

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

NOTE 9: RESTATEMENT

The accompanying interim consolidated financial statements as of June 30, 2006 and for the three month and six month periods ended June 30, 2006 are restated from those originally issued to reflect certain adjustments in connection with the accounting for the derivative liability component of the Company’s private placement financing completed during the period.

The restatement relates specifically to the accounting for certain embedded derivative features (warrants and liquidated damages) that do not meet the definition of equity and accordingly are classified as a derivative liability. As explained further in Note 6, the estimated fair value of the derivative liability is determined quarterly with the resulting gain or loss charged to operations during the period.

NOTE 9: RESTATEMENT - continurd

The accompanying interim consolildated financial statements have been restated to reclassify to a derivative liability certain amounts originally classified as equity and to recognize gains for the three and six month periods ended June 30, 2006 relating to the change in the fair value of the derivative liability.

The following is a summary of the restatement adjustments:

	As Previously		As
	Reported	Adjustments	Restated

BALANCE SHEET

TOTAL ASSETS	$19,752,619	$0	$19,752,619

CURRENT LIABILITIES	$4,118,664	$0	$4,118,664
OTHER LONG TERM LIABILITIES	1,382,994	0	1,382,994
DERIVATIVE LIABILITY	0	1,937,000	1,937,000
TOTAL LIABILITIES	$5,501,658	$1,937,000	$7,438,658

COMMON STOCK	10,611	0	10,611
ADDITIONAL PAID IN CAPITAL	28,925,675	(74,500)	28,851,175
COMMON STOCK PURCHASE WARRANTS	7,578,778	(4,172,000)	3,406,778
ACCUMULATED DEFICIT	(22,264,103)	2,309,500	(19,954,603)
TOTAL STOCKHOLDERS' EQUITY	$14,250,961	$(1,937,000)	$12,313,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,752,619	$0	$19,752,619

STATEMENT OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006

LOSS FROM OPERATIONS	$(3,166,949)	$0	$(3,166,949)
INTEREST AND FINANCE COSTS	(2,990,136)	0	(2,990,136)
GAIN ON DERIVATIVE LIABILITY	0	2,309,500	2,309,500

NET LOSS FOR THE PERIOD	$(6,157,085)	$2,309,500	$(3,847,585)

BASIS AND DILUTED LOSS PER SHARE	$(0.21)	$0.08	$(0.13)

STATEMENT OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006

LOSS FROM OPERATIONS	$(978,435)	$0	$(978,435)
INTEREST AND FINANCE COSTS	(1,369,061)	0	(1,369,061)
GAIN ON DERIVATIVE LIABILITY	0	2,309,500	2,309,500

NET LOSS FOR THE PERIOD	$(2,347,496)	$2,309,500	$(37,996)

BASIS AND DILUTED LOSS PER SHARE	$(0.07)	$0.07	$(0.00)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

Restatement of Financial Statements.

The Company’s interim consolidated financial statements as of June 30, 2006 and for the three month and six month periods ended June 30, 2006 are restated from those originally issued to reflect certain adjustments in connection with the accounting for the derivative liability component of the Company’s private placement financing completed during the period.

The restatement relates specifically to the accounting for certain embedded derivative features (warrants and liquidated damages) that do not meet the definition of equity and accordingly are classified as a derivative liability. Further, the Company is required to estimate the fair value of the derivative liability quarterly with the resulting gain or loss charged to operations during the period.

The Company’s interim consolidated financial statements have been restated to reclassify to a derivative liability certain amounts originally classified as equity and to recognize gains for the three and six month periods ended June 30, 2006 relating to the change in the fair value of the derivative liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2006 Compared to Six-Month Period Ended June 30, 2005

Our net loss for the six-month period ended June 30, 2006 was ($3,847,585) compared to a net loss of ($1,823,252) during the six-month period ended June 30, 2005 (an increase of $2,024,333).

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

Volumes of gas sold this year were approximately 70,276 mcf up from approximately 58,359 mcf last year. Prices for natural gas sales averaged $3.66 (net of marketing and transportation costs) per mcf, down from $6.73 per mcf last year. Increase in volume was due to new wells coming into production; however, increases in volume were moderated by the decline in production from older wells. Increased production was offset by the decline in gas prices resulting in a decrease of approximately 34% in overall income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

    Our net loss from operations during the six-month period ended June 30, 2006 also includes $2,990,136 related to interest and finance fees and a gain of $2,309,500 related to the decrease in the fair value of derivative liability, resulting in a net loss of $3,847,585. Included in interest and finance fees are non-cash amounts totaling $2,792,725 relating to the amortization of a convertible debt discount, deferred finance costs, and the fair value resulting from the repricing of certain warrants. As discussed above, the increase in net loss during the six-month period ended June 30, 2006 compared to the six-month period ended June 30, 2005 is attributable primarily to the interest and finance fees incurred and to the increase in investor relations and promotion expenses, the depreciation, depletion and amortization expenses, rig, well and pulling unit expenses, salaries, wages and related expenses and the derivative liability gain. Our net loss during the six-month period ended June 30, 2006 was ($3,847,585) or ($0.13) per share compared to a net loss of ($1,823,252) or ($0.11) during the six-month period ended June 30, 2005. The weighted average number of shares outstanding was 28,991,126 for the six-month period ended June 30, 2006 compared to 17,227,525 for the six-month period ended June 30, 2005.

Three-Month Period Ended June 30, 2006 Compared to Three-Month Period Ended June 30, 2005

Our net loss for the three-month period ended June 30, 2006 was  ($37,996) compared to a net loss of ($173,118) during the three-month period ended June 30, 2005 (a decrease of $135,122).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Our net loss from operations during the three-month period ended June 30, 2006 also included $1,369,061 related to interest and finance fees and a gain of $2,309,500 related to the decrease in the fair value of derivative liability, resulting in a net loss of $37,996. Included in interest and finance fees are non-cash amounts totaling $1,298,674 relating to the amortization of a convertible debt discount, deferred finance costs, and the fair value resulting from the repricing of certain warrants. As discussed above, the increase in net loss during the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005 is attributable primarily to the interest and finance fees incurred and the increase in investor relations and promotion expenses, the depreciation, depletion and amortization expenses/rig, well and pulling unit expenses, the salaries, wages and related expenses and the derivative liability gain. Our net loss during the three-month period ended June 30, 2006 was ($37,996) or ($0.00) per share compared to a net loss of ($173,118) or ($0.01) during the three-month period ended June 30, 2005. The weighted average number of shares outstanding was 34,119,917 for the three-month period ended June 30, 2006 compared to 17,365,104 for the three-month period ended June 30, 2005.
Prices for natural gas averaged $3.06 per mcf (net of marketing and transportation costs) for the quarter versus $7.94 per mcf for last year. Volume of gas sold for the quarter was approximately 29,501 mcf down from approximately 33,133 mcf last year. Decreased volume was due to decline in older wells production and new wells production not yet materializing and the decline in gas prices.

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

As of June 30, 2006, our total liabilities were $7,438,658 consisting of: (i) $2,987,166 in accounts payable and accrued liabilities; (ii) $1,295,961 in long term debt; (iii) $610,192 in promissory note and other short term advances; (iv) $608,339 in convertible notes and related accrued interest; and (v) $1,937,000 in derivative liability related to the Company’s private placement financing completed during the period (refer to the notes to the Company’s June 30, 2006 interim consolidated financial statements). The increase in total liabilities during the six-month period ended June 30, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in accounts payable and accrued liabilities and in long term debt resulting primarily from the acquisition of Oak Hills and the derivative liability resulting from the Company’s private placement financing completed during the period.

 Stockholders' equity increased from $3,006,058 as of December 31, 2005 to $12,313,961 as of June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

We have not generated positive cash flows from operating activities. For the six-month period ended June 30, 2006, net cash flows used in operating activities was ($1,492,712) compared to net cash flows used in operating activities for the six-month period ended June 30, 2005 of ($944,316). Net cash flows used in operating activities for the six-month period ended June 30, 2006 consisted primarily of a net loss of ($3,847,585) adjusted by $2,792,725 relating to non-cash interest and finance fee expenses, by $1,208,065 relating to accounts payable and by $2,309,500 relating to a non-cash gain on derivative liabilities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Grant Atkins, our Chief Executive Officer, and Mr. Vaughn Barbon, our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our three-month quarterly period ended June 30, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial repor ting.

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

LEXINGTON RESOURCES, INC.

Date: November 14, 2006	By:	/s/ Grant Atkins
Grant Atkins
Title: President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Vaughn Barbon
Vaughn Barbon
Title: Chief Financial Officer