Form 10QSB
period 2006-09-30
LEXINGTON RESOURCES INC
filed 2006-11-17
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-25455

LEXINGTON RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0365453
(State or other jurisdiction of Identification No.)	(I.R.S. Employerincorporation of organization)

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

Yes ☐  No ☐
Applicable only to corporate issuers

Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange A Rule 12b-2)

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 8, 2006
Common Stock, $.00025 par value	38,766,270

Transitional Small Business Disclosure Format (check one)  Yes ☒  No ☐

LEXINGTON RESOURCES, INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXINGTON RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS
	September 30, 2006	December 31, 2005
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$113,408	$520,332
Accounts receivable	1,524,458	184,546
Due from related parties (Note 7)	145,177	-
Prepaid expenses and other	3,777	-
Current portion of deferred finance fees (Note 5)	55,875	401,715
	1,842,695	1,106,593

DEFERRED FINANCE FEES (Note 5)	-	267,810

PROPERTY AND EQUIPMENT (Note 4)
Oil and gas properties - full cost method of accounting
Proved, net of accumulated depletion $575,943 (2005 - $420,937)	6,413,428	2,329,448
Unproved	8,799,922	4,000,024
	15,213,350	6,329,472
Other equipment, net of accumulated depreciation of $470,016 (2005 - $1,328)	5,102,094	2,167
	20,315,444	6,331,639

	$22,158,139	$7,706,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,907,204	$936,265
Promissory note and other short term advances (Note 5)	625,151	601,973
Current portion of convertible notes and accrued interest (Note 5)	578,833	1,940,781
	7,111,188	3,479,019
CONVERTIBLE NOTES (Note 5)	-	1,220,965
LONG TERM DEBT (Note 5)	1,295,961	-
DERIVATIVE LIABILITY (Note 6)	1,389,883	-
	9,797,032	4,699,984

CONTINGENCIES AND COMMITMENTS (Notes 1, 4, 5 & 7)

STOCKHOLDERS’ EQUITY (Note 6)
Common stock $.00025 par value: 200,000,000 shares authorized
Preferred stock, $.001 par value: 75,000,000 shares authorized
Issued and outstanding:
38,766,270 common shares (December 31, 2005 - 18,627,523)	10,611	5,575
Additional paid-in capital	28,926,175	16,297,665
Common stock purchase warrants	3,406,778	2,809,836
Accumulated deficit	(19,982,457)	(16,107,018)
	12,361,107	3,006,058

	$22,158,139	$7,706,042

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period ended		For the nine month period ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUES
Oil and gas revenue	$153,363	$137,458	$410,873	$530,721
Drilling and service revenue	838,309	-	1,527,419	-

	991,672	137,458	1,938,292	530,721

OPERATING EXPENSES
Operating costs and taxes	176,619	58,612	294,901	180,073
Rig, well and pulling unit expense	92,647	-	555,537	-
Salaries, wages and related	238,550	-	715,493	-
Depreciation, depletion and amortization	238,543	104,761	623,693	244,641
General and administrative	363,950	115,974	1,103,279	684,925
Consulting - stock-based	-	1,138,238	-	1,913,991
Investor relations and promotion	223,600	525	2,154,575	602,245

	1,333,909	1,418,110	5,447,478	3,625,875

NET LOSS FROM OPERATIONS	(342,237)	(1,280,652)	(3,509,186)	(3,095,154)

INTEREST AND FINANCE FEES (Note 5)	(147,517)	(3,365,248)	(3,137,653)	(3,373,998)
GAIN ON DERIVATIVE LIABILITY (Note 6)	461,900	-	2,771,400	-

NET LOSS FOR THE PERIOD	$(27,854)	$(4,645,900)	$(3,875,439)	$(6,469,152)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.00)	$(0.26)	$(0.12)	$(0.37)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	38,766,270	17,557,753	32,285,314	17,375,441

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine month period ended
	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,875,439)	$(6,469,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	1,913,991
Non-cash expenses	187,500	153,708
Oil and gas depletion	155,005	244,641
Depreciation	468,688	498
Non-cash interest and finance fees (Note 5)	2,880,638	3,326,799
Gain on derivative liability	(2,771,400)	-
Changes in working capital assets and liabilities:
Accounts receivable	(538,403)	(26,411)
Prepaid expenses and other	16,672	(12,000)
Accounts payable	(142,331)	(195,226)
Accrued liabilities	43,058	-

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,576,012)	(1,047,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(339,879)	-
Additions to oil and gas properties	(4,938,883)	(2,245,408)
Cash acquired on acquisition of Oak Hills, net of transaction costs	119,544	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(5,159,218)	(2,245,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Drilling obligation payments	-	(1,180,915)
Advances to related parties	(130,005)	-
Convertible note advances (repayments)	(745,516)	4,645,950
Long term debt repayments	(222,423)	-
Proceeds on sale of common stock	9,426,250	512,630

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,328,306	3,977,665

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(406,924)	685,245

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	520,332	326,293

CASH AND CASH EQUIVALENTS, END OF PERIOD	$113,408	$1,011,538

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

Going Concern
The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $5,268,493 at September 30, 2006, has incurred losses since inception of $19,982,457 and further losses are anticipated in the development of its oil and gas properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing losses and property development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances and debt instruments, as well as further equity placements.

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

Reclassification
Certain amounts from prior periods have been reclassified to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 2: STOCK-BASED COMPENSATION (continued)

The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the nine months ended September 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods have not been restated.

All previously granted stock options had fully vested as at December 31, 2005 and during the period ended September 30, 2006, the Company did not grant any new stock options or modify any previously existing stock options. Accordingly, the Company’s results of operations for the period ended September 30, 2006 were no different than if the Company had not adopted SFAS 123R. As a result, no pro forma disclosure of the impact of adopting SFAS 123R has been provided. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the comparative nine month period ended September 30, 2005:

		Nine months ended September 30, 2005

Net loss	As reported	$(6,469,152)
SFAS 123 compensation expense	Pro-forma	(841,307)

Net loss	Pro-forma	$(7,310,459)

Basic and diluted net loss per share	Pro-forma	$(0.42)

NOTE 3: ACQUISITION OF OAK HILLS DRILLING AND OPERATING INTERNATIONAL, INC.

On January 23, 2006, the Company acquired 100% of the shares of Oak Hills from the existing shareholders for an aggregate of 6,000,000 restricted shares of the Company’s common stock. The assets of Oak Hills were independently valued at approximately $5.85 million and management of the Company determined a net tangible fair value of approximately $3.82 million as the basis for the total number of common shares issued at a price per share of $0.637. As of the acquisition date, Oak Hills had secured promissory notes totaling $1.28 million owed to certain of the Oak Hills vendors. The $1.28 million in promissory notes accrue interest at 9% per annum, and require no payments of interest or principal until the end of a two year term ending January 22, 2008.

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

The fair value of the assets acquired and liabilities assumed effective January 23, 2006 are as follows:
Current assets	$1,024,458
Property, plant and equipment	5,228,736
Current liabilities	(842,836)
Due to related parties	(1,280,789)
Long term debt	(222,423)

$3,907,146

NOTE 3: ACQUISITION OF OAK HILLS (continued)

Consideration paid
- 6,000,000 common shares at $0.6374 per share	$3,824,190
- transaction costs	82,956

$3,907,146

The results of operations and cash flows presented include those of the Company for all periods presented and those of Oak Hills for the period from January 23, 2006 to September 30, 2006.

The following unaudited pro forma information for the three and nine month periods ended September 30, 2006 and 2005 presents the pro forma results of operations as if the acquisition had occurred as of January 1, 2006 and January 1, 2005 respectively. The pro forma information presented is not necessarily indicative of what would have occurred had the acquisition been made as of January 1, 2006 and 2005, nor is it necessarily indicative of future results of operations. The following pro forma amounts give effect to appropriate adjustments for an increase in depreciation, additional intercompany profit elimination and an increase in weighted average shares outstanding.

	For the three month period ended		For the nine month period ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$991,672	$1,122,099	$2,284,925	$2,552,742

Net loss	$(27,854)	$(4,517,087)	$(3,851,367)	$(6,652,781)

Net loss per share - basic and diluted	$(0.00)	$(0.19)	$(0.12)	$(0.28)

Weighted average shares outstanding	38,766,270	23,557,753	32,768,830	23,375,441

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment includes the following:
	September 30,	December 31,
	2006	2005
Oil and gas properties:
Proved, subject to depletion	$6,989,371	$2,750,385
Unproved, not subject to depletion	8,799,922	4,000,024
Accumulated depletion	(575,943)	(420,937)

Net oil and gas properties	15,213,350	6,329,472

Other equipment	5,572,110	3,495
Accumulated depreciation	(470,016)	(1,328)

Net other property and equipment	5,102,094	2,167

Property and equipment, net of accumulated depreciation and depletion	$20,315,444	$6,331,639

The Company's oil and gas activities are currently conducted in the United States. During the period ended September 30, 2006, the Company completed the following transactions related to its oil and gas activities:

Acquisition of Oak Hills Drilling and Operating International, Inc.
On January 23, 2006, the Company completed the acquisition of Oak Hills as described in Note 3.

NOTE 4: PROPERTY AND EQUIPMENT (continued)

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

During the third quarter, 658 net acres of the Company’s leases relating the H-9 Prospect acreage lapsed according to their terms resulting in an impairment to the carrying value of unamortized property of $315,357.  In accordance with the provisions of full cost accounting, the Company transferred this carrying value into its cost pool subject to amortization.

Joint Exploration Agreement - Comanche County, Texas
On March 3, 2006, effective January 31, 2006, the Company entered into an exploration agreement with Dylan to jointly develop approximately 5,000 acres of Barnett Shale and shallow gas targets in Comanche County, Texas (the “Comanche County Exploration Agreement”). The property will be developed on a 50/50 equal working interest basis.  The Company’s subsidiary, Oak Hills will become the operator of the project.  The Company will pay approximately $1,250,000 for its 50% working interest in the new acreage through a combination of $575,000 in cash (paid during the period) and approximately $675,000 of carried drilling costs in the first Comanche Barnett Shale test well required to be drilled on or before September 2006.  The test well commenced drilling on September 1, 2006 and the Company is currently evaluating the final costs associated with drilling in order to determine the total amounts owing. It is estimated that the total amount owing for the acreage will be $1,400,000, resulting in an amount remaining to be paid of $350,000 after deducting the original payment of $575,000 and the carried drilling costs estimated to be $475,000. The $350,000 may be paid by the Company in cash or restricted stock with piggy back registration rights at a 15% discount to the 30 day weighted average preceding the completion of the drilling of the test well.

NOTE 5: LONG TERM DEBT, SHORT TERM DEBT AND OTHER ADVANCES

During the period ended September 30, 2006, the Company had the following activity in connection with long term debt, short term debt and other advances:

Promissory note
On December 20, 2005 the Company obtained an unsecured loan by way of promissory note from a shareholder of the Company totaling $600,000. The term of the loan is for two years with interest calculated at 10% per annum. Interest is to be paid on a quarterly basis with the principal to be repaid on or before the two year loan period. As of September 30, 2006, $25,151 (December 31, 2005 - $1,973) of accrued interest remains unpaid on this loan. Subject to available funds, the Company intends to repay this loan during the next 12 months and accordingly it has been classified as a current liability.

Long term debt
As at the date of the Oak Hills acquisition, Oak Hills had outstanding notes payable to financial institutions totaling $222,423 secured by certain assets of Oak Hills with interest rates ranging from 6.25% to 11.5% and maturing through October 2010. Subsequent to the acquisition of Oak Hills, the balance of these loans have been repaid and the security has been released.

As at the date of the Oak Hills acquisition, Oak Hills had outstanding promissory notes totaling $1,295,961 which accrue interest at 9% per annum, and require no payments of interest or principal until the end of a two year term ending January 22, 2008. These promissory notes are owed to certain former shareholders of Oak Hills, being vendors in the Oak Hills acquisition described in Note 3 and are secured against the assets of Oak Hills. During the period ended September 30, 2006, the Company accrued $77,330 of interest on these loans resulting in $196,737 of accrued interest owing which has been included in accounts payable.

NOTE 5: LONG TERM DEBT, SHORT TERM DEBT AND OTHER ADVANCES (continued)

Other short term advances
During the first quarter of 2006, the Company received an advance from a shareholder of the Company of $500,000. This amount was unsecured, non-interest bearing and without specific terms of repayment. During the period, this amount was applied towards subscriptions in connection with the Company’s private placement. (Refer to Note 6).

Secured convertible notes
As at December 31, 2005, the Company had secured convertible debt principal outstanding of $4,854,314 less an unamortized discount of $1,801,901 resulting in a net carrying value of $3,052,413 of which $1,831,448 plus accrued interest of $109,333 was recorded as a current liability. During the period ended September 30, 2006, the Company paid a total of $187,130 of interest, repaid a total of $745,516 of principal, converted a total of $3,390,122 of principal and $33,625 of interest into common shares of the Company at a price of $1.00 per share under the provisions of the Convertible Note agreements. Also during the period, the Company recorded non-cash finance fees totaling $1,651,688 relating to the amortization of the discount on both converted and unconverted notes and $613,650 relating to the amortization of deferred issuance costs. As at September 30, 2006, the Company had convertible debt principal outstanding of $718,675 less an unamortized discount of $150,213 resulting in a net carrying value of $568,462 which, in addition to $10,371 of accrued interest, has been recorded as a current liability. (Refer to Note 6).

NOTE 6: STOCKHOLDERS' EQUITY

The authorized capital of the Company consists of 200,000,000 voting common shares with $0.00025 par value, and 75,000,000 non-voting preferred shares with $0.001 par value.

Common Stock Issuances -Nine months ended September 30, 2006

The Company entered into a one year consulting contract with a third party contractor, to provide financial and investor public relations and related matters in Germany. In connection with this agreement the Company issued 400,000 restricted shares of the Company’s common stock with a fair value of $300,000 and agreed to pay approximately $353,000 (EUR $293,000) over the term of the agreement. The $300,000 was initially recorded as a deferred compensation equity item of which $187,500 was expensed during the period.

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

NOTE 6: STOCKHOLDERS' EQUITY (continued)

During the period, the Company completed a private placement pursuant to which the Company issued an aggregate of 7,650,000 units ("Unit") of the Company’s securities at a subscription price of U.S. $1.00 per Unit for total gross proceeds of $7,650,000; with each Unit being comprised of one common share and one non-transferable common stock purchase warrant ("Warrant"). Each resulting Warrant entitles the subscriber to purchase an additional common share (“Warrant Share”) of the Company at a price of $1.25 per share for the period commencing upon the date of issuance of the Units by the Company and ending on the day which is the earlier of (i) 18 months from the date of issuance of the Units and (ii) 12 months from the effective date of the Company’s proposed registration statement. Both the Warrant Shares and the common shares issued pursuant to the private placement offering are to be proposed for registration under the United States Securities Act of 1933, as amended. The Company paid finders fees of 5% of the gross cash proceeds received under the private placement offering and 10% restricted common shares on the gross units issued, with such restricted shares carrying piggy back registration rights. Of the total Units sold, 7,450,000 are subject to potential damages relating to the registration requirement. Effective July 3, 2006, the Company filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the common stock purchase warrants. This registration statement was not declared effective before financial penalties were due pursuant to registration timing.  Penalties accrued and unpaid to September 30, 2006 total $85,217 and have been included in accounts payable and accrued liabilities (see derivative liability discussion below) .  The Company continues to incur 1.5% of $7,450,000 raised per month of delay until the Registration Statement is declared effective.

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

NOTE 6: STOCKHOLDERS' EQUITY (continued)

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

As at September 30, 2006, the fair value of the warrants was estimated to be $1,117,500 using the Black-Scholes option-pricing model with the following assumptions: expected warrant life of 1.17 years, risk-free interest rate of 4.71%, dividend yield of 0% and expected volatility of 72%. As at September 30, 2006, the fair value of the liquidated damages on the common stock and warrants was estimated to be $357,600. As at September 30, 2006, the combined derivative liability had a carrying value of $1,475,100, of which $85,217 is recorded in accounts payable and accrued liabilities as such amount is currently due. During the three-month period ended September 30, 2006, the Company recorded a further gain of $461,900 on the change in the carrying value of the derivative liability resulting primarily from a decline in the price of the Company’s common stock of approximately 14%.

The carrying value of the derivative liability is summarized as follows:

Derivative liability:
Fair value of warrants subject to registration damages	$4,172,000
Estimated fair value of liquidated damages on common shares and warrants	74,500

Balance as at issuance of the shares and warrants	4,246,500
Change in fair value for the period ended June 30, 2006	(2,309,500)
Change in fair value for the period ended September 30, 2006	(461,900)
Less: actual damages accrued to September 30, 2006	(85,217)

Derivative liability, September 30, 2006	$1,389,883

Allocated as follows:
Fair value of warrants subject to registration damages	$1,117,500
Estimated fair value of liquidated damages on common shares and warrants	357,600
Less: actual damages accrued to September 30, 2006	(85,217)

$1,389,883

NOTE 7: RELATED PARTY TRANSACTIONS

The Company previously entered into a one year contract with IMT on November 10, 2003, a private company that performs a wide range of management, administrative, financial, and business development services to the Company. The contract has been renewed annually. During the period, the Company incurred $90,000 in fees to IMT.

During the period ended September 30, 2006 the Company incurred (a) $135,000 to its officers for management fees, (b) $15,000 to an officer and director for expense reimbursements and (c) $40,000 in fees to a director.

NOTE 7: RELATED PARTY TRANSACTIONS (continued)

During the period, the Company incurred $65,769 in fees to the sole officer and director of Oak Hills who is also a director of the Company. In addition, Oak Hills incurred $31,500 to this director and a relative of this director for rent on the Company’s field offices in Oklahoma. This director has previously been assigned a 10% carried working interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon lease, and has also been provided the right to purchase up to an additional 5% working interest of the Company’s total interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells. As at September 30, 3006, a total of $137,161 is owed to the Company from this director and / or affiliates of this director for costs incurred in connection with certain well interests. Subsequent to September 30, 2006, the Company has received $46,922 of the amounts owing.

On January 1, 2005, the Company appointed Oak Hills as its elected operator for wells on its Wagnon Lease, and for further drilling to be conducted by the Company. During the period the Company acquired Oak Hills who continues to act as operator.

Refer to Notes 3 and 4.

NOTE 8: SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine months ended September 30,
	2006	2005
Cash paid during the period for:

Interest	$208,829	$8,750

Income taxes	$-	$-

Non-cash investing and financing:
Unpaid property additions	$4,100,000	$-

NOTE 8: SUBSEQUENT EVENTS

On October 2, 2006, the Company entered into a convertible debt set-off agreement with Dylan (the “Convertible Debt Agreement”), relating to amounts due and owing to Dylan from fractures and completion of certain coal bed methane gas wells. Pursuant to the terms and provisions of the Convertible Debt Agreement: (i) Oak Hills sold to Ada Energy Services LLC (“AES”) certain of its assets, including two Wilson 600 duplex pumps for an aggregate consideration of $120,000 as a set-off for the debt due and owing to Dylan; (ii) Oak Hills will have 120 days to pay the amount of $120,000 due and owing to Dylan to re-purchase the two Wilson pumps from AES for $120,000 plus the cost of any work done on them other than repairs made for damages caused by AES’ usage of the pumps; (iii) Oak Hills made a payment of $20,000 to Avatar Energy relating to the completion and fracture job on the Gray Well #1H-22 and the fracture job on the Dylan Well #1-23; and (iv) in the event Oak Hills does not re-purchase the Wilson pumps for $120,000 within the 120 days, the sale of the pumps will constitute full and complete settlement of the $120,000 due and owing Dylan.

Subsequent to September 30, 2006, Cude Oilfield Contractors Inc. and Cude Energy Services Inc. (collectively, the “Lienholders”), recorded mineral property liens to secure payment in connection with amounts owed to the Lienholders by the Company totaling $589,407 relating to labor, materials and services provided by the Lienholders to certain of the Company’s drilling sites located in Texas. The properties subject to the liens include the Olive Lease in Tarrant County, the Martin Cantrell Lease in Parker County and the Gilbert Lease in Palo Pinto County.

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

Two additional wholly-owned subsidiaries, Oak Hills Drilling and Operating International, Inc., a Nevada company, and Oak Hills Drilling and Operating LLC, an Oklahoma limited liability company (“Oak Hills”), were acquired in the first quarter of 2006. Oak Hills Drilling and Operating International Inc. is the private parent company to Oak Hills that provides comprehensive well drilling, completion, and maintenance services.

We have evolved into an integrated drilling and production company by acquiring our contract operator Oak Hills. This enables us to more comprehensively control our development process and more easily schedule the rate of drilling and production initiatives. We acquired Oak Hills as a 100% owned subsidiary. We now benefit from both service industry revenues and gas revenues from exploration and production while being able to drill and complete wells on our own schedule with higher quality control. As of the date of this Quarterly Report, we are considering monetizing our assets and those of Oak Hills to decrease liabilities and overhead incurred from capital expenditures and a lack of debt and equity resources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

Oak Hills is currently our designated oil and gas operator for our well interests in the Barnett Shale, Texas Project leases. Oak Hills was originally created to drill, complete, and operate wells according to our exploration and development program when we had difficulty obtaining access to drilling rig service providers during the latter half of fiscal year 2004. Effective January 1, 2005, Oak Hills became our designated operator for the drilling and completion of Company-operated well interests. On January 23, 2006, we acquired Oak Hills and Oak Hills Drilling and Operating International Inc. We believe that by having Oak Hills drill our prospects, we will decrease our drilling costs on a consolidated basis and increase our control over our oil and gas leasehold developments enabling us to evolve into a vertically integrated junior oil and gas company with the capacity to take oil and gas development initiatives from land acquisition through drilling and to completion and production.

Drilling Rig Offer

We have solicited offers from unaffiliated third parties for the purchase of certain assets of Oak Hills, including the Wilson Giant single draw works drilling rig and related equipment (the “Drilling Rig Offer”). We reserve the right to refuse any and all Drilling Rig Offers. In the event we should accept a Drilling Rig Offer, the company submitting the offer must place into an escrow account a non-refundable earnest money deposit in the amount of 2% of the offer price. We have requested an independent evaluation report regarding valuation of the Wilson Giant drilling rig in order to substantiate the consideration offered in the Drilling Rig Offers.

Joint Exploration Agreement - Arkoma Basin, Oklahoma

On March 3, 2006, effective January 31, 2006, we entered into an exploration agreement with Dylan Peyton LLC (“Dylan”) to jointly develop Lexington’s Arkoma Basin leases located in Hughes and MacIntosh Counties in the State of Oklahoma (the “Arkoma Basin Exploration Agreement”). The properties will be developed on a 50/50 equal working interest basis. An affiliate to Dylan, Avatar Energy, LLC (“Avatar Energy”), will become the operator for the project supplying at least one drilling rig to the project. We have assigned 50% of our undeveloped leasehold interests in Oklahoma in exchange for cash proceeds of $575,000 which equates to approximately 50% of our originally incurred leasing costs. Assignments to 50% of our undeveloped leasehold interests in Coal Creek, South Lamar, Middle Creek, and H-9 Prospects have been effected to Dylan. Well bores and acreage relating to previously drilled and completed wells by us do not form part of any assignments under the Arkoma Basin Exploration Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Under the exploration joint venture between us and Dylan, our operating subsidiary, Oak Hills, will be utilized for well completion and service, as well as geological and engineering work associated with the joint exploration. The joint exploration provides the ability for us to drill simultaneously on our leases in both the Arkoma Basin, Oklahoma through Avatar Energy, LLC, and the Barnett Shale in Texas through Oak Hills. As of the date of this Quarterly Report, we have ceased active drilling operations on our lease holdings pending acquisition of further capital.

Joint Exploration Agreement - Comanche County, Texas

On March 3, 2006, effective January 31, 2006, we entered into an exploration agreement with Dylan to jointly acquire and develop approximately 5,000 acres of Barnett Shale and shallow gas targets in Comanche County, Texas (the “Comanche County Exploration Agreement”). The property will be developed on a 50/50 equal working interest basis. Our subsidiary, Oak Hills, will become the operator of the project. We will pay approximately $1,250,000 for our 50% working interest in the new acreage through a combination of $575,000 in cash (already paid this year) and approximately $675,000 of carried drilling costs in the first Comanche Barnett Shale test well.

The test well commenced drilling on September 1, 2006 and the Company is currently evaluating the final costs associated with drilling in order to determine the total amounts owing. It is estimated that the total amount owing for the 50% interest in approximately 5,600 acres will be $1,400,000, resulting in an amount remaining to be paid of $350,000 after deducting the original payment of $575,000 and the carried drilling costs estimated to be $475,000. The $350,000 (final amount subject to confirmation) may be paid by the Company in cash or restricted stock with piggy back registration rights at a 15% discount to the 30 day weighted average preceding the completion of the drilling of the test well.

Convertible Debt Set-Off Agreement

On October 2, 2006, we entered into a convertible debt set-off agreement with Dylan (the “Convertible Debt Agreement”), relating to amounts due and owing to Dylan from fractures and completion of certain coal bed methane gas wells. Pursuant to the terms and provisions of the Convertible Debt Agreement: (i) Oak Hills sold to Ada Energy Services LLC (“AES”) certain of its assets, including two Wilson 600 duplex pumps for an aggregate consideration of $120,000 as a set-off for the debt due and owing to Dylan; (ii) Oak Hills will have 120 days to pay the amount of $120,000 due and owing to Dylan to re-purchase the two Wilson pumps from AES for $120,000 plus the cost of any work done on them other than repairs made for damages caused by AES’ usage of the pumps; (iii) Oak Hills made a payment of $20,000 to Avatar Energy relating to the completion and fracture job on the Gray Well #1H-22 and the fracture job on the Dylan Well #1-23; and (iv) in the event Oak Hills does not re-purchase the Wilson pumps for $120,000 within the 120 days, the sale of the pumps will constitute full and complete settlement of the $120,000 due and owing Dylan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

WELL DRILLING AND PROSPECT DEVELOPMENT

Reserve Report

As reported in a Report on Form 8-K dated February 1, 2006, as filed by us on January 6, 2006, we obtained an independent reserves and economic evaluation report regarding our holdings as of December 31, 2005 (the "January 2006 Reserves and Economic Evaluation Report"). The January 2006 Reserves and Economic Evaluation Report was prepared by Pinnacle Energy Services, LLC of Oklahoma City, Oklahoma.

After the January 2006 Reserves and Economic Evaluation Report was prepared, we entered into two the Joint Exploration Agreements with Dylan, as discussed above, whereby we obtained certain additional interests and assigned certain interests. We requested Pinnacle Energy Services, LLC (“Pinnacle”) to prepare a new independent report as of July 1, 2006 to include these and other changes. Pinnacle prepared a "Mid-Year 2006 Reserves and Economic Evaluation Report" on August 7, 2006, and finalized this report on September 23, 2006. The Mid-Year 2006 Reserves and Economic Evaluation Report provides a summary of the proven results regarding our interests in eleven proven developed producing ("PDP") wells, seven proven non-producing ("PNP") wells and ten proven undeveloped ("PUD") wells as of July 1, 2006. The Mid-Year 2006 Reserves and Economic Evaluation Report supersedes the January 2006 Reserves and Economic Evaluation Report. The Mid-Year 2006 Reserves and Economic Evaluation Report does not include well completions, leases expired or acquired, or additional related property or lease developments after July 1, 2006.

We filed the Mid-Year 2006 Reserves and Economic Evaluation Report as an exhibit to the Report on Form 8-K. Information regarding probable (non-proven) reserves was redacted from the Mid-Year 2006 Reserves and Economic Evaluation Report.

Mineral Property Liens

We have incurred approximately $589,407 to Cude Oilfield Contractors Inc. and Cude Energy Services Inc. (collectively, the “Lienholders”), in connection with labor, materials and services provided by the Lienholders to certain drilling sites located in Texas, including the Olive Lease in Tarrant County, the Martin Cantrell Lease in Parker County and the Gilbert Lease in Palo Pinto County. Therefore, the Lienholders filed and recorded mineral property liens on the subject leases to secure payment of the aggregate indebtedness.

Arkoma Basin, Oklahoma

South Lamar Prospect, Hughes County, OK - Peyton 1-25 vertical well, Dylan Peyton 1-24H horizontal coal bed methane well, Nicole 1-23H horizontal coal bed methane wells. As at the date of this Quarterly Report, we, through Dylan and Avatar Energy have undertaken drilling and development of three wells located on our South Lamar prospect. One vertical well (Peyton 1-25) and two horizontal wells (Nicole 1-23H and Dylan Peyton 1-24H) targeting a Coal Bed Methane (“CBM”) gas target are in stages of completion, and production.

As of the date of this Quarterly Report, we have completed the drilling and completion of the Peyton 1-25 well. The Peyton 1-25 encountered multiple possible gas bearing sand zones and was fracture treated and completed. The well is currently in production from one of the gas bearing zones.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

As of the date of this Quarterly Report, two further wells, the Nicole 1-23H and Dylan Peyton 1-24H horizontal coal bed methane wells have been completed on our South Lamar Prospect. Since the wells are now in production, we have assigned 10.0% of our working interest in each completed well to Douglas Humphreys, one of our directors, or his designate pursuant to a management consulting agreement between us and Mr. Humphreys.

H-9 Prospect - Hughes County, OK - Gray 1-22H horizontal coal bed methane well. Through Dylan and Avatar Energy, we began drilling and development of a further horizontal coal bed methane well located on our H-9 Prospect. We have completed the Gray 1-22H horizontal coal bed methane gas well. Since the well is now in production, we have assigned 10.0% of our working interest in each completed well to Douglas Humphreys, one of our directors, or his designate pursuant to a management consulting agreement between us and Mr. Humphreys. During the quarter, approximately 1,318 gross acres expired according to their terms. Our portion of these expired leases is approximately 659 acres.

Non-Operated Interest Hughes County, OK - Gates 1-19 and Gates 2-19 horizontal coal bed methane wells. We and our Arkoma Basin CMB exploration-drilling partner Dylan have elected to participate equally in an 11.25% working interest and 8.91% net revenue interest Gates 1-19 and Gates 2-19 horizontal CBM wells being drilled by Orion Exploration in McIntosh County, Oklahoma. Together with Dylan, we have 72 acres of the 640 acre section undergoing drilling by Orion Exploration, which if drilled and completed successfully, will hold two other possible horizontal CBM drilling sites with the same participation percentage. The acreage forms part of our 5,170 gross acre H-9 Prospect. The two Gates wells have been put into production. Since the wells are now in production, we have assigned 10.0% of our working interest in each completed well to Douglas Humphreys, one of our directors, or his designate pursuant to a management consulting agreement between us and Mr. Humphreys.

Barnett Shale, Texas

Oliver Lease, Tarrant County, TX - Oliver Unit #1H well. During the first quarter of 2006, Oak Hills completed the drilling portion of a horizontal Barnett Shale gas well named the Oliver Unit #1H. The well was subsequently fracture stimulated and completed and is producing. Oak Hills has effected well cleanout, mechanical work, and the well was prepared for final production including tank battery, metering, pipeline, gas processing, and marketing. Formation water has been determined as present and has limited the well’s production capability; further testing logs will be required to determine procedures that may enhance current production. Initial production has decreased and the well is currently shut in pending resolution of water intrusion. We have a 90% working interest and a 63% net revenue interest in this well. Since the well was put into production, we have assigned 10% of our working interest to Mr. Humphreys or his designate pursuant to a management consulting agreement between us and Mr. Humphreys.

Martin Cantrell Lease, Parker County, TX. Oak Hills has drilled a horizontal Barnett Shale gas well on our Martin Cantrell lease (the “Martin #1H”), in which we own a 100% working interest and 72.5% net revenue interest. We have obtained seismic data from a Devon Energy related company that was required to identify possible faulting in the area of the lease to minimize drilling risk and for engineering of the new horizontal well bore. We have completed drilling and fracture stimulation, and initiated production, including tank battery, metering, pipeline, gas processing and marketing. As of the date of this Quarterly Report, we have contracted with a compression company to install a compressor so that gas may flow more freely. The well is currently in production. We have a 90% working interest and a 63% net revenue interest in this well. Since the well was put into production, we have assigned 10% of our working interest to Mr. Humphreys or his designate pursuant to a management consulting agreement between us and Mr. Humphreys.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Gilbert Lease Development, Palo Pinto County, TX. We completed a 3D seismic program on the 1,211 contiguous acre Gilbert lease located in Palo Pinto County, Texas with TimeSlice Technology Inc. of Texas. After analysis, engineering, and planning, Oak Hills has drilled a horizontal Barnett Shale gas well on our Gilbert Lease and has conducted fracture stimulation (the “Gilbert #1H”). The Gilbert #1H well was prepared for production including tank battery, metering, pipeline, gas processing and marketing.

As of the date of this Quarterly Report, we have completed the Gilbert #1H well and tied it into a small diameter pipeline with significant back pressure. Initial flow rates have declined with increasing water infiltration. The Gilbert #1H well is shut in pending resolution of water infiltration and still requires compression equipment to stabilize production. The well is currently shut in.

We have a 90% working interest and a 63% net revenue interest in this well. Since the well was put into production initially, we have assigned 10% of our working interest to Mr. Humphreys or his designate pursuant to a management consulting agreement between us and Mr. Humphreys.

In addition, while drilling the Gilbert #1H well, a new zone was encountered in what appears to be a Marbe Falls formation previously identified with seismic information that lies above the Barnett shale. Readings of 5,800 units of gas during drilling indicates that this interval will be analyzed, followed by a decision to either twin the well or attempt to commingle production with the Gilbert #1H well bore in order to produce from the Marble Falls zone as well.

Non-Operated Interest, Parker County, TX: Paradise Park #1H well. Oak Hills acted as drilling contractor to Ray Richey Management Company, Inc. for the drilling of the horizontal Barnett Shale gas well named Paradise Park #1H. As a result, we were able to obtain a 10% working interest in the well and drilling contract service income at the rate of $14,500 per day, in addition to mobilization and demobilization fees. The well has been drilled and completed.

We have a 9% working interest and a 6.3% net revenue interest in this well. Since the well was put into production initially, we have assigned 10% of our working interest to Mr. Humphreys or his designate pursuant to a management consulting agreement between us and Mr. Humphreys.

Working Interest Lease, Comanche County, TX: Petta #1 well. As of the date of this Quarterly Report, together with our joint exploration partner, Dylan, Oak Hills has completed drilling the Petta #1H horizontal Barnett Shale well on approximately 2,835 net mineral acres under acquisition in Comanche County, Texas. The well will not be frac’ed or completed until pipeline access and gas marketing arrangements can be obtained. An offsetting operator in the area is in the process of attempting completion on offsetting Barnett Shale wells and the building of 8-10 miles of gas pipeline. We have a 45-50% net revenue interest in approximately 5,670 gross acres of near contiguous leases. Oak Hills has been designated as the operator for the joint exploration development of the new acreage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

The Petta #1H well tests the Barnett Shale zone and provides data on other zones thought to be in the area of development. The Comanche County joint exploration is in addition to and separate from our 90-100% working interest in the 2,637 mineral acres of Barnett Shale lease acreage in Tarrant, Parker, Hood, Palo Pinto and Jack counties in the State of Texas. We believe the Comanche County acreage is a step out from the evolving Barnett Shale fairway, but the 45-50% working interest diversifies risk while obtaining a larger near contiguous land package with both shallow and deep exploration rights. We plan future seismic work to more clearly identify the Barnett Shall gas target and geology relating to other potential prospects on the new acreage.

Third Party Contract Drilling. During the third quarter, Oak Hills has contracted its rig as a third party drilling contractor for the development of a salt water disposal well to obtain services related income pending further Company lease preparation and funding.

As of the date of this Quarterly Report, drilling of the disposal well has been completed and Oak Hills has received payment for associated fees with the exception of approximately $70,000. Oak Hills has filed a mineral property lien on the well bore against Majestic Consulting LC to secure payment of the indebtedness.

RESULTS OF OPERATIONS

Nine-Month Period Ended September 30, 2006 Compared to Nine-Month Period Ended September 30, 2005

Our net loss for the nine-month period ended September 30, 2006 was approximately ($3,875,439) compared to a net loss of ($6,469,152) during the nine-month period ended September 30, 2005 (a decrease of $2,593,713).

During the nine-month period ended September 30, 2006, we generated $1,938,292 in gross revenue compared to $530,721 in gross revenue generated during the nine-month period ended September 30, 2005 (an increase of $1,407,571 or 265.2%), resulting primarily from drilling service revenue in the amount of $1,527,419 from Oak Hills providing third party drilling services and, to a smaller degree, the sale of gas in the amount of $410,873 produced from our well interests.

During the nine-month period ended September 30, 2006, we incurred operating expenses in the aggregate amount of $5,447,478 compared to $3,625,875 incurred during the nine-month period ended September 30, 2005 (an increase of $1,821,603 or 50.2%). The operating expenses incurred during the nine-month period ended September 30, 2006 consisted of: (i) operating costs and taxes of $294,901 (2005: $180,073); (ii) rig, well and pulling unit expense of $555,537 (2005: $-0-); (iii) salaries, wages and related costs of $715,493 (2005: $-0-); (iv) depreciation, depletion and amortization expenses of $623,693 (2005: $244,641); (v) general and administrative expenses of $1,103,279 (2005: $684,925); (vi) investor relations and promotion expenses of $2,154,575 (2005: $602,245); and (vii) consulting stock-based compensation relating to the fair value of stock options granted to consultants of $-0- (2005: $1,913,991). The increase in operating expenses incurred during the nine-month period ended September 30, 2006 compared to the nine-month period ended September 30, 2005 resulted primarily from the increase in investor relations and promotion relating to investor awareness programs. The increase in operating expenses also resulted from the acquisition of Oak Hills and related business operations and infrastructure including: (i) rig, well and pulling unit expense; and (ii) salaries, wages and related expenses and (iii)depreciation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Of the $5,447,478 incurred as operating expenses during the nine-month period ended September 30, 2006, an aggregate of $90,000 was incurred in fees payable to International Market Trend (“IMT”) for amounts due and owing for operational, administrative and consulting services rendered during the nine-month period ended September 30, 2006. On November 10, 2003, we entered into a consulting agreement with IMT (the “Consulting Agreement”), whereby IMT performs a wide range of management, administrative, financial, and business development services for us. On August 19, 2005, we granted to IMT an aggregate of 1,150,000 stock options exercisable at $1.25 per share for a period of five years and on March 1, 2006, the stock options were re-assigned from IMT to two consultants of IMT under identical terms and conditions of the original grant in connection with business development services rendered to us.

Of the $5,447,478 incurred as operating expenses during the nine-month period ended September 30, 2006: (i) an aggregate of $135,000 was incurred to our officers for management fees; (ii) $15,000 was incurred to an officer/director for expense reimbursement; and (iii) $40,000 was incurred in fees to a director. Furthermore, $65,769 was incurred as additional compensation expense to one of our directors, Mr. Humphreys, who is also the sole officer and director of Oak Hills, during the nine-month period ended September 30, 2006. In addition, Oak Hills incurred $31,500 to Mr. Humphreys for rent on our field offices in Oklahoma. As at September 30, 2006, a total of $137,161 is owed to us from Mr. Humphreys and/or affiliates of Mr. Humphreys for costs incurred in connection with certain well interests. Subsequent to September 30, 2006, we have received $46,922 of this amount due and owing.

  Our net loss from operations during the nine-month period ended September 30, 2006 also includes $3,137,653 related to interest and finance fees and a gain of $2,771,400 related to the decrease in the fair value of derivative liability, resulting in a net loss of $3,875,439. Included in interest and finance fees are non-cash amounts totaling $2,880,638 relating to the amortization of a convertible debt discount, deferred finance costs, and the fair value resulting from the repricing of certain warrants. As discussed above, the decrease in net loss during the nine-month period ended September 30, 2006 compared to the nine-month period ended September 30, 2005 is attributable primarily to the increase in investor relations and promotion expenses, the depreciation, depletion and amortization expenses, rig, well and pulling unit expenses, salaries, wages and related expenses and the derivative liability gain. Our net loss during the nine-month period ended September 30, 2006 was ($3,875,439) or ($0.12) per share compared to a net loss of ($6,469,152) or ($0.37) during the nine-month period ended September 30, 2005. The weighted average number of shares outstanding was 32,285,314 for the nine-month period ended September 30, 2006 compared to 17,375,441 for the nine-month period ended September 30, 2005.

Volumes of gas sold this year were approximately 101,225 mcf up from approximately 83,790 mcf last year. Prices for natural gas sales averaged $4.06 (net of marketing and transportation costs) per mcf, down from $6.33 per mcf last year. Increases in volume was due to new wells coming into production; however, increases in volume were moderated by the decline in production from older wells. Increased production was offset by the decline in gas prices resulting in a decrease of approximately 22% in overall revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Three-Month Period Ended September 30, 2006 Compared to Three-Month Period Ended September 30, 2005

Our net loss for the three-month period ended September 30, 2006 was approximately ($27,854) compared to a net loss of ($4,645,900) during the three-month period ended September 30, 2005 (a decrease of $4,618,046).

During the three-month period ended September 30, 2006, we generated $991,672 in gross revenue compared to $137,458 in gross revenue generated during the three-month period ended September 30, 2005 (an increase of $854,214 or 621.4%), resulting primarily from drilling and well services revenue in the amount of $838,309 from Oak Hills providing third party drilling and well services and, to a smaller degree, the sale of gas in the amount of $153,363 produced from Company well interests.

During the three-month period ended September 30, 2006, we incurred operating expenses in the aggregate amount of $1,333,909 compared to $1,418,110 incurred during the three-month period ended September 30, 2005 (a decrease of $84,201 or 5.9%). The operating expenses incurred during the three-month period ended September 30, 2006 consisted of: (i) operating costs and taxes of $176,619 (2005: $58,612); (ii) rig, well and pulling unit expense of $92,647 (2005: $-0-); (iii) salaries, wages and related costs of $238,550 (2005: $-0-); (iv) depreciation, depletion and amortization expenses of $238,543 (2005: $104,761); (v) general and administrative expenses of $363,950 (2005: $115,974); (vi) investor relations and promotion expenses of $223,600 (2005: $525); and (vii) consulting - stock based $-0- (2005: $1,138,238). The decrease in operating expenses incurred during the three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2005 resulted primarily from the decrease in consulting - stock based compensation relating to the valuation of stock options granted to our officers/directors and consultants during the three-month period ended September 30, 2005.

Our net loss from operations during the three-month period ended September 30, 2006 also included $147,517 related to interest and finance fees and a gain of $461,900 related to the decrease in the fair value of derivative liability, resulting in a net loss of $27,854. As discussed above, the decrease in net loss during the three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2005 is attributable primarily to the decrease in consulting - stock based compensation relating to the valuation of stock options granted to our officers/directors and consultants, the decrease in amounts recorded for interest and finance fees and the increase in gain on derivative liabilities. Our net loss during the three-month period ended September 30, 2006 was ($27,854) or ($0.00) per share compared to a net loss of ($4,645,900) or ($0.26) during the three-month period ended September 30, 2005. The weighted average number of shares outstanding was 38,766,270 for the three-month period ended September 30, 2006 compared to 17,557,753 for the three-month period ended September 30, 2005.

Prices for natural gas average $4.95 per mcf (net of marketing and transportation costs) for the quarter versus $5.40 per mcf for last year. Volume of gas sold for the quarter was approximately 30,949 mcf up from approximately 25,431 mcf last year. Increased volume was due to new wells coming into production; however, increases were moderated by the decline in production from older wells.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Nine-Month Period Ended September 30, 2006

  As of September 30, 2006, our current assets were $1,842,695 and our current liabilities were $7,111,188, which resulted in a working capital deficit of $5,268,493. As of September 30, 2006, our total assets were $22,158,139 consisting of: (i) $113,408 in cash and cash equivalents; (ii) $1,524,458 in accounts receivable; (iii) $145,177 due from related parties; (iv) $3,777 in prepaid expenses and other; (v) $55,875 in deferred charges; (vi) $6,413,428 carrying value of proved oil and gas properties (net of accumulated depletion); (vii) $8,799,922 carrying value of unproved oil and gas properties; and (viii) $5,102,094 in other equipment (net of accumulated depreciation). The increase in total assets during the nine-month period ended September 30, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in carrying value of proved and unproved oil and gas properties and the increase in other equipment resulting primarily from the acquisition of Oak Hills.

As of September 30, 2006, our total liabilities were $9,797,032 consisting of: (i) $5,907,204 in accounts payable and accrued liabilities; (ii) $1,295,961 in long term debt; (iii) $625,151 in promissory note and other short term advances; and (iv) $578,833 in convertible notes and related accrued interest; and (v) $1,389,883 of derivative liabilities related to the Company’s private placement financing completed during the period (refer to the notes to the Company’s September 30, 2006 interim consolidated financial statements). The increase in total liabilities during the nine-month period ended September 30, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in accounts payable and accrued liabilities and in long term debt resulting primarily from the acquisition of Oak Hills, and the derivative liability resulting from the Company’s private placement financing completed during the period.

  Stockholders' equity increased from $3,006,058 as of December 31, 2005 to $12,361,107 as of September 30, 2006.

For the nine-month period ended September 30, 2006, net cash flows used in operating activities was ($3,576,012) compared to net cash flows used in operating activities for the nine-month period ended September 30, 2005 of ($1,047,012). Net cash flows used in operating activities for the nine-month period ended September 30, 2006 consisted primarily of a net loss of ($3,875,439) adjusted by $2,880,638 relating to non-cash interest and finance fee expenses and $2,771,400 relating to a non-cash gain on derivative liabilities.

Net cash flow used in investing activities was ($5,159,218) for the nine-month period ended September 30, 2006 compared to net cash flows used in investing activities for the nine-month period ended September 30, 2005 of ($2,245,408). Net cash flow used in investing activities during the nine-month period ended September 30, 2006 was primarily a result of acquisition and exploration costs related to our oil and gas properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Net cash flows from financing activities was $8,328,306 for the nine-month period ended September 30, 2006 compared to net cash flows from financing activities for the nine-month period ended September 30, 2005 of $3,977,665. Net cash flows from financing activities for the nine-month period ended September 30, 2006 pertained primarily to $9,426,250 received as proceeds from the sale of our common stock.

We expect that working capital requirements will continue to be funded through a combination of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

During the second quarter, we completed a private placement pursuant to which we issued an aggregate of 7,650,000 units ("Unit") of the Company’s securities at a subscription price of U.S. $1.00 per Unit for total gross proceeds of $7,650,000; with each Unit being comprised of one common share and one non-transferable common stock purchase warrant ("Warrant"). Each resulting Warrant entitles the subscriber to purchase an additional share of our common stock (“Warrant Share”) at a price of $1.25 per share for the period commencing upon the date of issuance of the Units and ending on the day which is the earlier of (i) 18 months from the date of issuance of the Units and (ii) 12 months from the effective date of our proposed registration statement. Both the Warrant Shares and the common shares issued pursuant to the private placement offering are to be proposed for registration under the United States Securities Act of 1933, as amended. We paid finders fees of 5% of the gross cash proceeds received under the private placement offering and 10% restricted common shares on the gross units issued, with such restricted shares carrying piggy back registration rights.

Effective July 3, 2006, we filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the Warrants. The Registration Statement was not declared effective before financial penalties were due pursuant to registration timing. Penalties accrued and unpaid to September 30, 2006 total $85,217. As of the date of this Quarterly Report, we continue to incur 1.5% of $7,450,000 raised per month of delay until the Registration Statement is declared effective by the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

MATERIAL COMMITMENTS

Secured Convertible Notes

During 2006, a material commitment for us relates to the repayment of secured convertible debenture holders of the outstanding amounts of principal and interest accruing at 8% per annum. The secured convertible debt principal outstanding was $4,845,314 plus accrued interest of $109,333 as at December 31, 2005. During the nine-month period ended September 30, 2006, we paid a total of $187,130 in interest, repaid an aggregate of $745,516 of principal, converted a total of $3,390,122 of principal and $33,625 of interest into shares of our common stock at a price of $1.00 per share under the terms of the convertible note agreements. As at September 30, 2006, we had convertible debt principal outstanding of $718,675 and $10,371 of accrued interest. See “Part II. Item 2. Recent Sales of Unregistered Securities.

As at September 30, 2006, the remaining amounts of principal and interest due and owing under the convertible note agreements totaling $729,046 is payable in eleven monthly principal and interest payments in either cash or shares of our common stock at the rate of $1.00 per share (the “Fixed Conversion Price”) beginning on or about December 17, 2005 if our share price is trading above $1.00 per share at the date of payment. Commencing on the fourth month anniversary of the closing date of the issue of the Convertible Notes (September 16, 2005 and October 11, 2005), and on the first day or each month thereafter, the Convertible Notes must be repaid in cash in amount equal to 5% of the principal amount of the Notes together with all accrued interest due and payable up to the repayment date. If our shares are trading at less than $1.00 per share at the date of repayment, then we may repay outstanding monthly principal and interest in either cash or shares in our capital at a different rate than the Fixed Conversion Price. If the volume weighted average share price (the "VWAP") of the five trading days prior to a monthly payment date is less than the Fixed Conversion Price, then we may pay the monthly amount in cash or registered shares of our common stock at 75% of the VWAP for the five trading days prior to the monthly payment date. As of the date of this Quarterly Report, required monthly payments of principle and interest are approximately $78,131 monthly. The holders of the Convertible Notes have a secured first interest in the assets of Lexington Oil and Gas Ltd. Co.

Promissory Note

During 2006, a material commitment for us relates to an unsecured promissory note from one of our shareholders aggregating $600,000 (the “Promissory Note”). The provisions of the Promissory Note are:(i) two-year term with interest at the rate of 10% per annum; and (ii) interest to be paid on a quarterly basis with the principal to be repaid on or before the due date of the Promissory Note. As at September 30, 2006, there is $25,151 of accrued and unpaid interest on this loan. We intend to repay this loan during the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Oak Hills Debt

During 2006, a material commitment for us on behalf of Oak Hills relates to outstanding promissory notes totaling $1,295,261, which accrues interest at 9% per annum, and require no payments of interest or principal until the end of a two-year term ending January 22, 2008. The promissory notes are owed to certain former shareholders of Oak Hills and are secured against the assets of Oak Hills. During the nine-month period ended September 30, 2006, we accrued $77,330 of interest on these loans resulting in $196,737 in accumulated accrued interest due and owing.

Capital Expenditure Related Accounts Payable

To the date of this Quarterly Report, Oak Hills has incurred capital expenditures relating to the drilling and completion of various wells and for the development of our various lease interests in Okalahoma and Texas. As a consequence of well performance, gas price volatility, and the lack of availability of debt and equity sources on commercially acceptable terms to us, our trade payables have increased to $5,907,204 as at September 30, 2006. We will continue to review available sources of debt and equity to satisfy these debts, and will also review the monetization of various of our assets as an alternative source of capital.

Lease Acquisition Expenditures - Comanche County, Texas

On March 3, 2006, effective January 31, 2006, we entered into an exploration agreement with Dylan to jointly acquire and develop approximately 5,000 acres of Barnett Shale and shallow gas targets in Comanche County, Texas (the “Comanche County Exploration Agreement”). We will pay approximately $1,250,000 for our 50% working interest in the new acreage through a combination of $575,000 in cash (already paid this year) and approximately $675,000 of carried drilling costs in the first Comanche Barnett Shale test well.

The test well commenced drilling on September 1, 2006 and the Company is currently evaluating the final costs associated with drilling in order to determine the total amounts owing. It is estimated that the total amount owing for the 50% interest in approximately 5,600 acres will be $1,400,000, resulting in an amount remaining to be paid of $350,000 after deducting the original payment of $575,000 and the carried drilling costs estimated to be $475,000. The $350,000 (final amount subject to confirmation) may be paid by the Company in cash or restricted stock with piggy back registration rights at a 15% discount to the 30 day weighted average preceding the completion of the drilling of the test well.

Registration Statement Penalties

Effective July 3, 2006, we filed a Form SB-2 registration statement under the Securities Act to register 8,415,000 shares of common stock issued and the 7,650,000 shares of common stock underlying the Warrants. The Registration Statement was not declared effective before financial penalties were due pursuant to registration timing. Penalties accrued and unpaid to September 30, 2006 total $85,217. As of the date of this Quarterly Report, we continue to incur 1.5% of $7,450,000 raised per month of delay until the Registration Statement is declared effective by the Securities and Exchange Commission.

ITEM III. CONTROLS AND PROCEDURES

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Grant Atkins, our Chief Executive Officer, and Mr. Vaughn Barbon, our Principal Financial Officer, of the effectiveness of the design and operation, our Chief Financial Officer of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our nine-month quarterly period ended September 30, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties other than that described as unsecured creditor debt (see “Mineral Property Liens” - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION). As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

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

Effective July 3, 2006, we filed a Form SB-2 registration statement under the Securities Act to register 8,415,000 shares of common stock issued and the 7,650,000 shares of common stock underlying the Warrants. The Registration Statement was not declared effective before financial penalties were due pursuant to registration timing. Penalties accrued and unpaid to September 30, 2006 total $85,217. As of the date of this Quarterly Report, we continue to incur 1.5% of $7,450,000 raised per month of delay until the Registration Statement is declared effective by the Securities and Exchange Commission.

CONVERSION OF NOTES

During the nine-month period ended September 30, 2006, we issued an aggregate of 3,423,747 shares of our common stock in connection with the conversion of the Convertible Notes. An aggregate of $3,390,122 in principal and $33,625 in interest in the Convertible Notes was converted into 3,423,747 shares of our common stock at a conversion price of $1.00 per share. We issued the shares of common stock in reliance upon Section 4(2) of the Securities Act.

EXERCISE OF SERIES B WARRANTS

During the nine-month period ended September 30, 2006, we have issued an aggregate of 250,000 shares of our common stock in connection with the exercise of Series B Warrants at $1.00 per Series B Warrant for aggregate proceeds of $250,000. The Series B Warrants were originally issued as part of a secured convertible note unit offering and the shares of common stock underlying the warrants were registered under the Securities Act pursuant to a registration statement on Form SB-2.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - continued

STOCK OPTIONS

During the nine-month period ended September 30, 2006, we issued an aggregate of 1,650,000 shares of our common stock pursuant to the exercise of a total of 1,650,000 Stock Options, of which 500,000 were exercised at $1.00 per share and 1,150,000 at $1.25 per share, for aggregate proceeds of $1,937,500. The shares of common stock were subject to S-8 registration statements.

OAK HILLS SHARE EXCHANGE AGREEMENT

On January 23, 2006, we issued an aggregate of 6,000,000 shares of our restricted common stock to the shareholders of Oak Hills International, Inc. at a price of approximately $0.637645 per share in accordance with the terms and provisions of the Oak Hills Share Exchange Agreement. The per share consideration was calculated by reference to the of the assets of Oak Hills obtained from the independent third party valuation, and management’s further calculation of net tangible value inclusive of all other balance sheet assets, current, and long-term liabilities of the acquired companies resulting in the shares issued as consideration, with such shares issued at a 6.3% discount to the trading value of our stock as at December 22-23, 2005, the transaction valuation date. The shares were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Securities Act. In addition, we also negotiated favorable terms on long term debt that formed part of the acquisition deferring payment of interest and principle for a period of two years. Oak Hills has outstanding promissory notes totaling $1,295,261, which accrue interest at 9% per annum and require no payments of interest or principal until the end of a two year term ending January 22, 2008.

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

ITEM 5. OTHER INFORMATION - continued

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

LEXINGTON RESOURCES, INC.

Date: November 10, 2006	By:	/s/ Grant Atkins
Grant Atkins
Title President and Chief Executive Officer

Date: November 10, 2006	By:	/s/ Vaughn Barbon
Vaughn Barbon
Title Chief Financial Officer