Form 10KSB
period 2006-12-31
LEXINGTON RESOURCES INC
filed 2007-05-18
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

Mark One
[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 0-25455

Lexington Resources, Inc.
(Name of small business issuer in its charter)

Nevada	88-0365453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7473 West Lake Mead Road, Las Vegas, Nevada 89128 (Address of principal executive offices)

(702) 382-5139 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.000025 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ] No[  ]

Indicate by checkmark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year (ended December 31, 2006): $2,336,941

State the aggregate market value of the voting and non-voting common equity held by non-affiliate shareholders by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: May 1, 2007: US $ 3,204,402.63

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.
  N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of May 1, 2007
Common Stock, $0.00025 par value	38,766,270

Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 “Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

LEXINGTON RESOURCES, INC.

FORM 10-KSB

FORM 10-KSB

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

Available Information

Lexington Resources, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Lexington Resources, Inc. was incorporated under the laws of the State of Nevada in 1996 under the name "All Wrapped Up, Inc." During 1997, we changed our name to Intergold Corporation and were engaged in the business of exploration of gold and precious metals in the United States. On November 19, 2003, Intergold Corporation, Lexington Oil & Gas Ltd. Co. LLC, an Oklahoma limited liability company ("Lexington"), and the shareholders of Lexington (the "Lexington Shareholders"), entered into a share exchange agreement (the "Share Exchange Agreement"). In accordance with the terms of the Share Exchange Agreement: (i) Lexington became our wholly-owned subsidiary; (ii) we changed our name to "Lexington Resources, Inc." and our trading symbol to "LXRS"; and (iii) our sole business operations commenced as a natural resource exploration company engaging in the acquisition and development of oil and natural gas properties in the United States. On November 20, 2003, we filed an amendment to our articles of incorporation changing our name to "Lexington Resources, Inc."

This acquisition has been accounted for as a reverse acquisition with Lexington being treated as the accounting parent and Lexington Resources, Inc., the legal parent, being treated as the accounting subsidiary. Accordingly, our consolidated results of operations include those of Lexington for the period from its inception on September 29, 2003 and those of Lexington Resources, Inc. since the date of the reverse acquisition. Please note that throughout this report, and unless otherwise noted, the words “we,” “our,” “us,” or the “Company” refer to Lexington Resources, Inc.

CURRENT BUSINESS OPERATIONS

General

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States. As of December 31, 2006, we had an aggregate of approximately 5,358 gross developed acres, 3,351 net unldeveloped acres and 4,798 gross undeveloped acres, 2,524 net developed acres pursuant to leases and/or concessions.

Our material mineral properties, which are discussed more fully below in - “Oil and Gas Properties”, are as follows as at December 31, 2006. In all developed acreage, Paluca Petroleum, Inc. receives a 10% carried interest of our working interest pursuant to a management agreement with one of our directors.

•
Wagnon Lease in Pittsburg County, Oklahoma. We have a 53.95% working interest and a 40.4625% net revenue interest in 590.2 gross acres. As of the date of this Annual Report, the Kellster 1-2, Kyndal 2-2, Bryce 3-2 and Caleigh 4-2 wells are all in production.

•
Coal Creek Prospect in Hughes and Pittsburg Counties, Oklahoma. We have a 47.5% working interest and a minimum 37.525% net revenue interest in 1,024 net mineral acres as of December 31, 2006. The Lex 1-34 and Brumbaugh 1-10 wells are in production, in which we have a 43.5% working interest and 34.4% NRI and 18.88% working interest and 14.92% NRI, respectively. The Ellis 1-15 well, in which we have a 44% working interest, is not completed. Paluca Petroleum, Inc. receives a 10% carried interest of our working interest pursuant to a farm-out agreement.

•
Panther Creek Prospect in Hughes County, Oklahoma. The Poe 1-29 well is a non-operated producing interest of Lexington, in which our 165 net mineral acres equates to a 25.78% working interest and 20.95% net revenue interest.

•
South Lamar Prospect in Hughes County, Oklahoma. We have a 45% working interest in 955 net mineral acres. The Peyton 1-25 (35.99% NRI) and the Nicole 1-23 (34.23% NRI) are completed and are both flowing gas, and the Dylan Peyton 1-24H (36.21% NRI) is in the completion stage.

•
H-9 Prospect in Hughes County, Oklahoma. We have a 50% leasehold interest and a 39.625% net revenue interest in 712 net mineral acres. The Gates 1-19 and 2-19, which were drilled by Orion Exploration, are completed and in production. We participate 50/50 with Dylan Peyton LLC in an 11.33% working interest and a 8.98% net revenue interest in those wells. The Gray 1-22 has been drilled with Dylan Peyton LLC and we have a 41.16% working interest and 32.62% net revenue interest. As of the date of this Annual Report, the well is flowing but requires fracturing.

•
Middle Creek Prospect in Hughes County, Oklahoma. There are two minimal producing gas wells, the Betsey 1-23 and the Fix 1-14, that existed at the time of purchase in which we have a 45% working interest and a 31.5% net revenue interest in 320 net mineral acres. As of the date of this Annual Report, there has been no new development on the property.

•
Barnett Pathway Prospect - Undeveloped acreage. In Jack County, Texas, we have a 100% working interest and 70% net revenue interest in 1,115 net mineral acres. The interest in Jack County is in the Barnett Shale and includes deep rights. In Hood County, Texas, we have an additional 459 acres in which we have a 100% working interest and a 72.5% net revenue interest. On February 26, 2007, the Company sold its interest in its Hood County, Texas leases to Initial Energy Services, LLC of Texas

•
Barnett Pathway Prospect - Developed acreage. The Martin 1H well in Parker County, Texas, has completed the drilling phase and fracturing and is now in production. We have a 90% working interest and a 63% net revenue interest in this well. In Palo Pinto County, Texas, we have a 90% working interest and 63% net revenue interest in 1,211 net mineral acres. There are no depth limitations in our interest in Palo Pinto County. The Gilbert #1H has been drilled in Palo Pinto County and is shut in pending resolution of water infiltration and the setup of compressor equipment to aid gas flows into a small diameter higher pressure pipeline. A Marble Falls zone above the Barnett Shale target represents an alternative or commingled production opportunity for the Gilbert #1H. We also have a non-operating 9% working interest and a 6.3% net revenue interest in the Paradise Park 1H well which was acquired through our drilling contract work. As of the date of this Annual Report, the well has been fractured, stimulated and fitted with production equipment and compressor and is in production. Total developed gross acreage is 1,152 net mineral acres.

•
Geneva Prospect in Tarrant County, Texas. We have a 90% working interest and a 63% net revenue interest in 312 acres. As of the date of this Annual Report, the Oliver Unit 1H well is shut in pending resolution of water infiltration.

•
Comanche County Prospect in Comanche County, Texas. On March 3, 2006, effective January 31, 2006, the Company entered into an exploration agreement with Dylan-Peyton, LLC to jointly develop approximately 5,670 acres of Barnett Shale and shallow gas targets in Comanche County, Texas (the “Comanche County Exploration Agreement”). The property will be developed on a 50/50 equal working interest basis.  The Company’s subsidiary, Oak Hills will become the operator of the project.  The Company will pay approximately $1,225,500 for its 50% working interest in the new acreage through a combination of $575,000 in cash (paid during the period) and approximately $650,500 of carried drilling costs in the first Comanche Barnett Shale test well required to be drilled on or before September 1, 2006.  The test well commenced drilling on September 1, 2006 and the Company is currently evaluating the final costs associated with drilling in order to determine the total amounts owing. The Company is currently in negotiations and reconciliation of expenditures relating to the Joint Exploration Agreement in Comanche County, Texas.

Acquisition of Oak Hills Drilling and Operating International, Inc

On September 23, 2005, we entered into an agreement in principle (the "Agreement") to acquire 100% of the total issued and outstanding shares of Oak Hills Drilling and Operating International Inc. (“Oak Hills”). The Agreement was subject to certain conditions precedent including but not limited to: (i) the prior receipt by us of a valuation acceptable to the independent members of our Board of Directors that determined the underlying value of the assets of Oak Hills; (ii) the prior audit of Oak Hills; and (iii) mutual due diligence. During December 2005, we obtained an independent third party valuation by James B. Matthews of the underlying assets of Oak Hills.

On January 23, 2006, we entered into a definitive share exchange agreement (the "Oak Hills Share Exchange Agreement") with Oak Hills. Oak Hills Drilling and Operating LLC, the wholly-owned subsidiary of Oak Hills (“Oak Hills Drilling & Operating”), and each of the shareholders of Oak Hills (the "Oak Hills Shareholders"), pursuant to which the Oak Hills Shareholders agreed to sell to us the total issued and outstanding shares of Oak Hills and by virtue of the same its wholly owned subsidiary, Oak Hills, in consideration of the issuance by us to the Oak Hills Shareholders of an aggregate of 6,000,000 shares of our restricted common stock at a price of approximately $0.64 per share. See " - Material Agreements", “Item 5. Market for Common Equity and Related Stockholder Matters” and “Item 12. Certain Relationships and Related Transactions and Director Compensation.”

Oak Hills is our designated oil and gas operator for our well and property interests located in the Barnett Shale, and Texas Project leases. Oak Hills is a full service well drilling, operating and completion company and until recently owned a 10,000 foot operating depth Wilson Giant triple mechanical drilling rig outfitted with both triplex and duplex mud pumps. Oak Hills has a well workover rig, trucks, dozer, backhoe, trailers and well and pipeline completion equipment. Oak Hills operates wells for private clients in addition to us on a contractual basis. Oak Hills employs approximately five to ten people. Fiscal year 2005 was Oak Hills' first year of substantial operations since acquiring the Wilson Giant drilling rig in late 2004. Oak Hills spent the latter quarter of 2004 and the first quarter of 2005 rebuilding and updating its Wilson Giant drilling rig. Oak Hills operated the drilling rig from April 2005 until its sale in January 2007, drilling horizontal Barnett Shale wells in the Dallas/Ft. Worth Basin as a third party contractor, for our Oliver, Martin, and Gilbert well interests, and most recently, for us on our Comanche County Lease in Comanche County, Texas under joint exploration with Dylan Peyton, LLC.

Dylan Peyton Exploration Agreements

Arkoma Basin Exploration Agreement

Lexington Oil & Gas entered into an exploration agreement and operating agreement dated effective January 31, 2006 (the "Arkoma Basin Exploration Agreement"), with Dylan Peyton. Pursuant to the terms and provisions of the Arkoma Basin Exploration Agreement: (i) we agreed with Dylan Peyton to conduct joint exploration and development operations, including the drilling of exploratory or development wells for the discovery of and for the production of oil and/or gas on certain of our leasehold interests located in the Arkoma Basin in McIntosh and Hughes Counties, Oklahoma; (ii) Avatar Energy LLC, an affiliate of Dylan Peyton, became the operator of the initial test well and any test well drilled under the terms of the Arkoma Basin Exploration Agreement; (iii) Lexington Oil and Gas assigned to Dylan Peyton an undivided 50% interest in all the leaseholds in Coal Creek, South Lamar, Middlecreek, and H-9 Prospects; and (iv) Dylan Peyton paid to Lexington Oil and Gas $575,000 in consideration of the assignments.

Comanche County Barnett Shale Exploration Agreement

Lexington Oil & Gas entered into an exploration agreement and operating agreement dated effective January 31, 2006 (the "Comanche County Barnett Shale Exploration Agreement"), with Dylan Peyton. Pursuant to the terms and provisions of the Comanche County Barnett Shale Exploration Agreement: (i) we agreed with Dylan Peyton to conduct joint exploration and development operations, including the drilling of exploratory or development wells for the discovery of and for the production of oil and/or gas on certain leasehold interests owned by Dylan Peyton located in the Barnett Shale and shallow gas targets in Comanche County, Texas; (ii) Oak Hills shall be the operator of the project; and (iii) Lexington Oil & Gas will pay to Dylan Peyton approximately $1,225,500 for a 50% working interest in approximately 5,670 acres of new acreage located in Comanche County, Texas through a combination of $575,000 in cash and approximately $650,500 of carried drilling costs in the first test well. In September of 2006, we began drilling the Petta 1 horizontal Barnett Shale well in Comanche, County, Texas. The well will be analyzed with a view towards possible completion once pipeline infrastructure in the area is further developed. Our other Barnett shale acreage in the Barnett Pathway Prospect or the Geneva Prospect does not form part of Comanche County Barnett Shale Exploration Agreement.

On October 2, 2006, we entered into a convertible debt set-off agreement (the “Convertible Debt Agreement”) with Dylan Peyton LLC, a Texas limited liability company (“Dylan Peyton"), relating to amounts due and owing to Dylan Peyton by Oak Hills from fractures and completion of certain coal bed methane gas wells. Pursuant to the terms and provisions of the Convertible Debt Agreement: (i) Oak Hills sold to Ada Energy Services LLC ("AES") certain of its assets, including two Wilson 600 duplex pumps for an aggregate consideration of $120,000 as a set-off for the debt due and owing to Dylan Peyton; (ii) Oak Hills had 120 days to pay the amount of $120,000 due and owing to Dylan Peyton to re-purchase the two Wilson pumps from AES for $120,000 plus the cost of any work done on them other than repairs made for damages caused by AES' usage of the pumps; (iii) Oak Hills made a payment of $20,000 to Avatar Energy relating to the completion and fracture job on the Gray Well #1H-22 and the fracture job on the Dylan Peyton well #1-23; and (iv) in the event Oak Hills did not re-purchase the Wilson pumps for $120,000 within the 120 days, the sale of the pumps would constitute full and complete settlement of the $120,000 due and owing Dylan Peyton.

On January 27, 2007, the Company extinguished its obligations under the convertible debt set-off agreement with Dylan Peyton, LLC by repaying $120,000 to Ada Energy Services and reclaiming its pledged collateral (two Wilson 600 duplex pumps).

On January 27, 2007, the Company sold its two Wilson 600 duplex pumps to Innovative Energy Services for $125,000.

Disposition of Oak Hills Drilling Rig

During the fourth quarter of 2006, we considered monetizing certain of our assets and those of Oak Hills in order to decrease liabilities and overhead incurred by us on a consolidated basis from previous capital expenditures and a lack of current debt and equity resources made available to us. In this respect, we actively solicited offers from unaffiliated third parties for the purchase of certain assets of Oak Hills, inclusive of Oak Hills' Wilson Giant single draw works drilling rig and related equipment (collectively, the "Drilling Rig"). At the same time, we also requested an independent evaluation report regarding valuation of the Drilling Rig in order to substantiate the consideration to be offered.

On January 2, 2007, our Board of Directors authorized and approved the execution by Oak Hills of an agreement dated December 29, 2006 with Innovative Energy Services ("IES") pertaining to the sale and purchase of the Drilling Rig. In accordance with the terms of this agreement: (i) IES paid to Oak Hills an aggregate amount of $3,100,000; and (ii) Oak Hills delivered title to the Drilling Rig to IES. In connection with this subsequent sale of equipment, as at December 31, 2006, the Company adjusted the carrying value of the Drilling Rig to its estimated recoverable amount resulting in an impairment of the carrying value totaling $1,572,723. This Agreement was completed, and the net proceeds were received effective January 5, 2007.

OIL AND GAS PROPERTIES

As of December 31, 2006, we maintained an aggregate of approximately 5,358 gross developed acres and 4,798 gross undeveloped acres pursuant to leases and/or concessions as described below. Of that acreage, we maintain approximately 3,766 gross developed acres and 1,857 gross undeveloped acres in the Arkoma Basin in the State of Oklahoma and approximately 1,592 gross developed acres and 2,941 gross undeveloped acres in the Barnett Shale play in North Texas.

Wagnon Lease

In November 2003, we purchased an 80% working interest and a 60.56% net revenue interest in approximately 590 gross acres of a gas lease located on the Wagnon Lease in Pittsburg County, Oklahoma (the "Wagnon Lease"). The gas lease was acquired from Oak Hills Energy, Inc. ("Oak Hills Energy"), which acquired the lease pursuant to a farm-out agreement with Quinton Rental & Repair Services, Inc. (the "Wagnon Farm-Out Agreement"). Our interest relating to the Wagnon Property is subject to farm-out agreements equating to a total 20% working interest between Paluca Petroleum, Inc. ("Paluca"), an affiliate of one of our directors, Douglas Humphreys, as well as Oak Hills Energy, and the lessee of the Wagnon Property.

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

We previously entered into funding agreements for the Kellster #1-5, Kyndal #2-2, Bryce #3-2, and Calleigh #4-2 wells (collectively, the "Funding Agreements"). Pursuant to the Funding Agreements, private investors were provided with an 80% working interest and a 60.56% net revenue interest in the wells until their respective invested capital in each well was repaid, after which time the private investors were to revert to an aggregate 20.1% working interest and a 12.17% net revenue interest. Oak Hills Energy, the original driller and operator of the wells, would "back-in" to a reversionary 6.7% working interest after the working interest capital was repaid and Lexington Oil & Gas would "back-in" to a reversionary 53.95% working interest. Pursuant to the further terms and provisions of the Funding Agreements, all wells drilled on the Wagnon Lease carry royalty interests totaling 25% to landowners and property interest holders and carried working interests of 5% to a landowner, as well as a 10% carried working interest to Paluca. Paluca also owns a non-carried working interest of 5% as part of capital participation funding provided by Paluca. During fiscal year 2005, we received the total required funding of $1,485,000 under the Funding Agreements for drilling and completion of the four horizontal coal bed methane gas wells on the Wagnon Property. As of September 19, 2005, we had repaid the funding investors the balance of their unpaid capital, which totaled $1,180,915 as of December 31, 2004, to acquire our back-in 53.95% working interest and 40.4625% net revenue interest in the four wells developed on the Wagnon lease under the Funding Agreements. Therefore, as of the date of this Annual Report, our back-in working interest of 53.95% (40.4625% net revenue interest) in each of the four wells on the Wagnon Property has vested and the private investors have reverted to an aggregate 20.1% working interest and a 12.17% net revenue interest.

Coal Creek Prospect

During fiscal year 2004, we obtained an option to purchase an undivided 95% interest in approximately 2,500 net leasehold acres in five sections located in Hughes and Pittsburg Counties, State of Oklahoma (the "Coal Creek Prospect"). On March 12, 2004, we entered into a lease originally expiring in August 2006 for approximately 1,324 gross acres in the Coal Creek Gas Prospect pursuant to which we had an undivided 95% working interest and a minimum 79% net revenue interest. On May 20, 2004, we entered into a lease originally expiring in August 2006, pursuant to which we acquired an additional 372 acres of the Coal Creek Prospect with a minimum 95% working interest and a 78% net revenue interest. Two wells have been drilled on these properties, and as such, pursuant to the provisions of these leases, these leases will remain in effect until one year after the wells stop producing. On August 20, 2004, we entered into a two-year lease pursuant to which we acquired an additional 23 acres of the Coal Creek Prospect with a minimum 95% working interest and a 79% net revenue interest. In accordance with the terms and provisions of a consulting agreement with Douglas Humphreys, one of our directors (the "Consulting Agreement"), we assigned to Paluca as an earned carried interest 10% of our working interest as a carried working interest in each well to be drilled on the Coal Creek Gas Prospect that has been completed and is in production. See "Item 10. Executive Compensation" and "Item 12. Certain Relationships and Related Transactions and Director Independence".

Our non-producing inventory of leases in the Coal Creek Prospect is now subject to the 50/50 joint exploration agreement with Dylan Peyton LLC, thereby reducing our working interest and net revenue interest accordingly to a 47.5% working interest and a 39-39.5% net revenue interestI. Our indirect subsidiary, Oak Hills, will be utilized for well completion and service as well as geological and engineering work associated with joint exploration. Dylan Peyton LLC is the operator of new wells drilled in the Arkoma Basin, OK on assigned acreage subject to the joint exploration agreement. See " - Material Agreements".

As of December 31, 2006, the total acreage acquired less expired acreage in the Coal Creek Gas Prospect is approximately 1,024 gross developed acres and 360 gross undeveloped acres. Certain other leases may terminate in accordance with their terms.

On March 31, 2005, we began drilling the first well on the Coal Creek Prospect, the Lex #1-34, of which we have a 45% working interest. The Lex #1-34 well has been completed and is currently in production. The Lex #1-34 well was drilled to a depth of approximately 3,200 vertical feet and approximately 2,000 horizontal feet.

On April 15, 2005, we began drilling a second well on the Coal Creek Project, the Brumbaugh #1-10 well, of which we have a 19.8% working interest. The Brumbaugh #1-10 well has been completed and began production in May 2005. The Brumbaugh #1-10 was drilled to a vertical depth of 3,350 feet and a horizontal lateral section of 2,350 feet.

On May 31, 2005, we began drilling a third coal bed methane well on the Coal Creek Prospect, the Ellis #1-15, of which we have an 88% working interest. Drilling of this well encountered a shallow "Bartlesville Sand" zone that produced a significant gas flair upon testing of the zone. The zone was logged, underwent economic and geological study to assess commercial potential of the new, non-CBM gas zone, and we attempted completion in the Bartlesville Sand zone without success due to intrusion of water from a salt water disposal well. As a result, we evaluated the completion of the well in the originally targeted, Hartshorne CBM gas zone that we believe was unaffected by the intrusion of water. As of the date of this Annual Report, we have determined to re-complete the horizontal section of the Ellis #1-15 in accordance with contractual arrangements with Dylan Peyton at a future date. See " - Material Agreements". Pursuant to further arrangements with Dylan Peyton, we now participate 50/50 with Dylan Peyton in the 88% interest and 69.49% net revenue interest in this well.

Panther Creek Prospect

On March 12, 2004, we entered into a three year lease for approximately 292 gross acres located in five separate sections in the Panther Creek coal bed methane gas prospect located in Hughes County, State of Oklahoma (the "Panther Creek Prospect"). We had a 100% working interest and an approximate 81% net revenue interest in the acreage acquired in the Panther Creek Prospect. As at December 31, 2006, we have interests in approximately 165 gross developed acres and 35 gross undeveloped acres with 92 acres terminated under the terms of these leases.

Part of the acreage in this lease has been subject to three division pooling orders by Newfield Exploration Mid-Continent, Inc. ("Newfield"), for three wells to be drilled and operated by Newfield in which Lexington had originally elected to participate. Our working interest in the first of the three wells to be drilled was proportionate to our Panther Creek lease ownership in the first of three areas pooled by Newfield. Our working interest in the well we elected to participate in was 25.78% (20.95% NRI).

Newfield has proceeded with the drilling and completion of one of the wells in which we have leased acreage and in which we elected to participate. The vertical well targeted a Woodford Shale gas zone, the POE 1-29, commenced drilling on February 9, 2005, and began producing on March 21, 2005. Based on results of the POE 1-29 and increased revised estimated costs to complete a further horizontal well proposed by Newfield, we have not elected to participate in any further wells operated by Newfield on the Panther Creek Prospect.

South Lamar Prospect

On April 22, 2004, we entered into a two-year lease agreement to acquire a 100% working interest and a 78.5% net revenue interest in 960 gross undeveloped acres to develop coal bed methane gas wells in Hughes County, State of Oklahoma (the "South Lamar Prospect"). On July 26, 2004, we acquired a further 183.98 gross acres in the South Lamar Prospect pursuant to which we held a 100% working interest and a 79% net revenue interest. We previously prepared the drill site for the first proposed coal bed methane Hartshorne Coal targeted gas well on this prospect, the Goodson #1-24 well. Subsequently, we decided not to proceed with the drilling of the planned "Goodson #1-24" pending reassessment of costs and techniques utilized to drill and complete wells. Various well drilling and completion related cost reduction techniques were evaluated by our management.

This property is now subject to the 50/50 joint exploration agreement with Dylan Peyton, thereby reducing our working interest and net revenue interest accordingly to a 45% working interest and a 35.99% net revenue interest. Our indirect subsidiary, Oak Hills, is being utilized for well completion and service as well as geological and engineering work associated with joint exploration while Dylan Peyton is the operator. See " - Material Agreements".

Our further exploration targeted a vertical well to test Hartshorne Coal, and shallow gas sands on a portion of this prospect in addition to horizontal CBM gas wells, using two drilling rigs provided by Dylan Peyton on both vertical and horizontal targets utilizing the smaller, more cost effective drilling equipment on the shallower vertical well. In conjunction with the terms of the Consulting Agreement, 10% of our interest will be assigned to Douglas Humphreys or his designate. As of the date of this Annual Report, the Peyton 1-25 (35.99% net revenue interest), Nicole 1-23H (34.23% net revenue interest), and Dylan Peyton 1-24H (36.21% net revenue interest) wells are completed and are flowing minor amounts of gas. As at December 31, 2006, we have interests in approximately 960 gross developed acres and 0 gross undeveloped acres with 184 acres terminated under the terms of these leases.

H-9 Prospect

On June 29, 2004, we entered into an option agreement to purchase a leasehold interest and a net revenue interest in approximately 4,600 net leasehold acres located in approximately 38 sections of the H-9 Prospect in Hughes and McIntosh Counties, Oklahoma (the "H-9 Prospect"). On July 29, 2004, we entered into three to four-year lease agreements to acquire an undivided 100% leasehold interest and a 79.25% net revenue interest in the 4,600 gross leasehold acres on the H-9 Prospect. On July 19, 2004, we entered into another three-year lease to acquire a 100% leasehold interest and a 78.25% net revenue interest in an additional 320 gross acres of gas target drillable acreage on the H-9 Prospect.

We have contributed our undeveloped inventory of leases in the H-9 Prospect to jointly develop gas-producing wells with Dylan Peyton on a 50/50 equal working interest basis, thereby reducing our working interest and net revenue interest accordingly to a 50% working interest and a 39% net revenue interest. Our subsidiary, Oak Hills, will be utilized for well completion and service as well as geological and engineering work associated with joint exploration while Dylan Peyton is the operator. See " - Material Agreements".

 We elected to participate in a non-operated interest in the Gates 1-19 well, which was drilled by Orion Exploration. As of the date of this Annual Report, the well is completed and is now in production. We participated 50/50 with Dylan Peyton in a 11.33% working interest and a 8.98% net revenue interest in this well. We also elected to participate in a further well being drilled by Orion Exploration named the Gates 2-19 with similar working and net revenue interests. As of the date of this Annual Report, the Gates 2-19 well has been completed by Orion Exploration and is now in production. We participated 50/50 with Dylan Peyton in a 11.33% working interest and a 8.98% net revenue interest in this further well drilled by Orion Exploration.

Dylan Peyton drilled and put into minor production a further well named the Grey 1-22 horizontal CBM gas well on the H-9 Prospect. We participated 50/50 with Dylan Peyton in a 41.16% working interest and 32.62% net revenue interest in this well. As of the date of this Annual Report, Dylan Peyton is planning to drill a further horizontal CBM well on this prospect. As of the date of this Annual Report, the well is flowing but requires fracturing. As at December 31, 2006, we have interests in approximately 712 gross developed acres and 1,462 gross undeveloped acres with 2,746 acres terminated under the terms of these leases.

Middlecreek Prospect

On May 24, 2004, we entered into an agreement to acquire an undivided 100% working interest and a 70% net revenue interest in 320 gross leasehold acres located in two sections in the Middlecreek Prospect located in Hughes County, Oklahoma (the "Middlecreek Prospect"). Rights to drill all geological zones are included and primary gas targets include the Caney shale and Hartshorne coal zones with further possibilities in the Booch, Stuart and Savannah zones. The Middlecreek Prospect includes a 2,000 foot gas pipeline and pipeline right of way. There are two minimal producing gas wells, the Betsey 1-23 and the Fix 1-14, that existed at the time of purchase in which we had a 90% working interest and a 63% net revenue interest. There has been no new development on the property.

We have contributed our undeveloped inventory of leases in the Coal Creek Prospect to jointly develop gas-producing wells with Dylan Peyton on a 50/50 equal working interest basis, thereby reducing our working interest and net revenue interest accordingly to a 45% working interest and a 31.5% net revenue interest. Our subsidiary, Oak Hills, will be utilized for well completion and service as well as geological and engineering work associated with joint exploration while Dylan Peyton is the operator. See " - Material Agreements". As at December 31, 2006, we have interests in approximately 320 gross developed acres and 0 gross undeveloped acres.

Barnett Pathway Prospect

On June 2, 2005, as amended July 14, 2005, we entered into a definitive agreement with a Texas-based limited partnership (the "Barnett Agreement"), regarding a gas well horizontal drilling venture in the Jack, Wise, and Palo Pinto Counties in the State of Texas (the "Barnett Pathway Prospect"). Pursuant to the terms and provisions of the Barnett Agreement: (i) we will be able to acquire a working interest of between 75% to 100% in the wells to be drilled on the Barnett Shale Project with net revenue interests ranging from 70% to 72.5%, and to increase the initial acreage up to approximately 3,600 net leasehold acres; (ii) we paid a non-refundable deposit of $100,000 and the balance of the funds on August 19, 2005, which $100,000 deposit shall be credited against the total purchase price to be paid by us for the working interest in up to 3,687 net leasehold acres; (iii) we will pay our pro-rata share of net leasehold acres we acquire; (iv) in the event we purchase the maximum 100% working interest, we will receive a minimum 70 to 72.5% net revenue interest on the leases without any carried interest to the Texas limited partnership, with the remaining net revenue interest to be reserved as an overriding royalty interest for the Texas limited partnership; (v) in the event we purchase a 75% working interest, we will receive a 56.25% net revenue interest on the leases and we will carry for the Texas limited partnership a 10% working interest in the drilling, completion and equipping of the pipeline on all wells drilled on the acreage purchased by us; (vi) we will be responsible for our pro-rata share of acreage costs; and (vii) our contract operator, Oak Hills, will be the operator for the project.

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

During the second quarter of fiscal year 2006, we began drilling the Martin 1H horizontal Barnett Shale well in Parker County, Texas. As of the date of this Annual Report, we have completed the drilling and fracturing phases of development and the well is now in production. We have a 90% working interest and a 63% net revenue interest in this well.

Late in the second quarter of fiscal year 2006, we began drilling the Gilbert 1H horizontal Barnett Shale well in Palo Pinto County, Texas. We have a 90% working interest and a 63% net revenue interest in this well. As of the date of this Annual Report, we have completed the drilling and fracturing phases of development but the well is not in production. The well is shut in pending resolution of water infiltration and the setup of compressor equipment to aid gas flows into a small diameter higher pressure pipeline. A Marble Falls zone above the Barnett Shale target represents an alternative or commingled production opportunity.

We also have a 9% working interest and 6.3% net revenue interest in the non-operated Paradise Park 1H well located in Parker County that Oak Hills drilled on third party contract during the second quarter of fiscal year 2006. As of the date of this Annual Report, the well has been drilled and fractured, stimulated and fitted with production equipment and compressor and is in production.

Geneva Prospect

On December 5, 2005, we entered into an asset purchase agreement with Geneva Energy Corp., a Nevada corporation ("Geneva"), and Lexington (the "Asset Purchase Agreement"). In accordance with the terms and provisions of the Asset Purchase Agreement, we purchased a 100% working interest and a 70% net revenue interest in and to certain petroleum and natural gas rights on approximately 312 acres located in Tarrant County, Texas (the "Tarrant Prospect"), for an aggregate consideration of $779,798. We currently have a 90% working interest and a 63% net revenue interest in the Tarrant Prospect.

The recent acquisitions increase our total Barnett Shale targeted lease inventory to a total of 3,238 net mineral acres diversified in Hood, Parker, Tarrant, Palo Pinto, and Jack Counties, all with access to existing pipeline networks. On February 26, 2007, we sold approximately 499 acres of Barnett Shale targeted exploration leases located in Hood County, TX resulting in net proceeds of approximately $379,000.

During the first quarter of fiscal year 2006, through Oak Hills, we completed the drilling portion of a horizontal Barnett Shale gas well named the Oliver Unit 1H. Subsequently the Oliver Unit 1H was completed to a total depth of 9,300 feet. As of the date of this Annual Report, the Oliver Unit 1H well is shut in pending resolution of water infiltration.

Comanche County Prospect

On March 3, 2006, effective January 31, 2006, we acquired a 50% working interest in approximately 5,670 acres of Barnett Shale and shallow gas targets. As of the date of this Annual Report, we do not know what our exact net revenue interest in this property will be, but anticipate it to be in the range of 75% and expect it will vary on a lease by lease basis. As of the date of this Annual Report, we have received title to 1,368 acres. The property will be developed on a 50/50 equal working basis with Dylan Peyton. We will pay approximately $1,225,500 for its 50% working interest in the new acreage through a combination of $575,000 in cash (paid during the period) and approximately $650,500 of carried drilling costs in the first Comanche Barnett Shale test well required to be drilled on or before September 2006.  The test well (“Petta-1”) commenced drilling on September 1, 2006 and we are currently evaluating the final costs associated with drilling in order to determine the total amounts owing. It is estimated that the total amount owing for the acreage will be approximately $1,225,500, resulting in no additional amount remaining to be paid after deducting the original payment of $575,000 and the carried drilling costs estimated to be $650,500. We are currently in negotiations and reconciliation of expenditures relating to the Joint Exploration Agreement in Comanche County, Texas. The Petta-1 well will be analyzed with a view toward the possible completion once pipeline infrastructure in the area is further developed.

Drilling Activity

As of the date of this Annual Report, the following table sets forth the results of our gas drilling activity:

Gross Wells			Net Wells
Total	Producing	Dry	Total	Producing	Dry
20	15	0	9. 35	6.61	0

Production Information

During years ended 2003 and previous, we had no oil and gas production.

Net Production, Average Sales Price and Average Production Costs

The table below sets forth the net quantities of gas production (net of all royalties, overriding royalties and production due to others) attributable to us for fiscal year ended December 31, 2006, and the average sales prices, average production costs and direct lifting costs per unit of production.
For Fiscal Year Ended December 31, 2006
Net production (Mcf)	153,971
Average Sales price (per Mcf)*	$4.94
Average Production Cost (per Mcf)**	$3.11

* Includes deductions for transportation, marketing costs, compressor surcharge and BTU factor.

**Includes direct lifting costs, which are comprised of labor, repairs and maintenance, materials and supplies, workover costs, insurance and property, gathering, compression, marketing and severance taxes

The table below sets forth the net quantities of gas production (net of all royalties, overriding royalties and production due to others) attributable to us for fiscal year ended December 31, 2005, and the average sales prices, average production costs and direct lifting costs per unit of production.

For Fiscal Year Ended December 31, 2005
Net production (Mcf)	130,942
Average Sales price (per Mcf)*	$5.30
Average Production Cost (per Mcf)**	$1.63

*Includes deductions for transportation, marketing costs, compressor surcharge and BTU factor.

**Includes direct lifting costs, which are comprised of labor, repairs and maintenance, materials and supplies, workover costs, insurance and property, gathering, compression, marketing and severance taxes.

Gross and Net Productive Gas Wells, Developed Acreage

Productive Wells and Developed Acres

As of the date of this Annual Report, the tables below set forth our leasehold interest in productive and shut-in gas wells, and in developed acres:

Prospect	Gross (1)	Net (2)
Wagnon	4	2.13
Panther	1	0.25
Coal Creek	3	1.06
Geneva	1	0.90
Barnett Pathway	3	1.89
H-9	2	0.38
South Lamar Middle Creek Comanche Paradise Park	3 2 1 1	1.35 0.90 0.45 0.04
Total	20	9.35

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

Developed Acreage Table(1)
Prospect	Gross (2)	Net (3)
Wagnon	590	313.9
Panther	165	38.3
Coal Creek	1,024	591.7
Middle Creek	320	248.6
South Lamar	955	429.7
Geneva lease	312	280.8
Barnett Pathway	1,280	1,152.0
H-9	712	295.8
Total	5,358	3,351.0

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

Undeveloped Acreage

As of the date of this Annual Report, the table below sets forth our leasehold interest in undeveloped acreage:

Prospect	Gross	Net*
Panther	35	31.5
Coal Creek	360	162.0
H-9	1,462	601.7
Barnett-Pathway	1,573	1,113.0
Comanche County	1,368	615.6
Total	4,798	2,524

Gas Delivery Commitments

We have no gas delivery commitments. Lexington contracts with Unimark LLC and through its operator, Oak Hills, with Williams Arkoma Gathering Company, LLC, Devon Gas Services LP and Hughes Gas System LLC to sell gas produced.

Drilling Commitments

As of the date of this Annual Report, we are not committed to drilling any wells.

Reserve Information

On January 6, 2006, we obtained an independent reserves and economic evaluation report regarding our holdings as of December 31, 2005 (the "January 2006 Reserves and Economic Evaluation Report"). The January 2006 Reserves and Economic Evaluation Report was prepared by Pinnacle Energy Services, LLC ("Pinnacle") of Oklahoma City, Oklahoma.

After the January 2006 Reserves and Economic Evaluation Report was prepared, we entered into two Joint Exploration Agreements with Dylan Peyton LLC whereby we obtained certain interests and assigned certain interests, as described below under "Material Agreements--Arkoma Basin Exploration Agreement" and "--Comanche County Barnett Shale Exploration Agreement." We requested Pinnacle to prepare a new independent report as of July 1, 2006 to include these and other changes. Pinnacle prepared a "Mid-Year 2006 Reserves and Economic Evaluation Report" on August 7, 2006, and finalized this report on September 23, 2006. The Mid-Year 2006 Reserves and Economic Evaluation Report provides a summary of the proven results regarding our interests in eleven proven developed producing (PDP) wells, seven proven non-producing (PNP) wells and ten proven undeveloped (PUD) wells as of July 1, 2006. The Mid-Year 2006 Reserves and Economic Evaluation Report supersedes the January 2006 Reserves and Economic Evaluation Report, but does not include well completions, leases expired or acquired, or additional property or lease developments after July 1, 2006.

The remaining paragraphs of this "Reserve Information" section closely track the information provided in the Executive Summary of the Mid-Year 2006 Reserves and Economic Evaluation Report, redacted to remove information with respect to "non-proven" reserves:

Pinnacle evaluated several producing and non-producing assets of Lexington as of July 1, 2006. Included in the assets are ten (10) producing wells in the Arkoma Basin of Eastern Oklahoma, multiple non-producing and undeveloped wells, approximately 3,655 acres of undeveloped leasehold in Hughes and McIntosh Counties in Eastern Oklahoma, approximately 4,607 acres of undeveloped leasehold in six north Texas counties of Hood, Jack, Palo Pinto, Parker, Johnson, and Tarrant.

The Arkoma undeveloped leasehold is located in fifty (50) sections located in seven townships between 4N-11E to 9N-14E. The leasehold is primarily limited to the Hartshorne and shallower intervals and is generally in an active and multi-horizon production area. Eight leases comprise the North Texas (Fort Worth Basin) leasehold which is primarily for Barnett Shale (horizontal) development, but also has other uphole secondary targets such as the Marble Falls and Conglomerate formations. A portion of the acreage is nearby commercial activity, while most of the acreage is in areas of likely future activity.

The economic evaluation was performed using a flat natural gas pricing forecast of $7.50/mcf, adjusted $0.75/Mcf for basis differential. A summary of the proven results are as below (volumes in MMcf, values in M$),

Asset	Gross Rem'g Oil	Gross Rem'g Gas	Net Rem'g Oil	Net Rem'g Gas	Net Cashflow	Before Income Tax at Discounted 10% Present Worth
PDP wells	0.92	3,487	0.6	637	3,140	2,200
PNP wells	13.7	3,084	3.4	900	3,514	2,355
PUD wells	10.6	4,732	6.7	1,707	5,780	2,859
Total Proven	25.2	11,303	10.7	3,244	12,434	7,414
Non-Proven	XXX	XXX	XXX	XXX	XXX	XXX
Grand Total	XXX	XXX	XXX	XXX	XXX	XXX

Note: The information in this Note is not contained in the Executive Summary of the Mid-Year 2006 Reserves and Economic Evaluation Report, but is included here by us to help provide a context to the information contained in such Report and set forth herein. Total net remaining gas of 3.24 BCF of gas in the Mid-Year 2006 Reserves and Economic Evaluation Report compares to 7.59 BCF of gas in the January 2006 Reserves and Economic Evaluation Report. The significant revisions to the previous estimates pertain primarily to Barnett Shale area reserves that were downgraded in either valuation or from PUD to possible category reserves. Specifically, the changes are as follows:

•
offsetting well data relating to our Riley Barnett Shale Lease for three PUDS provided at year-end 2005 were downgraded to possible category resulting in a decrease of 2.7 BCFG; this information came from offsetting production data differences at the two time intervals (wells in area previously flowing well are no longer doing so at the same or normal decline rates); and

•	our Oliver well 1 and Oliver 2 PUD and Martin 1 wells were downgraded from production and preproduction data from well developments undertaken in the interval resulting in a net decrease of 2.2 BCFG.

In addition to these downgrades, changes to new wells on line and changes to values of wells from updates during the interval accounted for a net increase of .630 BCFG, bringing the total net remaining gas estimate in the Mid-Year 2006 Reserves and Economic Evaluation Report to 3.24 BCF.

In addition, different price assumptions were utilized in the January 2006 Reserves and Economic Evaluation Report ($8.20 net) and the Mid-Year 2006 Reserves and Economic Evaluation Report ($6.75 net). The different price assumptions, combined with the lower net remaining gas estimate in the Mid-Year 2006 Reserves and Economic Evaluation Report, resulted in significant changes in the reported discounted 10% present worth values of the reserves. Discounted 10% present worth of the reserves in the January 2006 Reserves and Economic Evaluation Report was $20,472,000, which was revised downward to $7,414,000 in the Mid-Year 2006 Reserves and Economic Evaluation Report.

Operating expense data was provided and estimated by us and average monthly costs of approximately $1,000 per well per month were applied to the Oklahoma producing wells, held constant. Capital costs for new horizontal Hartshorne wells was estimated at $550,000 per well. For the undeveloped Texas assets, operating expenses of $3,500 per well per month were applied to account for water, compression, and other monthly expenses. Capital expenses for drilling, completing, and equipping a horizontal Barnett Shale well was estimated to be $2,500,000.

 Field/Reservoir Comments

Monthly and daily production data was used with analogy declines to forecast future production. In addition to the Proven Producing properties, seven (7) Proven Non-Producing (PNP) cases were included in the evaluation. These wells are in the process of being completed or are waiting on pipeline connection. Ten (10) Proven Undeveloped (PUD) locations were also identified for future drilling, offsetting existing tested and producing wells. Only one Non-proven (Probable) well was forecasted for the Arkoma properties, while eighteen non-proven wells were forecasted in the Forth Worth Basin for Barnett Shale. Additional drilling and work will be performed to determine how many more wells can be identified and forecasted.

Much of the undeveloped leasehold in Oklahoma is adjacent to or contains wells producing from Booch, Cromwell, Gilcrease, Bartlesville, Hartshorne sands, and other intervals. Most but not all of the leasehold is limited to depths ranging from the surface to the base of the Hartshorne Coal. Expirations occurred in varying months of 2006 and will continue to occur in 2007. Additional mapping and reservoir evaluation is ongoing to identify additional wells to be drilled. The undeveloped value of these wells will likely increase the value significantly above the current valuation using the $/acre method.

Barnett Shale development on the Texas leasehold began in 2006 and was scheduled to continue at the rate of approximately 6-10 wells per year. Horizontal drilling has enhanced the Barnett shale potential significantly, with XXX reserves common. Approximately 1/4 of the leasehold is adjacent or nearby commercially producing Barnett shale producers. The remaining 3/4ths of the leasehold is in the areas identified as likely productive but has not been developed to the extent of other areas. We put this project on hold at the end of 2006 due to insufficient funds. We will need to raise additional capital before proceeding with this program.

Disclosure of Reserve Information

We have not filed any estimates of total proved net oil or gas reserves with, or included such information in reports to, any federal authority or agency other than the Securities and Exchange Commission on our Registration Statement on Form SB-2, our Form 10-KSB for fiscal years ended December 31, 2006 and 2005, and our Form 8-K dated February 1, 2006 (information from the January 2006 Reserves and Economic Evaluation Report) and our Form 8-K dated September 28, 2006 (information from the Mid-Year 2006 Reserves and Economic Evaluation Report).

Reserve Quantity Information for Fiscal Year Ended December 31, 2006

	Oil December 31, 2006	Gas - mcf December 31, 2006
Proved developed and undeveloped reserves: Beginning of period	-	12,477,000
Extensions and discoveries	--	(9,233,000)
Production	--	(153,972)
Sales of minerals in place	--	--
End of period	--	3,090,028
Proved developed reserves: Beginning of period End of period	-- --	1,618,000 1,243,000
Oil and gas applicable to long-term supply agreements with government or authorities in which the enterprise acts as a producer: Proved reserves - beginning of period Received during the period	-- --	1,618,000 (9,398,160)

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein

Relating to Proved Oil and Gas Reserves as of December 31, 2006

December 31, 2006 Total
Future cash inflows	$ 20,990,000
Future production and development costs	$ (8,556,000)
Future income tax expense	--
Future net cash flows 10% annual discount for estimated timing of cash flows	$ (5,020,000)
Standardized measure of discounted future net cash flows	$ 7,414,000
Sales and transfers of oil and gas produced, net of production costs	$ (373,220)
Net changes in prices and production costs	--
Extensions, discoveries and improved recovery, less related costs	--
Development costs incurred during the period	$ 10,321,714
MATERIAL AGREEMENTS

Oak Hills Share Exchange Agreement

On January 23, 2006, we entered into the definitive Oak Hills Share Exchange Agreement with Oak Hills, Oak Hills Drilling & Operating, and each of the Oak Hills Shareholders. Pursuant to the terms and provisions of the Oak Hills Share Exchange Agreement, the Oak Hills Shareholders agreed to sell to us the total issued and outstanding shares of Oak Hills in consideration of the issuance by us to the Oak Hills Shareholders of an aggregate of 6,000,000 shares of restricted common stock at a price of approximately $0.637645 per share. The per share consideration was calculated by reference to the fair market value of the assets of Oak Hills obtained from the independent third party valuation, and management's further calculation of net tangible value inclusive of all other balance sheet assets, current, and long-term liabilities of the acquired companies resulting in the shares issued as consideration, with such shares issued at a 6.3% discount to the trading value of our stock as at December 22-23, 2005, the transaction valuation date.

Additionally, we negotiated favorable terms of repayment for the $1,292,000 in secured promissory notes assumed in the acquisition owing to the Oak Hills Shareholders by Oak Hills that require no payment of interest (9% per annum) or principal for a period of two years from the date of acquisition. See "Item 5. Market for Common Equity and Related Stockholder Matters” and “Item 12. Certain Relationships and Related Transactions and Director Compensation.”

As a consequence of the Oak Hills Share Exchange Agreement, we acquired Oak Hills as a wholly-owned subsidiary and we also indirectly acquired Oak Hills Drilling & Operating, as a wholly-owned subsidiary of Oak Hills.

Asset Sale Agreements

During the fourth quarter of 2006, management considered monetizing certain of our assets and those of Oak Hills in order to decrease liabilities and overhead incurred by us on a consolidated basis from previous capital expenditures and a lack of current debt and equity resources made available to us.

On January 2, 2007, our Board of Directors authorized and approved the execution by Oak Hills of an agreement dated December 29, 2006 with Innovative Energy Services pertaining to the sale of our Drilling Rig. In accordance with the Agreement, Innovative Energy Services paid to Oak Hills an aggregate amount of $3,100,000 for the Drilling Rig and related equipment.

On January 27, 2007, we extinguished our obligations under the convertible debt set-off agreement with Dylan Peyton by repaying $120,000 to Ada Energy Services and reclaiming our pledged collateral (two Wilson 600 duplex pumps).

On January 27, 2007, we sold our two Wilson 600 duplex pumps to Innovative Energy Services for $125,000.

On February 26, 2007, we sold approximately 499 acres of Barnett Shale targeted exploration leases located in Hood County TX resulting in net proceeds of approximately $379,000.

Dylan Peyton Exploration Agreements

Arkoma Basin Exploration Agreement

Lexington Oil & Gas entered into an exploration agreement and operating agreement dated effective January 31, 2006 (the "Arkoma Basin Exploration Agreement"), with Dylan Peyton. Pursuant to the terms and provisions of the Arkoma Basin Exploration Agreement: (i) we agreed with Dylan Peyton to conduct joint exploration and development operations, including the drilling of exploratory or development wells for the discovery of and for the production of oil and/or gas on certain of our leasehold interests located in the Arkoma Basin in McIntosh and Hughes Counties, Oklahoma; (ii) Avatar Energy LLC, an affiliate of Dylan Peyton, became the operator of the initial test well and any test well drilled under the terms of the Arkoma Basin Exploration Agreement; (iii) Lexington Oil and Gas assigned to Dylan Peyton an undivided 50% interest in all the Company’s undeveloped acreage interest in leaseholds in Coal Creek, South Lamar, Middlecreek, and H-9 Prospects; and (iv) Dylan Peyton paid to Lexington Oil and Gas $575,000 in consideration of the assignment.

Comanche County Barnett Shale Exploration Agreement

Lexington Oil & Gas entered into an exploration agreement and operating agreement dated effective January 31, 2006 (the "Comanche County Barnett Shale Exploration Agreement"), with Dylan Peyton. Pursuant to the terms and provisions of the Comanche County Barnett Shale Exploration Agreement: (i) we agreed with Dylan Peyton to conduct joint exploration and development operations, including the drilling of exploratory or development wells for the discovery of and for the production of oil and/or gas on certain leasehold interests owned by Dylan Peyton located in the Barnett Shale and shallow gas targets in Comanche County, Texas; (ii) Oak Hills shall be the operator of the project; and (iii) Lexington Oil & Gas will pay to Dylan Peyton approximately $1,225,500 for a 50% working interest in approximately 5,670 acres of new acreage located in Comanche County, Texas through a combination of $575,000 in cash and approximately $650,500 of carried drilling costs in the first test well. In September of 2006, we began drilling the Petta 1 horizontal Barnett Shale well in Comanche, County, Texas. The well will be analyzed with a view towards possible completion once pipeline infrastructure in the area is further developed. Our other Barnett shale acreage in the Barnett Pathway Prospect or the Geneva Prospect does not form part of Comanche County Barnett Shale Exploration Agreement.

EurXchange Consulting Ltd.

We entered into a consulting agreement dated February 15, 2006 (the "EurXchange Consulting Agreement"), with EurXchange Consulting Ltd., a Canadian corporation ("EurXchange"). Pursuant to the terms and provisions of the EurXchange Consulting Agreement: (i) EurXchange agreed to render to us consulting services including, but not limited to, translations of webpage, business plan and new releases into German, establishment of communication during European business hours, chat line coordination, web portal presence through Wallstreet Online, production and distribution of a MIDAS research report and a penny stock report, presentation of roadshows, production of certain mailers, and establishment of a Stock Hotline telephone line; (ii) we will pay to EurXchange a cash retainer in the aggregate amount of 293,000 EUR, with the first installment of 153,000 EUR due on date of execution of the EurXchange Consulting Agreement and the second and third installment of 70,000 EUR payable on April 15, 2006 and May 15, 2006, respectively; and (iii) we issued to EurXchange an aggregate of 400,000 shares of our restricted common stock. See "Item 5. Market for Common Equity and Related Stockholder Matters.”

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

The Barnett Shale in the Fort Worth Basin in North Texas has grown from a sub-economic, unconventional natural gas play to the largest onshore U.S. gas producing area with predictions that it may become the most prolific domestic onshore play.

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

Oil and Gas Regulation

The governmental laws and regulations which could have a material impact on the oil and gas exploration and production industry are as follows:

Drilling and Production

Our operations are subject to various types of regulation at federal, state, local and Native American tribal levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties, municipalities and Native American tribes, in which we operate also regulate one or more of the following: (i) the location of wells; (ii) the method of drilling and casing wells; (iii) the rates of production or “allowables”; (iv) the surface use and restoration of properties upon which wells are drilled and other third parties; (v) the plugging and abandoning of wells; and (vi) notice to surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or pro-ration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

Natural Gas Sales Transportation

Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The Federal Energy Regulatory Commission (“FERC”) has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978.

FERC also regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. Under FERC’s current regulatory regime, transmission services must be provided on an open-access, non-discriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive.

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

Waste Disposal

The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil, natural gas, or geothermal energy constitute “solid wastes”, which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation.

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

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Grant Atkins is our President and Chief Executive Officer and Douglas Humphreys is the Drilling Operations Manager of Lexington Oil & Gas. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing, consultant, and special purpose contracts. Our current designated drilling contractor and well operator is Oak Hills.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $10,576,849 for fiscal year ended December 31, 2006. As of December 31, 2006, we had a working capital deficit of $8,234,830. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

We have received a going concern opinion from our independent auditors report accompanying our December 31, 2006 and 2005 consolidated financial statements.

The independent registered independent accounting firm's report accompanying our December 31, 2006 and 2005 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that the Company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

In addition, there is a risk of a failure during our drilling for natural gas in the Barnett Shale in the State of Texas. The reason for failure in the Barnett Shale Play is spacing and depth which are essential in producing from this zone. A fine layer of obsidian covers the Ellenberger zone which must be watched and avoided in the core areas. If, during our horizontal drilling, one of the fractures goes into the Ellenberger Zone which is below the Barnett Shale then all of the gas will follow the path of least resistance and follow into the Ellenberger zone which is an underground ocean itself and the well will not be successful.

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

We are a new entrant into the oil and gas industry without profitable operating history and only have proved developed producing future net revenue of $2,200,000 at a 10% discounted present worth.

Since September 29, 2003 (inception), our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. Further, a Reserve and Economic Evaluation initially prepared on August 7, 2006 and finalized on September 23, 2006 by Pinnacle Energy Services, LLC (based on evaluation of our assets as of July 1, 2006), shows proven developed producing future net revenue of $2,200,000 (before income taxes) at a 10% discounted present worth. As a result, our future revenues may be limited.

Our prospects are still in the development stage, and estimates made at this time by our contracted independent reservoir engineer as to proved or probable oil and natural gas reserves cannot be guaranteed that sufficient reserves will be maintained or new reserves discovered for production. Although several wells have been drilled to date and several others are nearing completion, the absence of a sustained production history provides risk regarding independent reserve estimates. Property lease positions in other locations that have been purchased by us are unproved, having little to no production, which prevents our engineers from assigning any proved or probable reserves to these other properties.

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

Further, the present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated oil and natural gas reserves. Actual future net cash flows from our oil and natural gas properties also will be affected by factors such as: (i) actual prices we receive for oil and natural gas; (ii) the amount and timing of actual production; (iii) the amount and timing of operating costs incurred; (iv) supply of and demand for oil and natural gas; and (v) changes in governmental regulations or taxation.

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

We describe some of our current prospects in this Annual Report. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require substantial additional seismic data processing and interpretation. However, the use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities to recover drilling or completion costs or to be economically viable. If we drill additional wells that we identify as dry holes in our current and future prospects, our drilling success rate may decline and materially harm our business. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

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

There is currently a high demand for drilling equipment. We have experienced delays in the past in obtaining drilling rigs. While our exploration agreement with Dylan Peyton LLC has given us access to drill rigs to develop our properties, we may still encounter limitations with respect to drilling equipment. There can be no assurance that we will be able to obtain the requisite drilling equipment to meet our planned drilling initiatives according to our timetable. In the event that we are unable to obtain drilling equipment to conduct our exploration operations, it could have a material adverse effect upon our business and our results of operations.

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

As of the date of this Annual Report, we have 38,766,270 shares of our common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders will be able to resell up to 13,868,000 pursuant to a registration statement filed on Form SB-2 under the Securities Act of 1933, as amended (the “Securities Act”) with the Securities and Exchange Commission, which was declared effective approximately November 30, 2005 (the “2005 Registration Statement”). Pursuant to the 2005 Registration Statement: (i) 233,000 shares of common stock underlying certain common stock purchase warrants issuable at an exercise price of $3.00; (ii) 200,000 shares of our common stock; (iii) up to 10,255,000 shares of common stock underlying certain secured convertible notes; (iv) 586,000 shares of common stock underlying a finders warrants issuable at an exercise price of $1.00 per share were registered; and (v) 2,930,000 shares of common stock underlying Class B common stock purchase warrants issuable at an exercise price of $1.00 per share were registered, which, if exercised, would have an adverse effect on the price of our common stock. A further 2,680,000 Class B common stock warrants issuable at an exercise price of $1.00 per share were registered and expired according to their terms. As a result of the 2005 Registration Statement, an aggregate of 13,868,000 shares of our common stock were available for immediate resale, which could have an adverse effect on the price of our common stock. To the extent stockholders exercised the warrants and resold the shares of common stock issued to them upon such exercise (subject to applicable securities law restrictions), the price of our common stock may decrease due to the additional shares of common stock in the market.

In addition, on July 2, 2006, we filed a registration statement on Form SB-2 (the “2006 Registration Statement”) under the Securities Act to register an aggregate of 16,065,000 shares of our common stock as follows: (i) 8,415,000 shares of our common stock issued; and (ii) 7,650,000 shares of common stock underlying certain common stock purchase warrants issuable at an exercise price of $1.25 per share. As of the date of this Annual Report, the 2006 Registration Statement has not been declared effective. When declared effective and the shares are registered, the 7,650,000 shares of common stock issued would be available for immediate resale and if sold would have an adverse effect on the price of our common stock. The 7,650,000 shares of common stock underlying the common stock purchase warrants would be registered and which, if exercised, would have an adverse effect on the price of our common stock. To the extent stockholders exercised the warrants and resold the shares of common stock issued to them upon such exercise (subject to applicable securities law restrictions), the price of our common stock may decrease due to the additional shares of common stock in the market. See “Item 5. Market for Common Equity and Related Stockholder Matters.”

As of the date of this Annual Report, there are 24,649,251 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of December 31, 2006, there are an aggregate of 1,285,000 Stock Options and 11,399,000 Warrants outstanding.

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

Our common stock has traded as low as $0.10 and as high as $7.46 (adjusted for pre split share prices on a 3 new shares for 1 old share effected January 28, 2004). In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide price for oil or natural gas; (ii) disappointing results from our discovery or development efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) technological innovations by competitors or in competing technologies; (vii) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and (ix) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

One of our shareholders may exercise voting power of more than 15% of our common stock.

As of the date of this Annual Report, Orient Exploration, Inc. (“Orient Exploration”) owns 6,000,000 shares of our common stock, or 15.48% of our outstanding common stock and is one of our largest shareholders. Due to its stock ownership, Orient Exploration may be in a position to effect control to elect our Board of Directors and, therefore, to affect the control our business and affairs including certain significant corporate actions such as acquisitions, the sale or purchase of assets, and the issuance and sale of our securities. Further, Orient Exploration may be able to prevent or cause a change in control. We also may be prevented from entering into transactions that could be beneficial to us without Orient Exploration’s consent. The interest of our largest shareholders may differ from the interests of other shareholders.

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

A majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this prospectus that are not residents of the United States.

Nevada law and our Articles of Incorporation may protect our directors from certain types of lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

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

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is aware of the following legal proceedings pending or other actions that have been threatened against us or our properties:

During the fourth quarter and to the date of the audit report, the Company has received six law suits from creditors of the Company for the payment of services and goods totaling approximately $785,445, one contractual mediation request from a creditor for the payment of services and goods totaling approximately $111,994, nine well liens for the payment of services and goods totaling approximately $333,771, and eighteen demand letters for the payment of services and goods totaling approximately $520,554 pursuant to expenditures incurred in the development of oil and gas assets on the Company’s leasehold interests. All such amounts have been accrued for, as applicable, as of December 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended December 31, 2006, no matters were submitted to our stockholders for approval.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Quarter Ended	High Bid	Low Bid
December 31, 2006	$0.81	$0.25
September 30, 2006	$1.06	$0.77
June 30, 2006	$1.62	$0.85
March 31, 2006	$1.21	$0.67
December 31, 2005	$0.89	$0.81
September 30, 2005	$1.75	$1.25
June 30, 2005	$1.89	$1.15
March 31, 2005	$2.20	$1.25

As of April 2, 2007, we had 152 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 3,000 beneficial owners of our common stock.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future. There are no restrictions in our articles of incorporation or by-laws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Lexington Resources Inc. current "Stock Option Plan". The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of December 31, 2006:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon exercise of Outstanding Options, warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a)) (c)
Equity Compensation Plans Approved by Security Holders
Stock Options	50,000	$0.167	n/a
	5,000	1.00	n/a
	380,000	3.00	n/a
	850,000	1.25	6,215,000
Total Stock Options	1,285,000
Equity Compensation Plans not Approved by Security Holders
Warrants	233,000	$3.00	0
	2,930,000	$1.00	0
	586,000	$1.00	0
	7,650,000	$1.25	0
Total warrants	11,399,000
Total	12,684,000

LEXINGTON RESOURCES INC. STOCK OPTION PLAN

On August 7, 2003, our Board of Directors unanimously approved and adopted a Stock Option Plan. The purpose of the Stock Option Plan is to advance our interests and the interests of the shareholders by affording our key personnel an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options will be granted only to our key personnel, generally defined as a person designated by the board of directors upon whose judgment, initiative and efforts we may rely including any director, officer, employee or consultant.

The Stock Option Plan is administered by our Board of Directors, which shall determine: (i) the persons to be granted stock options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each stock option; and (iii) whether the stock option shall be exercisable at any time during the option period of 10 years or whether the stock option shall be exercisable in installments or by vesting only.

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

During April 2004, we registered 500,000 stock options pursuant to a registration statement on Form S-8 which was filed with the Securities and Exchange Commission. During February 2006, we registered 500,000 stock options pursuant to a registration statement on Form S-8 which was filed with the Securities and Exchange Commission. During March 2006, we registered 1,150,000 stock options pursuant to registration statement on Form S-8 filed with the Securities and Exchange Commission.

At the time a stock option is granted under the Stock Option Plan, our Board of Directors shall fix and determine the exercise price at which our shares of common stock may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to us.

In the event an optionee who is our director or officer ceases to serve in that position, any stock option held by such optionee generally may be exercisable within up to 90 calendar days after the effective date that his position ceases, and after such 90-day period any unexercised stock option shall expire. In the event an optionee who is our employee or consultant ceases to be employed by us, any stock option held by such optionee generally may be exercisable within up to 60 calendar days (or up to 30 calendar days where the optionee provided only investor relations services to us) after the effective date that his employment ceases, and after such 60- or 30-day period any unexercised stock option shall expire.

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

As of the date of this Annual Report, an aggregate of 1,285,000 stock options have been granted, which remain outstanding and exercisable. We did not grant any Stock Options during fiscal year ended December 31, 2006.

COMMON STOCK PURCHASE WARRANTS

As of the date of this Annual Report, there are an aggregate of 11,399,000 common stock purchase warrants issued and outstanding. During fiscal year ended December 31, 2006, we issued an aggregate 7,650,000 common stock purchase warrants. The warrants to purchase shares of common stock and the shares of common stock underlying the warrants were issued in a private placement by us during fiscal year 2006. On August 31, 2006, we issued the 7,650,000 warrants to acquire up to 7,650,000 shares of our common stock at an exercise price of $1.25 per share for the period commencing upon the date of issuance of the warrant and ending on the day which is the earlier of (i) 18 months from the date of issuance of the warrants and (ii) 12 months from the effective date of our proposed registration statement. Both the warrant shares and the common shares issued pursuant to the private placement offering are proposed for registration under the 1933 Securities Act. See “ — Recent Sales of Unregistered Securities.”

Pursuant to the terms of the 2006 Registration Statement, an aggregate of 16,065,000 shares of common stock underlying certain common stock purchase warrants described above will be registered. As of the date of this Annual Report, the Registration Statement has not become effective.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2006, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

Private Placement Offering

During fiscal year ended December 31, 2006, we completed a private placement pursuant to which we issued an aggregate of 7,650,000 Units at a subscription price of U.S. $1.00 per Unit for total gross proceeds of $7,650,000. Each Unit is comprised of one common share and one non-transferable common stock purchase warrant ("Warrant"). Each resulting Warrant entitles the subscriber to purchase an additional share of our common stock (“Warrant Share”) at a price of $1.25 per share for the period commencing upon the date of issuance of the Units and ending on the day which is the earlier of (i) 18 months from the date of issuance of the Units and (ii) 12 months from the effective date of our proposed registration statement. Both the Warrant Shares and the common shares issued pursuant to the private placement offering are to be proposed for registration under the United States Securities Act of 1933, as amended. We paid finders fees of 5% of the gross cash proceeds received under the private placement offering and 10% restricted common shares on the gross units issued, with such restricted shares carrying piggy back registration rights.

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

Effective July 3, 2006, we filed the 2006 Registration Statement under the 1933 Securities Act to register 8,415,000 shares of common stock issued and the 7,650,000 shares of common stock underlying the Warrants. The 2006 Registration Statement was not declared effective before financial penalties were due pursuant to registration timing. Penalties accrued and unpaid to December 31, 2006 aggregate $419,671. As of the date of this Annual Report, we continue to incur 1% of $7,450,000 raised per month of delay until the 2006 Registration Statement is declared effective by the Securities and Exchange Commission.

CONVERSION OF NOTES

During fiscal year ended December 31, 2006, we issued an aggregate of 3,423,747 shares of our common stock in connection with the conversion of the Convertible Notes. An aggregate of $3,390,122 in principal and $33,625 in interest in the Convertible Notes was converted into the 3,423,747 shares of our common stock at a conversion price of $1.00 per share. We issued the shares of common stock in reliance upon Section 4(2) of the Securities Act.

EXERCISE OF SERIES B WARRANTS

During fiscal year ended December 31, 2006, we have issued an aggregate of 250,000 shares of our common stock in connection with the exercise of Series B Warrants at $1.00 per Series B Warrant for aggregate proceeds of $250,000. The Series B Warrants were originally issued as part of a secured convertible note unit offering and the shares of common stock underlying the warrants were registered under the Securities Act pursuant to a registration statement on Form SB-2.

STOCK OPTIONS

During fiscal year ended December 31, 2006, we issued an aggregate of 1,150,000 shares of our common stock pursuant to the exercise of a total of 1,150,000 Stock Options, which were exercised at $1.25 per share for aggregate proceeds of $1,437,500. In addition, 500,000 share options issued during 2005 were exercised during 2006 at $1.00 per share for aggregate proceeds of $500,000.

OAK HILLS SHARE EXCHANGE AGREEMENT

On January 23, 2006, we issued an aggregate of 6,000,000 shares of our restricted common stock to the shareholders of Oak Hills International, Inc. at a price of approximately $0.637645 per share in accordance with the terms and provisions of the Oak Hills Share Exchange Agreement. The per share consideration was calculated by reference to the of the assets of Oak Hills obtained from the independent third party valuation, and management’s further calculation of net tangible value inclusive of all other balance sheet assets, current, and long-term liabilities of the acquired companies resulting in the shares issued as consideration, with such shares issued at a 6.3% discount to the trading value of our stock as at December 22-23, 2005, the transaction valuation date. The shares were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Securities Act. In addition, we also negotiated favorable terms on long term debt that formed part of the acquisition deferring payment of interest and principle for a period of two years. Oak Hills had outstanding promissory notes totaling $1,295,261, which accrue interest at 9% per annum and required no payments of interest or principal until the end of a two year term ending January 22, 2008. The security underlying the promissory notes was sold in January 2007. On January 26, 2007, we repaid an aggregate of $1,523,736 of principal and interest to four debt holders of Oak Hills which had a secured interest in our drilling rig that was sold on January 2, 2007.

EURXCHANGE CONSULTING LTD.

On February 15, 2006, we issued an aggregate of 400,000 shares of our restricted common stock in accordance with the terms and provisions of the EurXchange Consulting Agreement. Pursuant to the terms and provisions of the EurXchange Consulting Agreement, we issued to EurXchange an aggregate of 400,000 shares of our restricted common stock. The shares were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for fiscal years ended December 31, 2005 and 2006, which financial statements are included elsewhere in this Annual Report.

	For Fiscal Year Ended December 31, 2006 (audited)	For Fiscal Year Ended December 31, 2005 (audited)
Revenues Oil and Gas Revenue
Oil and Gas revenues	$ 761,656	$ 693,860
Drilling revenues	1,575,285	-0-
Total Revenues	$ 2,336,941	$ 693,860

Operating Expenses
Operating costs and taxes	$ 474,696	$ 213,377
Rig well and pulling unit expense	905,148	-0-
Salaries, wages and related personnel costs	847,300	-0-
Depreciation, depletion and amortization	1,209,969	259,609
General and administrative	2,520,652	864,964
Consulting - stock-based	-0-	1,913,991
Impairment of other equipment	1,600,000
Impairment of oil and gas properties	2,150,000
Investor relations and promotion	2,238,575	1,205,743
Net Loss From Operations	$ (9,609,399)	$ (3,763,824)
Interest and finance fees	(3,255,450)	(4,775,039)
Derivative liability gain	2,288,000	-0-
Net Loss	$ (10,576,849)	$ (8,538,863)

MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operation

For Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

Our net loss during fiscal year ended December 31, 2006 was approximately $ (10,576,849) compared to $ (8,538,863) for fiscal year ended December 31, 2005 (an increase of $2,037,986).

During fiscal year ended December 31, 2006, we generated $2,336,941 in gross revenue compared to $693,860 in gross revenue generated during fiscal year ended December 31, 2005 (an increase of $1,643,081), resulting primarily fromwell drilling and services revenues generated by our subsidiary, Oak Hills Drilling and Operating, LLC. Prices from natural gas averaged $4.94 per mcf (net of marketing and transportation costs) during fiscal year ended December 31, 2006 compared to $5.30 per mcf for fiscal year ended December 31, 2005. Volume of gas sold for fiscal year ended December 31, 2006 was approximately 153,971 mcf up from approximately 130,942 mcf from fiscal year ended December 31, 2005. Increased volume was due to new wells coming into production, however, increases were moderated by the decline in production from older wells and an increase in average production costs increasing from $1.63 per mcf in 2005 to $3.11 per mcf in 2006.

During fiscal year ended December 31, 2006, we incurred operating expenses in the aggregate amount of $11,946,340 compared to $4,457,684 incurred during fiscal year ended December 31, 2005 (an increase of $7,488,656). The operating expenses incurred during fiscal year ended December 31, 2006 consisted of: (i) operating costs and taxes of $474,696 (2005: $213,377); (ii) depreciation, depletion and amortization of $1,209,969 (2005: $259,609); (iii) general and administrative of $2,520,652 (2005: $864,964); (iv) investor relations and promotion of $2,238,575 (2005: $1,205,743); (v) drilling rig, well and pulling unit expense of $905,148 (2005: $0); (vi) salaries, wages and related of $847,300 (2005: $0); (vii) impairment of other equipment of $1,600,000 (2005: $0); (viii) impairment of oil and gas properties of $2,150,000 (2005: $0); and (ix) stock based compensation of $-0- (2005: $1,913,991). The increase in operating expenses incurred during fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005 resulted primarily from the increase in operating expenditures relating to the Company’s acquired subsidiary interest, Oak Hills Drilling and Operating, LLC, an increase in the scale and scope of well drilling operations and related capital expenditure, an increase in overall general administration, and an increase in investor relations and promotion relating to investor awareness programs. Increases were also the result of impairment to oil and gas property interests and impairment from the sale of the drilling rig previously owned by Oak Hills.

Of the $11,946,340 incurred as operating expenses during fiscal year ended December 31, 2006, an aggregate of $120,000 was incurred in fees payable to International Market Trend (“IMT”) for amounts due and owing for operational, administrative and consulting services rendered during fiscal year ended December 31, 2006. On November 10, 2003, we entered into a consulting agreement with IMT (the “Consulting Agreement”), whereby IMT performs a wide range of management, administrative, financial, and business development services for us. On August 19, 2005, we granted to IMT an aggregate of 1,150,000 stock options exercisable at $1.25 per share for a period of five years and on March 1, 2006, the stock options were re-assigned from IMT to two consultants of IMT under identical terms and conditions of the original grant in connection with business development services rendered to us.

Of the $11,946,340 incurred as operating expenses during fiscal year ended December 31, 2006: (i) an aggregate of $300,000 was incurred to our officers/directors for management fees. Furthermore, an additional $90,000 was incurred to Mr. Humphreys, who is also the sole officer and director of Oak Hills, as compensation during fiscal year ended December 31, 2006. In addition, Oak Hills incurred $42,000 to Mr. Humphreys and a relative of this director for rent on our field offices in Oklahoma. As at December 31, 2006, $73,916 is owed to us from Mr. Humphreyes and/or affiliates of Mr. Humphreyes for costs incurred in connection with certain well interests. Subsequent to December 31, 2006, we have received $46,922 of this amount due and owing. This director has previously been assigned a 10% carried working interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon lease, and has also been provided the right to purchase up to an additional 5% working interest of the Company’s total interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells. During 2006, compensation was recorded in connection with the costs of this carried working interest totaling $652,300. See “Item 10 - Executive Compensation.”

Our net loss from operations during fiscal year ended December 31, 2006 also includes $3,255,450 related to interest and finance fees and a gain of $2,288,000 related to the decrease in the fair value of derivative liability, and together with operating expenses results in a net loss of ($10,576,849). Included in interest and finance fees are non-cash amounts totaling $2,939,917 relating to the amortization of a convertible debt discount, deferred finance costs, and the fair value resulting from the re-pricing of certain warrants. The increase in net loss during fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005 is attributable primarily to the increase in operating expenditures relating to the Company’s acquired subsidiary interest, Oak Hills Drilling and Operating, LLC, an increase in the scale and scope of well drilling operations and related capital expenditure, an increase in overall general administration, and an increasing investor relations and promotion relating to investor awareness programs. Increases were also the result of impairment to oil and gas property interests and impairment from the sale of the drilling rig previously owned by Oak Hills but were offset by the gain realized on the decrease in the fair value of the derivative liability. Our net loss during fiscal year ended December 31, 2006 was ($10,576,849) or ($0.31) per share compared to a net loss of ($8,538,863) or ($0.49) per share for fiscal year ended December 31, 2005. The weighted average number of shares outstanding was 17,470,971 for the year ended December 31, 2005 compared to 33,918,870 at December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

For the year ended December 31, 2006, our current assets were $1,628,327 and our current liabilities were $9,863,157, resulting in a working capital deficit of $8,234,830. As at fiscal year ended December 31, 2006, current assets were comprised of: (i) $86,241 in cash and cash equivalents; (ii) $1,425,450 in accounts receivable; (iii) $73,916 in amounts due from related parties; (iv) $39,803 in current portion of deferred finance fees; and (vii) $2,917 in prepaid expenses and other. As at fiscal year ended December 31, 2006, current liabilities were comprised of: (i) $8,404,178 in accounts payable and accrued liabilities; (ii) $615,824 in current portion of convertible notes and accrued interest; (iii) $640,274 in promissory note and other short term advances; and (iv) $202,881 in amounts due to related parties. See “ - Material Commitments.”

For the year ended December 31, 2006, our total assets were $18,432,644 comprised of: (i) $1,628,327 in current assets; (ii) $2,767,225 in assets held for sale; (iii) $8,408,510 in carrying value of proved oil and gas properties (net of accumulated depletion); (iii) $5,049,858 in carrying value of unproved oil and gas properties; and (iv) $578,724 in other fixed assets (net of accumulated depreciation). The increase in total assets during fiscal year ended December 31, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in carrying value of proved and unproved oil and gas properties from well drilling and leasehold related capital expenditures.

For the year ended December 31, 2006, our total liabilities were $12,697,947 comprised of: (i) $9,863,157 in current liabilities; (ii) $1,538,829 in derivative liability; and (iii) $1,295,961 in long term debt. The increase in total liabilities during fiscal year ended December 31, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in accounts payable from well drilling and leasehold related capital expenditures, and increases from long term debt and derivative liability.

Stockholders’ equity increased from $3,006,058 for December 31, 2005 to $5,734,697 for December 31, 2006.

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2006, net cash flow used in operating activities was ($4,941,033) compared to net cash flow used in operating activities of ($1,428,552) for fiscal year ended December 31, 2005. Net cash flow used in operating activities during fiscal year ended December 31, 2006 consisted primarily of a net loss of ($10,576,849) adjusted by $2,939,917 relating to non-cash interest and finance fee expenses, ($2,288,000) relating to a non-cash gain on derivative liabilities, $1,600,000 relating to impairment of equipment, $2,150,000 relating to impairment of oil and gas properties, $515,921 in depreciation, $694,048 in oil and gas depletion, and $262,500 in non-cash expenses.

During fiscal year ended December 31, 2006, net cash flow used in investing activities was ($4,077,287) compared to net cash flow used in investing activities of ($3,510,559) for fiscal year ended December 31, 2005. Net cash flow used in investing activities during fiscal year ended December 31, 2006 was primarily the result of ($3,845,864) in oil and gas property expenditures relating to our oil and gas properties and ($350,967) relating to the purchase of equipment, offset by $119,544 of cash acquired on acquisition of Oak Hills.

During fiscal year ended December 31, 2006, net cash flow from financing activities was $8,584,229 compared to net cash flow from financing activities of $5,133,150 for fiscal year ended December 31, 2005. Net cash flow from financing activities during fiscal year ended December 31, 2006 pertained primarily to $9,426,250 received as proceeds from the sales of shares of our common stock, ($763,735) in convertible note repayments, and ($222,423) in long term debt repayments.

PLAN OF OPERATION

During fiscal year ended December 31, 2006, we completed a private placement pursuant to which we issued an aggregate of 7,650,000 Units at a subscription price of U.S. $1.00 per Unit for total gross proceeds of $7,650,000; with each Unit being comprised of one common share and one non-transferable common stock purchase Warrant. Each resulting Warrant entitles the subscriber to purchase an additional share of our common stock ("Warrant Share") at a price of $1.25 per share for the period commencing upon the date of issuance of the Units and ending on the day which is the earlier of (i) 18 months from the date of issuance of the Units and (ii) 12 months from the effective date of our proposed registration statement. Both the Warrant Shares and the common shares issued pursuant to the private placement offering are to be proposed for registration under the 1933 Securities Act. We paid finders fees of 5% of the gross cash proceeds received under the private placement offering and 10% restricted common shares on the gross units issued, with such restricted shares carrying piggy back registration rights.

Effective July 3, 2006, we filed the 2006 Registration Statement under the 1933 Securities Act to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the Warrants. The 2006 Registration Statement was not declared effective before financial penalties were due pursuant to registration timing. Penalties accrued and unpaid to December 31, 2006 aggregate $419,671. As of the date of this Annual Report, we continue to incur 1.5% of $7,450,000 raised per month of delay until the 2006 Registration Statement is declared effective by the Securities and Exchange Commission.

Existing working capital, further advances and possible debt instruments, warrant exercises, further private placements, monetization of existing assets, and anticipated cash flow are expected to be adequate to fund our operations over the next two months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. In connection with our business plan, management will delay additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) drilling initiatives; and (iii) property acquisitions. We intend to utilize our best efforts to settle current finance accounts payables and liabilities with further issuances of securities, debt and or advances, monetization of existing assets, and revenues from operations. We will need to raise additional capital and increase revenues to meet both short term and long-term operating requirements.

During the fourth quarter of 2006 and to the date of the audit report, the Company has received six law suits from creditors of the Company for the payment of services and goods totaling approximately $785,445, one contractual mediation request from a creditor for the payment of services and goods totaling approximately $111,994, nine well liens for the payment of services and goods totaling approximately $333,771, and eighteen demand letters for the payment of services and goods totaling approximately $520,554 pursuant to expenditures incurred in the development of oil and gas assets on the Company’s leasehold interests. All amounts owing in connection with these law suits, mediation requests, well liens and demand letters have been accrued, as applicable, as of December 31, 2006. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

The report of the independent registered public accounting firms that accompanies our December 31, 2006 and  2005 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

Secured Convertible Notes

During 2007, a material commitment for us relates to the repayment of secured convertible debenture holders of the outstanding amounts of principal and interest accruing at 8% per annum. The secured convertible debt principal outstanding was $723,461 plus accrued interest of $9,100 as at December 31, 2006. During fiscal year ended December 31, 2006, we paid a total of $188,783 in interest, repaid an aggregate of $763,735 of principal, converted a total of $3,390,122 of principal and $33,626 of interest into shares of our common stock at a price of $1.00 per share under the terms of the convertible note agreements. As at December 31, 2006, we had convertible debt principal outstanding of $700,457 and $22,373 of accrued interest.

As at December 31, 2006, the remaining amounts of principal and interest due and owing under the convertible note agreements totaling $7,22,830 was payable in eight monthly principal and interest payments in either cash or shares of our common stock at the rate of $1.00 per share (the "Fixed Conversion Price") beginning on or about December 17, 2005 if our share price is trading above $1.00 per share at the date of payment. Commencing on the fourth month anniversary of the closing date of the issue of the Convertible Notes (September 16, 2005 and October 11, 2005), and on the first day or each month thereafter, the Convertible Notes must be repaid in cash in amount equal to 5% of the principal amount of the Notes together with all accrued interest due and payable up to the repayment date. If our shares are trading at less than $1.00 per share at the date of repayment, then we may repay outstanding monthly principal and interest in either cash or shares in our capital at a different rate than the Fixed Conversion Price. If the volume weighted average share price (the "VWAP") of the five trading days prior to a monthly payment date is less than the Fixed Conversion Price, then we may pay the monthly amount in cash or registered shares of our common stock at 75% of the VWAP for the five trading days prior to the monthly payment date. As of the date of this Annual Report, required monthly payments of principle and interest are approximately $95,172 monthly; however, as set forth below, we have elected to redeem the notes by making the payments described in the following paragraph. The holders of the Convertible Notes had a secured first interest in the assets of Lexington Oil and Gas Ltd. Co.

On December 27, 2006, we wrote to the holders of these notes to advise them that we had decided to exercise our redemption right under the notes by paying to the note holders the sum of money equal to 120% of the principal amount to be redeemed, together with accrued but unpaid interest. The redemption date was January 26, 2007, and the following amounts were due to the following note holders as of such date:

	Principal Amount Due on Dec. 16, 2006 ($)	Current Interest Rate (%pa)	Days to Jan. 26, 2007 (#)	Interest Owing ($)	Sub-Total ($)	20% Prepayment Penalty ($)	Redemption Amount payable Jan. 26, 2007 ($)

Alpha Capital Aktiengesellschaft	126,276.48	8	42	1,162.44	127,438.92	25,487.78	152,926.70
Enable Opportunity Partners LP	21,450.82	8	42	197.46	21,648.28	4,329.65	25,977.93
Enable Growth Partners LP	96,995.72	8	42	892.89	97,888.61	19,577.72	117,466.33
Double U Master Fund LP	175,746.18	8	42	1,617.83	177,364.01	35,472.80	212,836.81
RHP Mater Fund Ltd.	226,479.45	15	42	3,909.10	230,388.55	46,077.71	276,466.26
Notzer Chesed Corp.	76,512.45	15	42	1,320.63	77,833.08	15,566.62	93,399.70

Totals:	$723,461.10			$9,100.35	$732,561.45	$146,512.28	$879,073.73

Promissory Note

During 2007, a material commitment for us relates to an unsecured promissory note from one of our shareholders aggregating $600,000 (the "Promissory Note"). The provisions of the Promissory Note are:(i) two-year term with interest at the rate of 10% per annum; and (ii) interest to be paid on a quarterly basis with the principal to be repaid on or before the due date of the Promissory Note. As at December 31, 2006, there is $40,274 of accrued and unpaid interest on this loan.

Oak Hills Debt

During 2007, a material commitment for us on behalf of Oak Hills relates to outstanding promissory notes totaling $1,295,261, which accrues interest at 9% per annum, and require no payments of interest or principal until the end of a two-year term ending January 22, 2008. The promissory notes are owed to certain former shareholders of Oak Hills and are secured against the assets of Oak Hills. During fiscal year ended December 31, 2006, we accrued $106,730 of interest on these loans resulting in $226,136 in accumulated accrued interest due and owing. On January 26, 2007, the $1,295,961 in promissory notes and accrued interest of $227,775 was repaid in full pursuant to contractual obligation relating to the sale of equipment securing these notes.

Capital Expenditure Related Accounts Payable

As of the date of this Annual Report, Oak Hills has incurred capital expenditures relating to the drilling and completion of various wells and for the development of our various lease interests in Oklahoma and Texas. As a consequence of well performance, gas price volatility, and the lack of availability of debt and equity sources on commercially acceptable terms to us, our trade payables have increased to $5,907,204 as at December 31, 2006. We will continue to review available sources of debt and equity to satisfy these debts, and will also review the monetization of various of our assets as an alternative source of capital.

Lease Acquisition Expenditures - Comanche County, Texas

On March 3, 2006, effective January 31, 2006, we entered into the Comanche County Barnett Shale Exploration Agreement to jointly acquire and develop approximately 5,670 acres of Barnett Shale and shallow gas targets in Comanche County, Texas. The Company will pay approximately $1,225,500 for its 50% working interest in the new acreage through a combination of $575,000 in cash (paid during the period) and approximately $650,500 of carried drilling costs in the first Comanche Barnett Shale test well required to be drilled on or before September 1, 2006.  The test well commenced drilling on September 1, 2006 and we are currently evaluating the final costs associated with drilling in order to determine the total amounts owing. The Company is currently in negotiations and reconciliation of expenditures relating to the Joint Exploration Agreement in Comanche County, Texas.

2006 Registration Statement Penalties

On July 3, 2006, we filed the 2006 Registration Statement to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the Warrants. The 2006 Registration Statement was not declared effective before financial penalties were due pursuant to registration timing. Penalties accrued and unpaid to December 31, 2006 aggregate $419,671. As of the date of this Annual Report, we continue to incur 1.5% of $7,450,000 raised per month of delay until the registration statement is declared effective by the Securities and Exchange Commission.

Mineral Property Liens

As of the date of this Annual Report, the following liens or claims have been made against our mineral properties:

•
January 12, 2007 Notice of Claim of Lien by Red River Well Service, Ltd., notifying us of a lien filed in Vol. 1332, Page 93 of the real property records of Palo Pinto County, Texas, in the amount of $84,841.19, with respect to materials/services furnished in connection with the Gilbert property.

•
January 12, 2007 Notice of Claim of Lien by Red River Well Service, Ltd., notifying us of a lien filed in Book 2383, Page 1843 of the real property records of Parker County, Texas, in the amount of $62,635.30, with respect to materials/services furnished in connection with the Martin Cantrell property.

•
January 10, 2007 Petition for Suit on Sworn Account by Oil Field Service Company, Inc., filed in the District Court of Palo Pinto County, Texas, seeking judgment in the amount of $20,643.33, plus interest and attorney's fees, with respect to materials/services furnished in connection with one of our mineral properties.

•
December 28, 2006 Notice of Mechanic's and Materialmen's Liens to be filed in Palo Pinto and Comanche Counties, Texas, by Well Management Partners, LLC, in an aggregate amount of $57,966.50, with respect to materials/services furnished in connection with the Gilbert and Petta properties.

•
December 13, 2006 Notice of Demand for Payment by Coil Tubing Services, LLC, in the amount of $58,194.32, plus attorney's fees, with respect to materials/services furnished in connection with one of our mineral properties.

•
December 4, 2006 Notice of Intent to File Liens by Ulterra Drilling Technologies, LP, in Parker and Palo Pinto Counties, Texas, in an aggregate amount of $49,919.54, with respect to materials/services furnished in connection with the Martin Cantrell and Gilbert properties.

•
November 27, 2006 Statement of Lien and Affidavit by Sun West Mud Company, Inc., filed in Parker County, Texas, in the amount of $25,069.06, plus interest, with respect to materials/services furnished in connection with the Martin Cantrell lease.

•
Cude Oilfield Contractors Inc. and Cude Energy Services Inc. (collectively, the "lienholders"), recorded mineral property liens to secure payment in connection with amounts owed to the lienholders totaling $589,407 relating to labor, materials and services provided by the lienholders on certain of our drilling sites located in Texas. The properties subject to the liens include the Olive Lease in Tarrant County, the Martin Cantrell Lease in Parker County and the Gilbert Lease in Palo Pinto County. Subsequently, on or about December 1, 2006, the lienholders filed suit in each of Tarrant, Parker and Palo Pinto Counties, Texas, in connection with such claims.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

CRITICAL ACCOUNTING POLICIES

Basis of accounting

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lexington and Oak Hills. Lexington was acquired by reverse acquisition on November 19, 2003 and Oak Hills was acquired January 23, 2006. All significant inter-company transactions and account balances have been eliminated upon consolidation.

Our financial position, results of operations and cash flows include those of the Company and Lexington for all periods presented and those of Oak Hills since January 23, 2006, being the date of the acquisition.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. . Accounts receivable are stated at the historical carrying amount net of allowances for uncollectible accounts. The Company establishes an allowance for uncollectible accounts based on specific customer collection issues the Company has identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when the Company has determined the balance will not be collected.

Oil and Gas Properties

We follow the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. We currently operate solely in the U.S.A.

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

We apply a ceiling test to capitalized costs which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate of the estimated future net revenues from production of proven reserves at year end market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, a write-down of carrying value is charged to depletion in the period.

Property and other equipment

Property and other equipment are stated at cost. Depreciation is computed using straight-line method over the estimated useful lives of the assets for financial reporting purposes. Drilling rigs and related equipment have estimated useful lives of ten years. Automobiles, trucks, other equipment, software, furniture, fixtures and office equipment have estimated useful lives of five years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying consolidated statement of operations of the respective period.

Asset Retirement Obligations

We have adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of December 31, 2006, management has determined that there are no material asset retirement obligations.

Impairment of Long-Lived Assets

We review our long-term assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that, when events or circumstances indicate that the carrying amount of an asset may not be recoverable, we should determine if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the assets, an impairment exists and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the assets. During 2006, we recorded impairments of certain of our oil and gas properties and other equipment.

Earnings (Loss) Per Share

We compute loss per share in accordance with SFAS No. 128, Earnings per Share which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby we recognize oil and natural gas revenue based on the amount of oil and gas sold to purchasers, when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period in which revenue is earned.

We enter into contracts with customers whereby related drilling and service revenues are earned and recognized on a per-day basis as services are rendered when collectibility is deemed probable.

Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, promissory notes and convertible notes were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Our current and planned operations are located in the States of Oklahoma and Texas, in the United States, and as a result we are not subject to significant exposure to market risks from changes in foreign currency rates.

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash and cash equivalents are held at a major U.S. based financial institution. We manage and control market and credit risk through established formal internal control procedures, which are reviewed on an ongoing basis.

Use of Estimates

The preparation of these financial statements requires the use of certain estimates by management in determining our assets, liabilities, revenues and expenses. Actual results could differ from such estimates. Depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of oil and gas reserves. There are numerous uncertainties in estimating the quantity of reserves and in projecting the future rates of production and timing of development expenditures, including future costs to dismantle, dispose, plug, and restore our properties. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Proved reserves of oil and natural gas are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions.

Income taxes

We follow the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantial enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that we will not realize the future benefit, or if future deductibility is uncertain.

Cash and cash equivalents

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Stock Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, (“SFAS 123R”). Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods have not been restated.

All previously granted stock options had fully vested as at December 31, 2005 and during the year ended December 31, 2006, we did not grant any new stock options or modify any previously existing stock options. Accordingly, our results of operations for the year ended December 31, 2006 were no different than if we had not adopted SFAS 123R. As a result, no  disclosure of the impact of adopting SFAS 123R has been provided. The following table illustrates the effect on net loss and net loss per share had we applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the comparative year ended December 31, 2005:

Year ended December 31, 2005

Net loss	As reported	$ (8,538,863)
SFAS No. 123 compensation expense	Pro-forma	(841,307)

Net loss	Pro-forma	$ (9,374,170)

Basic and diluted net loss per share	Pro-forma	$ (0.54)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by us in our fiscal year beginning on January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 was effective for our fiscal year ended December 31, 2006.  The adoption of SAB 108 did not have a material impact on our current or previously reported financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating the impact, if any, that FIN 48 will have on our financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-02, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. We have not yet determined the impact that the adoption of FSP 00-19-2 will have on our financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS

LEXINGTON RESOURCES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Lexington Resources, Inc.

We have audited the accompanying consolidated balance sheet of Lexington Resources, Inc. and subsidiaries, as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Resources, Inc. and subsidiaries as of December 31, 2006 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses from operations, a net working capital deficiency and accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Dallas, Texas
May 17, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lexington Resources, Inc.

We have audited the consolidated balance sheets of Lexington Resources, Inc. as at December 31, 2005 and the consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and the results of its operations and its cash flows and the changes in stockholders’ equity for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported significant losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, Canada
March 27, 2006

LEXINGTON RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,241	$520,332
Accounts receivable, net of allowance for doubtful accounts $177,367 (2005-$0)	1,425,450	184,546
Due from related parties (Note 8)	73,916	-
Prepaid expenses and other	2,917	-
Current portion of deferred finance fees (Note 6)	39,803	401,715
	1,628,327	1,106,593

DEFERRED FINANCE FEES (Note 6)	-	267,810

ASSETS HELD FOR SALE (Note 5)	2,767,225	-

PROPERTY AND EQUIPMENT (Note 4)
Oil and gas properties - full cost method of accounting
Proved, net of accumulated depletion $1,114,985 (2005 - $420,937)	8,408,510	2,329,448
Unproved	5,049,858	4,000,024
	13,458,368	6,329,472
Other equipment, net of accumulated depreciation of $235,858 (2005 - $1,328)	578,724	2,167
	14,037,092	6,331,639

	$18,432,644	$7,706,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,404,178	$936,265
Due to related parties (Note 8)	202,881	-
Promissory note and other short term advances (Note 6)	640,274	601,973
Current portion of convertible notes and accrued interest (Note 6)	615,824	1,940,781
	9,863,157	3,479,019
CONVERTIBLE NOTES (Note 6)	-	1,220,965
LONG TERM DEBT (Note 6)	1,295,961	-
DERIVATIVE LIABILITY (Note 7)	1,538,829	-
	12,697,947	4,699,984

CONTINGENCIES AND COMMITMENTS (Notes 1, 4, 6 & 8)

STOCKHOLDERS’ EQUITY (Note 7)
Common stock $.00025 par value: 200,000,000 shares authorized
Preferred stock, $.001 par value: 75,000,000 shares authorized
Issued and outstanding:
38,766,270 common shares (December 31, 2005 - 18,627,523)	10,611	5,575
Additional paid-in capital	30,398,613	16,297,665
Common stock purchase warrants	2,009,340	2,809,836
Accumulated deficit	(26,683,867)	(16,107,018)
	5,734,697	3,006,058

	$18,432,644	$7,706,042

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

REVENUES
Oil and gas revenue	$761,656	$693,860
Drilling and service revenue	1,575,285	-

	2,336,941	693,860

OPERATING EXPENSES
Operating costs and taxes	474,696	213,377
Rig, well and pulling unit expense	905,148	-
Salaries, wages and related	847,300	-
Depreciation, depletion and amortization	1,209,969	259,609
General and administrative	2,520,652	864,964
Consulting - stock-based	-	1,913,991
Impairment of other equipment (Note 5)	1,600,000	-
Impairment of oil and gas properties (Note 4)	2,150,000	-
Investor relations and promotion	2,238,575	1,205,743

	11,946,340	4,457,684

NET LOSS FROM OPERATIONS	(9,609,399)	(3,763,824)

INTEREST AND FINANCE FEES (Note 6)	(3,255,450)	(4,775,039)
GAIN ON DERIVATIVE LIABILITY (Note 7)	2,288,000	-

NET LOSS FOR THE YEAR	$(10,576,849)	$(8,538,863)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.31)	$(0.49)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	33,918,870	17,470,971

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON RESOURCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common stock		Additional Paid-In	Common Stock Purchase	Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2004, carried forward	16,999,038	$4,250	$8,947,604	$301,815	$(7,568,155)	$1,685,514

Common stock purchase warrants exercised between Feb 2, 2005 and Mar. 31, 2005 at $1.68 per share	278,014	70	510,090	(43,096)	-	467,064
Fees paid regarding warrants exercised between Feb. 2 and Mar. 31, 2005	-	-	(12,433)	-	-	(12,433)
Common stock purchase warrants exercised on April 1 and 18, 2005 at $1.68 per share	26,353	6	48,351	(4,085)	-	44,272
Fees paid regarding warrants exercised on April 1 and 18, 2005	-	-	(2,940)	-	-	(2,940)
Options exercised May 11, 2005 at $0.16667 per share	100,000	25	16,642	-	-	16,667
Fair value of 233,000 warrants attached to May 31, 2005 promissory notes	-	-	-	286,664	-	286,664
Issuance of common stock at $1.31 per share as finder’s fee on convertible notes	200,000	200	261,800	-	-	262,000
Stock based compensation	-	-	1,913,991	-	-	1,913,991
Discount on Convertible Notes and issuance of Class A& B warrants	-	-	3,336,828	2,523,172	-	5,860,000
Conversion of Convertible Notes to common stock at $1.00 per share between Nov. 30 and Dec 20, 2005 )	1,024,118	1,024	1,023,098	-	-	1,024,122
Common stock purchase warrants expired	-	-	254,634	(254,634)	-	-

Net loss year ended December 31, 2005	-	-	-	-	(8,538,863)	(8,538,863)

Balance, December 31, 2005	18,627,523	$5,575	$16,297,665	$2,809,836	$(16,107,018)	$3,006,058

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON RESOURCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common stock		Additional Paid-In	Common Stock Purchase	Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2005, carried forward	18,627,523	$5,575	$16,297,665	$2,809,836	$(16,107,018)	$3,006,058

Issued on acquisition of Oak Hills (Note 3)	6,000,000	1,500	3,822,690	-	-	3,824,190
Issued on exercise of stock options at $1.00 per share - March 13, 2006	500,000	125	499,875	-	-	500,000
Issued on exercise of stock options at $1.25 per share - March 21, 2006	1,150,000	288	1,437,212	-	-	1,437,500
Conversion of Convertible Notes to common stock at $1.00 per share Between February 21, 2006 and May 16, 2006 (Note 7)	3,423,747	856	3,422,892	-	-	3,423,748
Issued for services at $0.75 per share	400,000	100	299,900	-	-	300,000
Deferred compensation component of shares issued for services	-	-	(300,000)	-	-	(300,000)
Issued for private placement at $1.00 per share, net of cash finders’ fees of $411,250	7,650,000	1,913	7,124,837	112,000	-	7,238,750
Issued as finders’ fees on private placement	765,000	191	(191)	-	-	-
Reallocation of derivative component of private placement financing (Note 7)	-	-	(4,246,500)	-	-	(4,246,500)
Issued on exercise of warrants at $1.00 per share	250,000	63	249,937	-	-	250,000
Finance cost on repricing of warrants (Note 7)	-	-	-	615,300	-	615,300
Reallocated on exercise of common stock purchase warrants	-	-	130,358	(130,358)	-	-
Reallocated on expiration of common stock purchase warrants	-	-	1,397,438	(1,397,438)	-	-
Amortization of deferred compensation	-	-	262,500	-	-	262,500
Net loss year ended December 31, 2006	-	-	-	-	(10,576,849)	(10,576,849)

Balance, December 31, 2006	38,766,270	$10,611	$30,398,613	$2,009,340	$(26,683,867)	$5,734,697

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(10,576,849)	$(8,538,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	1,913,991
Non-cash expenses	262,500	160,708
Oil and gas depletion	694,048	259,609
Depreciation	515,921	830
Non-cash interest and finance fees (Note 6)	2,939,917	4,614,238
Impairment of other equipment	1,600,000	-
Impairment of oil and gas properties	2,150,000	-
Gain on derivative liability	(2,288,000)	-
Changes in working capital assets and liabilities:
Accounts receivable	(439,395)	(47,973)
Prepaid expenses and other	17,532	-
Accounts payable	198,326	97,601
Accrued liabilities	(15,033)	111,307

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(4,941,033)	(1,428,552)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(350,967)	-
Additions to oil and gas properties	(3,845,864)	(3,510,559)
Cash acquired on acquisition of Oak Hills, net of transaction costs	119,544	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(4,077,287)	(3,510,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Drilling obligation payments	-	(1,180,915)
Advances from (to) related parties	144,137	-
Convertible note advances (repayments)	(763,735)	5,201,435
Promissory notes	-	600,000
Long term debt repayments	(222,423)	-
Proceeds on sale of common stock	9,426,250	512,630

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,584,229	5,133,150

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(434,091)	194,039

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	520,332	326,293

CASH AND CASH EQUIVALENTS, END OF YEAR	$86,241	$520,332

SUPPLEMENTAL CASH FLOW INFORMATION (Note 9).

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

Commencing in the fourth quarter of 2006, management of the Company considered monetizing certain of the Company's assets and those of Oak Hills in order to decrease liabilities and overhead incurred by the Company in connection with previous capital expenditures and as a result of a lack of current debt and equity resources made available to the Company. On January 2, 2007, the Board of Directors of the Company authorized and approved the execution by Oak Hills of an agreement dated December 29, 2006 with Innovative Energy Services for the sale of the Company’s Drilling Rig. In accordance with the Agreement, Innovative Energy Services paid to Oak Hills an aggregate amount of $3,100,000 for the Drilling Rig and certain related equipment (Refer to Note 5).

Going Concern
The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $8,234,830 at December 31, 2006, has incurred losses since inception of $26,683,867 and further losses are anticipated in the development of its oil and gas properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing losses and property development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances and debt instruments, as well as further equity placements.

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

During 2006 the Company completed a private placement of shares at $1.00 per shares for gross proceeds of $7,650,000 as described in Note 6.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of accounting
The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

(b) Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lexington and Oak Hills. Lexington was acquired by reverse acquisition on November 19, 2003 and Oak Hills was acquired January 23, 2006 (refer to Note 3). All significant inter-company transactions and account balances have been eliminated upon consolidation.

The Company’s financial position, results of operations and cash flows include those of the Company and Lexington for all periods presented and those of Oak Hills since January 23, 2006, being the date of the acquisition.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(c) Accounts Receivable
The Company performs ongoing credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis.  Accounts receivable are stated at the historical carrying amount net of allowances for uncollectible accounts. The Company establishes an allowance for uncollectible accounts based on specific customer collection issues the Company has identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when the Company has determined the balance will not be collected.

(d) Oil and Gas Properties
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

(e) Property and other equipment
Property and other equipment are stated at cost. Depreciation is computed using straight-line method over the estimated useful lives of the assets for financial reporting purposes. Drilling rigs and related equipment have estimated useful lives of ten years. Automobiles, trucks, other equipment, software, furniture, fixtures and office equipment have estimated useful lives of five years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited in the accompanying consolidated statement of operations of the respective period.

(f) Asset Retirement Obligations
The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of December 31, 2006, management has determined that there are no material asset retirement obligations.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(g) Impairment of Long-Lived Assets
The Company reviews its long-term assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that, when events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company should determine if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the assets, an impairment exists and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the assets. During 2006, the Company recorded impairments of certain of its oil and gas properties and other equipment as described in Notes 4 and 5.

(h) Earnings (Loss) Per Share
The Company computes loss per share in accordance with SFAS No. 128, Earnings per Share swhich requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

(i) Revenue Recognition
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

The Company enters into contracts with customers whereby related drilling and service revenues are earned and recognized on a per-day basis as services are rendered when collectibility is deemed probable.

(j) Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, promissory notes and convertible notes were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s current and planned operations are located in the States of Oklahoma and Texas, in the United States, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.

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

(k) Use of Estimates
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

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l) Income taxes
Income taxes are accounted for asset and liability method of SFAS #109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantial enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if future deductibility is uncertain.

(m) Cash and cash equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

(n) Stock Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, (“SFAS 123R”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods have not been restated.

All previously granted stock options had fully vested as at December 31, 2005 and during the year ended December 31, 2006, the Company did not grant any new stock options or modify any previously existing stock options. Accordingly, the Company’s results of operations for the year ended December 31, 2006 were no different than if the Company had not adopted SFAS 123R. As a result, no disclosure of the impact of adopting SFAS 123R has been provided. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the comparative year ended December 31, 2005:

		Year ended December 31, 2005

Net loss	As reported	$(8,538,863)
SFAS No. 123 compensation expense	Pro-forma	(841,307)

Net loss	Pro-forma	$(9,380,170)

Basic and diluted net loss per share	Pro-forma	$(0.54)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 was effective for the Company’s year ended December 31, 2006.  The adoption of SAB 108 did not have a material impact on the Company’s current or previously reported financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-02, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial position, results of operations or cash flows.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

Prior to the acquisition of Oak Hills, there were 18,627,523 shares of common stock of the Company outstanding. Accordingly, the pre-acquisition shareholders of the Company owned approximately 76% of the post-acquisition issued and outstanding shares of the Company’s common stock. As a result, this business combination has been accounted for using the purchase method with the Company being the acquirer.

The fair value of the assets acquired and liabilities assumed effective January 23, 2006 are as follows:
Current assets	$ 1,024,458
Property, plant and equipment	5,228,736
Current liabilities	(842,836)
Due to related parties	(1,280,789)
Long term debt	(222,423)

$3,907,146

Consideration paid
- 6,000,000 common shares at $0.6374 per share	$ 3,824,190
- transaction costs	82,956

$3,907,146

The results of operations and cash flows presented include those of the Company for all periods presented and those of Oak Hills for the period from January 23, 2006 to December 31, 2006.

The following unaudited pro forma information for the years ended December 31, 2006 and 2005 presents the pro forma results of operations as if the acquisition had occurred as of January 1, 2006 and January 1, 2005, respectively. The pro forma information presented is not necessarily indicative of what would have occurred had the acquisition been made as of January 1, 2006 and 2005, nor is it necessarily indicative of future results of operations. The following pro forma amounts give effect to appropriate adjustments for an increase in depreciation, additional intercompany profit elimination and an increase in weighted average shares outstanding.

	For the Year Ended December 31,
	2006	2005

Revenues	$2,683,574	$3,742,410

Net loss	$(10,552,777)	$(9,053,358)

Net loss per share - basic and diluted	$(0.31)	$(0.39)

Weighted average shares outstanding	34,280,514	23,470,971

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment includes the following:
	December 31,	December 31,
	2006	2005
Oil and gas properties:
Proved, subject to depletion	$ 11,673,495	$ 2,750,385
Unproved, not subject to depletion	5,049,858	4,000,024
Accumulated depletion	(1,114,985)	(420,937)
Impairment provision	(2,150,000)	-
Net oil and gas properties	13,458,368	6,329,472

Other equipment	841,859	3,495
Accumulated depreciation	(235,858)	(1,328)
Impairment provision	(27,277)	-
Net other property and equipment	578,724	2,167

Property and equipment, net of accumulated depreciation and depletion	$14,037,092	$6,331,639

For the year ended December 31, 2006 estimated future development costs totaling $3,686,000 were included in costs subject to amortization for the purposes of determining depletion for the year.

Total depletion expense per unit of production for the year ended December 31, 2006 was $4.51 per mcf (2005 - $1.04).

The Company's oil and gas activities are currently conducted in the United States. During the year ended December 31, 2006, the Company completed the following transactions related to its oil and gas activities:

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

Joint Exploration Agreement - Comanche County, Texas
On March 3, 2006, effective January 31, 2006, the Company entered into an exploration agreement with Dylan to jointly develop approximately 5,000 acres of Barnett Shale and shallow gas targets in Comanche County, Texas (the “Comanche County Exploration Agreement”). The property will be developed on a 50/50 equal working interest basis.  The Company’s subsidiary, Oak Hills will become the operator of the project.  The Company will pay approximately $1,225,500 for its 50% working interest in the new acreage through a combination of $575,000 in cash (paid during the period) and approximately $650,500 of carried drilling costs in the first Comanche Barnett Shale test well required to be drilled on or before September 2006.  The test well commenced drilling on September 1, 2006 and the Company is currently evaluating the final costs associated with drilling in order to determine the total amounts owing. It is estimated that the total amount owing for the acreage will be approximately $1,225,500, resulting in no additional amount to be paid after deducting the original payment of $575,000 and the carried drilling costs estimated to be $650,500. The Company is currently in negotiations and reconciliation of expenditures relating to the Joint Exploration Agreement in Comanche County, Texas.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 4: PROPERTY AND EQUIPMENT (continued)

During 2006, the Company’s leases relating the H-9 Prospect acreage lapsed according to their terms resulting in an impairment to the carrying value of unamortized property of $331,963. In accordance with the provisions of full cost accounting, the Company transferred this carrying value into its cost pool subject to amortization. Also during the year, certain other acreage leases were allowed to lapse, however, these expiries did not result in any property impairments.

On October 2, 2006, the Company entered into a convertible debt set-off agreement with Dylan (the “Convertible Debt Agreement”), relating to amounts due and owing to Dylan from fractures and completion of certain coal bed methane gas wells. Pursuant to the terms and provisions of the Convertible Debt Agreement: (i) Oak Hills sold to Ada Energy Services LLC (“AES”) certain of its assets, including two Wilson 600 duplex pumps for an aggregate consideration of $120,000 as a set-off for the debt due and owing to Dylan; (ii) Oak Hills had 120 days to pay the amount of $120,000 due and owing to Dylan to re-purchase the two Wilson pumps from AES for $120,000 plus the cost of any work done on them other than repairs made for damages caused by AES’ usage of the pumps; (iii) Oak Hills made a payment of $20,000 to Avatar Energy relating to the completion and fracture job on the Gray Well #1H-22 and the fracture job on the Dylan Well #1-23; and (iv) in the event Oak Hills does not re-purchase the Wilson pumps for $120,000 within the 120 days, the sale of the pumps will constitute full and complete settlement of the $120,000 due and owing Dylan. On January 27, 2007, the Company extinguished its obligations under the convertible debt set-off agreement with Dylan by repaying $120,000 to Ada Energy Services and reclaiming its pledged collateral (two Wilson 600 duplex pumps). Accordingly, as at December 31, 2006, the Company off-set the amount owing to Dylan against the carrying value of the pumps with the residual carrying value being included in the Rig and related equipment impairment provision as described in Note 5.

The following is a summary of the transactions involving the Company’s unproven properties not subject to depletion:

	Acquisition Costs	Development Costs	Total

Balance, December 31, 2004	$-	$1,419,447	$1,419,447

Incurred during the year	2,327,230	309,347	2,636,577
Reallocated to proven and subject to depletion	-	(56,000)	(56,000)

Balance, December 31, 2005	2,327,230	1,672,794	4,000,024

Incurred during the year	72,000	2,013,524	2,085,524
Reallocated to proven and subject to depletion	(331,963)	(703,727)	(1,035,690)

Balance, December 31, 2006	$2,067,267	$2,982,591	$5,049,858

NOTE 5: ASSETS HELD FOR SALE

On January 2, 2007, the Company authorized and approved the execution by Oak Hills of an agreement dated December 29, 2006 with Innovative Energy Services pertaining to the sale of the Company’s drilling rig and related equipment. In accordance with the Agreement, Innovative Energy Services paid to Oak Hills a gross aggregate amount of $3,100,000 for the drilling dig and related equipment. The Agreement further required the Company to make certain lease buy out payments on the equipment totaling $332,775. These assets have been reclassified to assets held for sale at their net recoverable amount of $2,767,225 resulting in an impairment of the carrying value of these assets totaling $1,572,723 being recorded during the period. This Agreement was completed, and the net proceeds received effective January 5, 2007.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 6: LONG TERM DEBT, SHORT TERM DEBT AND OTHER ADVANCES

During the year ended December 31, 2006, the Company had the following activity in connection with long term debt, short term debt and other advances:

Promissory note
On December 20, 2005, the Company obtained an unsecured loan by way of promissory note from a shareholder of the Company totaling $600,000. The term of the loan is for two years with interest calculated at 10% per annum. Interest is to be paid on a quarterly basis with the principal to be repaid on or before the two year loan period. As of December 31, 2006, $40,274 (December 31, 2005 - $1,973) of accrued interest remains unpaid on this loan. Subject to available funds, the Company intends to repay this loan during the next 12 months and accordingly it has been classified as a current liability.

Long term debt
As at the date of the Oak Hills acquisition, Oak Hills had outstanding notes payable to financial institutions totaling $222,423 secured by certain assets of Oak Hills with interest rates ranging from 6.25% to 11.5% and maturing through October 2010. Subsequent to the acquisition of Oak Hills, the balance of these loans have been repaid and the security has been released.

As at the date of the Oak Hills acquisition, Oak Hills had outstanding promissory notes totaling $1,295,961 which accrue interest at 9% per annum, and require no payments of interest or principal until the end of a two year term ending January 22, 2008. These promissory notes are owed to certain former shareholders of Oak Hills, being vendors in the Oak Hills acquisition described in Note 3 and are secured against the assets of Oak Hills. During the year ended December 31, 2006, the Company accrued $106,730 of interest on these loans resulting in $226,136 of accrued interest owing which has been included in accounts payable.

On January 26, 2007, the $1,295,961 in promissory notes and accrued interest of $227,775 was repaid in full pursuant to the sale of equipment securing these notes (Refer to note 12).

Other short term advances
During the first quarter of 2006, the Company received an advance from a shareholder of the Company of $500,000. This amount was unsecured, non-interest bearing and without specific terms of repayment. During the year, this amount was applied towards subscriptions in connection with the Company’s private placement. (Refer to Note 7).

Secured convertible notes
As at December 31, 2005, the Company had secured convertible debt principal outstanding of $4,854,314 less an unamortized discount of $1,801,901 resulting in a net carrying value of $3,052,413 of which $1,831,448 plus accrued interest of $109,333 was recorded as a current liability. The convertible notes are due September 15, 2007 and bear interest at a rate of 8% per annum. The repayment of the notes has been guaranteed by Lexington supported by a collateral security agreement covering all the assets of Lexington. During the year ended December 31, 2006, the Company paid a total of $188,783 of interest, repaid a total of $763,735 of principal, and converted a total of $3,390,122 of principal and $33,626 of interest into common shares of the Company at a price of $1.00 per share under the provisions of the Convertible Note agreements. Also during the year, the Company recorded non-cash finance fees totaling $1,694,895 relating to the amortization of the discount on both converted and unconverted notes and $629,722 relating to the amortization of deferred issuance costs. As at December 31, 2006, the Company had convertible debt principal outstanding of $700,457 less an unamortized discount of $107,006 resulting in a net carrying value of $593,451 which, in addition to $22,373 of accrued interest, has been recorded as a current liability. On January 26, 2007, the Company repaid all outstanding convertible promissory notes principal of $700,457, accrued interest of $32,105, and a 20% penalty repayment amount of $146,512 for an aggregate amount of $879,074 to the remaining convertible note holders who had a secured interest on the assets of Lexington. (Refer to Note 7).

NOTE 7: STOCKHOLDERS' EQUITY

The authorized capital of the Company consists of 200,000,000 voting common shares with $0.00025 par value, and 75,000,000 non-voting preferred shares with $0.001 par value.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7: STOCKHOLDERS' EQUITY (continued)

Common Stock Issuances -year ended December 31, 2006
The Company entered into a one year consulting contract with a third party contractor, to provide financial and investor public relations and related matters in Germany. In connection with this agreement the Company issued 400,000 restricted shares of the Company’s common stock with a fair value of $300,000 and agreed to pay approximately $353,000 (EUR $293,000) over the term of the agreement. The $300,000 was initially recorded as a deferred compensation equity item of which $262,500 was expensed during the year.

During the year, 1,150,000 stock options were re-assigned from International Market Trend, Inc. (“IMT”) to two consultants of IMT in connection with business development services provided by IMT and the consultants to the Company. The options are exercisable at $1.25 per share for a term of 5 years and replaced 1,150,000 options previously granted to IMT which were concurrently cancelled. The exercise prices, terms and conditions of the new options issued were identical to those of the stock options cancelled. As these options were a reissuance of the original options and not a modification or replacement of the original option, the Company has not remeasured the fair value of the options at the reissuance date.

A total of 1,650,000 shares of common stock were issued on the exercise of options (500,000 at $1.00 per share and 1,150,000 at $1.25 per share) for cash proceeds of $1,937,500. All shares issued were previously registered on Form S-8.

The Company issued 6,000,000 restricted shares of common stock in connection with the acquisition of Oak Hills as described in Note 3.

The Company issued 3,423,747 shares of common stock on conversion of a total of $3,423,748 of convertible note principal and accrued interest amounts as described in Note 6.

A total of 250,000 shares of common stock were issued on the exercise of Series B warrants at $1.00 per share for cash proceeds of $250,000. The Series A and Series B warrants were originally issued as part of the secured convertible note unit offering and the shares of common stock underlying the warrants were registered by way of a Registration Statement on Form SB-2. The Series A and Series B warrants were originally issued at exercise prices of $1.50 per share and $1.25 per share, respectively. Under the original terms of the warrants, the exercise prices were subject to change under certain conditions relating to a subsequent financing. As a result of the private placement completed during the year, the Series A and Series B warrants were all repriced to $1.00 per share. During the year, the Company recorded a non-cash finance cost of $615,300 being the estimated fair value increase in the warrants resulting from the price reduction described above.

During the year, the Company completed a private placement pursuant to which the Company issued an aggregate of 7,650,000 units ("Unit") of the Company’s securities at a subscription price of U.S. $1.00 per Unit for total gross proceeds of $7,650,000; with each Unit being comprised of one common share and one non-transferable common stock purchase warrant ("Warrant"). Each resulting Warrant entitles the subscriber to purchase an additional common share (“Warrant Share”) of the Company at a price of $1.25 per share for the period commencing upon the date of issuance of the Units by the Company and ending on the day which is the earlier of (i) 18 months from the date of issuance of the Units and (ii) 12 months from the effective date of the Company’s proposed registration statement. Both the Warrant Shares and the common shares issued pursuant to the private placement offering are to be proposed for registration under the United States Securities Act of 1933, as amended. The Company paid finders fees of 5% of the gross cash proceeds received under the private placement offering and 10% restricted common shares on the gross units issued, with such restricted shares carrying piggy back registration rights. Of the total Units sold, 7,450,000 are subject to potential damages relating to the registration requirement. Effective July 3, 2006, the Company filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the common stock purchase warrants. This registration statement was not declared effective before financial penalties were due pursuant to registration timing. Penalties accrued and unpaid to December 31, 2006 total $419,671 and have been included in accounts payable and accrued liabilities. The Company continues to incur 1.5% of $7,450,000 raised per month of delay until the Registration Statement is declared effective.

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

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7: STOCKHOLDERS' EQUITY (continued)

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

As at issuance of the shares and warrants, the fair value of the warrants was estimated to be $4,172,000 using the Black-Scholes option-pricing model as described above. The fair value of the liquidated damages on the common stock and warrants at issuance was estimated to be $74,500. This estimate was based on the probability of non-registration over time and the damages related thereto. The total fair value of the combined warrants and liquidated damages was $4,246,500 at issuance of the shares and warrants and was recorded as a derivative liability which will be revalued each quarter until the liquidated damages provisions expire. Changes in the fair value estimate over this period will be recorded in the consolidated statement of operations.

As at December 31, 2006, the fair value of the warrants was estimated to be $36,500 using the Black-Scholes option-pricing model with the following assumptions: expected warrant life of .83 years, risk-free interest rate of 5%, dividend yield of 0% and expected volatility of 89%. As at December 31, 2006, the fair value of the liquidated damages on the common stock and warrants was estimated to be $1,922,000. As at December 31, 2006, the combined derivative liability had a carrying value of $1,958,500. During the year ended December 31, 2006, the company recorded a gain of $2,288,000 on the change in the carrying value of the derivative liability resulting primarily from a decline in the price of the Company’s common stock of approximately 82%.

The carrying value of the derivative liability is summarized as follows:

Derivative liability:
Fair value of warrants subject to registration damages	$4,172,000
Estimated fair value of liquidated damages on common shares and warrants	74,500

Balance as at issuance of the shares and warrants	4,246,500
Change in fair value for the year ended December 31, 2006	(2,288,000)
Less: actual damages accrued to December 31, 2006	(419,671)

Derivative liability, December 31, 2006	$1,538,829

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7: STOCKHOLDERS' EQUITY (continued)

Allocated as follows:
Fair value of warrants subject to registration damages	$ 36,500
Estimated fair value of liquidated damages on common shares and warrants	1,922,000
Less: actual damages accrued to December 31, 2006	(419,671)

$ 1,538,829

Common Stock Issuances -year ended December 31, 2005
On July 21, 2005 the Company issued 200,000 restricted common shares to C.K. Cooper & Co., relating to a termination and settlement agreement regarding debt financing by the Company. The fair value of these shares at the date of issuance was estimated to be $262,000 which was recorded as an increase in equity and a charge to deferred finance fees which was expensed during 2005 on repayment of the promissory notes. The shares were registered for resale pursuant to contractual obligations.

A total of 304,367 shares of common stock were issued on the exercise of share purchase warrants at $1.68 per purchase warrant for proceeds of $495,964, net of brokers’ fees of $15,373 in accordance with the Company’s agreements with the broker.

A total of 100,000 shares of common stock were issued on the exercise of options at $0.16667 per share for cash proceeds of $16,667. All shares issued were previously registered on Form S-8.

The Company issued 1,024,118 shares of common stock on conversion of a total of $1,024,122 of convertible note principal and accrued interest amounts as described in Note 6.
Share Purchase Warrants
A summary of the Company’s stock purchase warrants as of December 31, 2006 and 2005, and changes during the years then ended is presented below:

	Number of Warrants	Weighted average exercise price per share		Weighted average remaining contractual life (in years)
			$
Balance, December 31, 2004	1,947,039	2.02		0.60
Issued during the year	6,679,000	1.07
Exercised during the year	(304,367)	1.68
Expired during the year	(1,642,672)	2.08
Balance at December 31, 2005	6,679,000	1.07		2.09
Issued during the year	7,650,000	1.25
Exercised during the year	(250,000)	1.00
Expired during the year	(2,680,000)	1.00
Balance at December 31, 2006	11,399,000	1.21		1.11

The Series A and Series B warrants were originally issued as part of the secured convertible note unit offering at exercise prices of $1.50 per share and $1.25 per share, respectively were subject to exercise price changes under certain conditions relating to a subsequent financing. As a result of the private placement completed during the year, the Series A and Series B warrants were all repriced to $1.00 per share. During the year, the Company recorded a non-cash finance cost of $615,300 being the estimated fair value increase in the warrants resulting from the price reduction described above. The table above has been restated, as required, to give effect to these price changes.

During the 2006 the Company reclassified from common stock purchase warrants to additional paid in capital, $130,358 (2005 - $47,181) on the exercise of warrants and $1,397,438 (2005- $254,634) on the expiration of warrants.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7: STOCKHOLDERS' EQUITY (continued)

Stock Options
The Company has stock options outstanding to certain employees, officers, directors and consultants of the Company and its subsidiaries. The Company’s Stock Option Plan (the “Plan”), most recently amended and approved by the board of directors on August 19, 2005, was effective August 7, 2003 for the purpose of advancing the interests of the Company and its stockholders. The Plan allows for the granting of options to key employees, officers, directors and consultants of the Company for terms not to exceed 10 years and at prices and vesting conditions to be determined by the board of directors. The Plan also allows for the granting of Incentive Stock Options that must be granted at no less than grant date market price of the Company’s common stock.

The Plan allows for a total of 7,500,000 options outstanding of which 1,285,000 were outstanding as at December 31, 2006 (2005 - 2,935,000; 2004 - 535,000) resulting in options available for grant of 6,215,000 as at December 31, 2006 (2005 - 4,565,000; 2004 - 6,965,000). To date, all options granted under the Plan have been immediately vested and exercisable, and accordingly, there is no unrecognized stock based compensation expense as at December 31, 2006 or 2005.

As at December 31, 2006, the Company had no stock options outstanding for which the exercise price was lower than the market value of the Company’s common stock. As at December 31, 2005, the Company had 50,000 stock options outstanding for which the exercise price was lower than the market value of the Company’s common stock with an estimated intrinsic value of $32,165.

The total estimated intrinsic value of options exercised during 2006 was 19,100 (2005 - $113,330). During 2006, no options were granted (2005 - $2,600,000). The weighted average grant date fair value of the options granted during 2005 was $1.06. Of the options granted during 2005, the fair value of 850,000 options granted with a weighted average grant date fair value of $0.99 was disclosed on a pro forma basis in Note 2 (n) the fair value of the remaining 1,750,000 options granted with a weighted average grant date fair value of $1.09 was charged to operations.

During 2005, the Company granted a total of 2,600,000 options to certain officers, directors and consultants of the Company. These options vested immediately and can be exercised for periods ending between February 1, 2010 and August 19, 2010 at prices ranging from $1.00 to $1.25. The fair value of the options granted during 2005 was estimated to be $2,755,298 of which $1,913,991 was expensed during 2005 and $841,307 was disclosed on a pro-forma basis in Note 2. Management determined the fair value of stock options granted during 2005 using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 5.00 years, risk-free interest rate of 3.0%, dividend yield of 0% and expected volatility of 162%.

A summary of the Company’s stock option activity for the years ended December 31, 2006 and 2005 is as follows:

	Number of options	Weighted average exercise price per share		Weighted average remaining contractual life (in years)
			$
Balance, December 31, 2004	535,000	2.19		4.17
Granted during the year	2,600,000	1.16
Cancelled during the year	(100,000)	0.50
Exercised during the year	(100,000)	0.17
Balance, December 31, 2005	2,935,000	1.42		4.33
Granted during the year	-	-
Cancelled during the year	-	-
Exercised during the year	(1,650,000)	1.17
Outstanding at December 31, 2006	1,285,000	1.72		3.16

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7: STOCKHOLDERS' EQUITY (continued)

Stock Options (continued)

A summary of information about stock options as at December 31, 2006 is as follows:

Exercise Price	Number of options outstanding and exercisable	Weighted average remaining contractual life (in years	)

$0.167	50,000	1.88
$1.00	5,000	2.09
$1.25	850,000	3.64
$3.00	380,000	2.28

	1,285,000

A summary of information about stock options as at December 31, 2005 is as follows:

Exercise Price	Number of options outstanding and exercisable	Weighted average remaining contractual life (in years)

$0.167	50,000	2.88
$1.00	505,000	4.08
$1.25	2,000,000	4.64
$3.00	380,000	3.28

	2,935,000

NOTE 8: RELATED PARTY TRANSACTIONS

The Company previously entered into a one year contract with IMT on November 10, 2003, a private company that performs a wide range of management, administrative, financial, and business development services to the Company. The contract has been renewed annually. During the year, the Company incurred $120,000 (2005 - $120,000) in fees to IMT.

During 2006 the Company incurred (a) $180,000 to its officers for management fees (2005 - $179,150), (b) $127,543 to an officer and director for legal and other expense reimbursements and (c) $60,000 in fees to a director (2005 - $65,000).

As at December 31, 2006,  the Company owes $202,881 (2005 - $NIL) to these related parties.

During 2006, the Company incurred $90,000 in fees to the sole officer and director of Oak Hills who is also a director of the Company. In addition, Oak Hills incurred $42,000 to this director and a relative of this director for rent on the Company’s field offices in Oklahoma. This director has previously been assigned a 10% carried working interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon lease, and has also been provided the right to purchase up to an additional 5% working interest of the Company’s total interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells. During 2006, compensation was recorded in connection with the costs of this carried working interest totaling $652,300. As at December 31, 3006, a total of $73,916 is owed to the Company from this director and / or affiliates of this director for costs incurred in connection with certain well interests.

On January 1, 2005, the Company appointed Oak Hills as its elected operator for wells on its Wagnon Lease, and for further drilling to be conducted by the Company. During 2006 the Company acquired Oak Hills who continues to act as operator.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 8: RELATED PARTY TRANSACTIONS (continued)

During 2005 and 2006, the Company provided drilling and related services to Liberty Energy, Corp. (“Liberty”), a private company with a director in common with the Company. During 2006, as a result of an inability to obtain funding based on unsatisfactory initial drilling results, Liberty allowed its leases to lapse. Accordingly, during 2006, the Company recorded an impairment of amounts owing from Liberty for the drilling and related services totaling $107,807.

Refer to Notes 3 and 4.

NOTE 9: SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Year ended December 31,
	2006	2005
Cash paid during the period for:
Interest	$210,482	$158,828

Income taxes	$-	$-

Non-cash investing and financing:
Accrued and unpaid property additions	$6,127,080	$449,137

NOTE 10: INCOME TAXES

As of December 31, 2006, the Company had net operating loss carry forwards of approximately $29,079,000 that may be available to reduce future years’ taxable income and will expire, if not utilized, between the years 2007 and 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The Company’s actual income tax provisions differ from the expected amounts determined by applying the appropriate combined effective tax rate to the Company’s net income before taxes. The significant components of these differences are as follows:
	Year ended December 31, 2006	Year ended December 31, 2005

Net loss for the year	$(10,576,849)	$(8,538,863)
Combined corporate tax rate	37%	41%

Expected corporate tax recovery	3,913,400	3,500,900
Increase (decrease) resulting from:
Non deductible items and other permanent differences	(1,215,300)	(2,571,600)
Tax rate changes and assessement of NOL carry forward	2,656,200	-
Valuation allowance for the year	(5,354,300)	(929,300)

Provision for income taxes	$-	$-

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 10: INCOME TAXES (continued)

The tax effects of temporary differences that give rise to the Company’s future tax assets (liabilities) are as follows:

	2006	2005

Net operating losses carried forward	$10,759,300	2,819,000
Other equipment	(10,200)	-
Bad debt allowance	65,600
Oil and gas properties	(2,641,500)	-

	8,173,200	2,819,000
Less: valuation allowance	(8,173,200)	(2,819,000)

Net future tax assets	$-	$-

NOTE 11: CONCENTRATIONS

Revenue
For the year ended December 31, 2006, the Company had 4 customers that accounted for 27%, 19%, 18% and 14% of total revenue.  For the year ended December 31, 2005, the Company had 3 customers that accounted for 54%, 16% and 10% of total revenue.  .

Accounts Receivable
As of December 31, 2006, the Company had 3 customers that accounted for 55%, 19% and 12% of the total accounts receivable balance.  As of December 31, 2005, the Company had 3 customers that accounted for 42%, 15% and 14% of the total accounts receivable balance.

NOTE 12: SUBSEQUENT EVENTS

On January 2, 2007, the Company authorized and approved the execution by Oak Hills of an agreement dated December 29, 2006 with Innovative Energy Services pertaining to the sale of the Company’s drilling rig. In accordance with the Agreement, Innovative Energy Services paid to Oak Hills a gross aggregate amount of $3,100,000 for the Drilling Rig and related equipment. (See Note 5)

On January 26, 2007, the Company repaid all outstanding convertible promissory notes principal of $723,461, accrued interest of $9,100 and penalty repayment amounts of $146,512, in the aggregate amount of $879,073 to the remaining convertible note holders that had a secured interest on the assets of the Lexington.

On January 26, 2007, the Company repaid an aggregate of $1,523,736 of principal and interest to four debt holders of Oak Hills which had a secured interest in the Company’s drilling rig that was sold on January 2, 2007.

On January 27, 2007, the Company sold its two Wilson 600 duplex pumps to an unrelated party for $125,000. (See Note 4)

On February 26, 2007, the Company sold approximately 499 acres of Barnett Shale targeted exploration leases located in Hood County TX resulting in net proceeds of approximately $379,000.

To the date of the audit report, the Company has received six law suits from creditors of the Company for the payment of services and goods totaling approximately $785,445, one contractual mediation request from a creditor for the payment of services and goods totaling approximately $111,994, nine well liens for the payment of services and goods totaling approximately $333,771, and eighteen demand letters for the payment of services and goods totaling approximately $520,554 pursuant to expenditures incurred in the development of oil and gas assets on the Company’s leasehold interests. All amounts owing in connection with these law suits, mediation requests, well liens and demand letters have been accrued, as applicable, as of December 31, 2006.

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 13: DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (unaudited)

All of the Company’s Oil and Gas activities are conducted in the United States of America.

Capitalized Costs Relating to Oil and Gas Producing Activities at:

	December 31, 2006	December 31, 2005

Unproved oil and gas properties	$5,049,858	$4,000,024

Proved oil and gas	11,673,495	2,750,385
Accumulated depreciation, depletion, amortization and valuation allowances	(3,264,985)	(420,937)

Net capitalized costs	$13,458,368	$6,329,472

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities For the Year Ended:

	December 31, 2006	December 31, 2005
Acquisition Properties
- Proved	$-	$-

- Unproved	$72,000	$2,327,230

Exploration costs	$-	$-

Development costs	$9,900,944	$1,693,175

Results of Operations for Producing Activities For the Year Ended:

	December 31, 2006	December 31, 2005
Revenues
- Sales	$ 761,656	$ 693,860
- Transfers	-	-

Totals	761,656	693,860
Production Costs	(474,696)	(213,377)
Depreciation, depletion, amortization, and valuation provisions	(2,844,048)	(259,609)
Income tax expense	-	-

Results of operations from producing activities (excluding corporate overhead and interest costs)	$(2,557,088)	$220,874

LEXINGTON RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 13: DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (unaudited) (continued)

Reserve Quantity Information For the Year Ended:

	Oil December 31, 2006	Oil December 31, 2005	Gas - mcf December 31, 2006	Gas - mcf December 31, 2005

Proved developed and undeveloped reserves:
Beginning of year	-	-	12,477,000	1,350,903
Extensions and discoveries	-	-	(9,233,000)	11,375,856
Production	-	-	(153,972)	(249,759)
Sales of minerals in place	-	-	-	-

End of year	-	-	3,090,028	12,477,000

Proved developed reserves:
Beginning of year	-	-	1,618,000	1,176,008

End of year	-	-	1,243,000	1,618,000

Oil and gas applicable to long-term supply agreements with government or authorities in which the enterprise acts as a producer:

Proved reserves - beginning of year	-	-	12,477,000	1,350,903

Change during the year	-	-	(9,398,160)	11,126,097

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves

	December 31, 2006	December 31, 2005

Future cash inflows	$20,990,000	$60,228,000
Future production and development costs	(8,556,000)	(22,723,000)
Future income tax expense	-	-
Future net cash flows 10% annual discount for estimated timing of cash flows	(5,020,000)	(17,033,000)

Standardized measure of discounted future net cash flows	$7,414,000	$20,472,000

Sales and transfers of oil and gas produced, net of production costs	$(407,088)	$220,874

Net changes in prices and production costs	$-	$-

Extensions, discoveries and improved recovery, less related costs	$-	$-

Development costs incurred during the year	$9,900,944	$1,693,175

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 13, 2006, our Board of Directors approved and authorized the termination of the services of Dale Matheson Carr-Hilton LaBonte Chartered Accountants ("DMCL") as our independent registered public accounting firm. The termination of the services of DMCL was a result of communication between us and DMCL and the subsequent decision by our Board of Directors that it would be in our best interests to effect a change in auditors in order to address the needs of a small business development company with growing operations located in Oklahoma and Texas. During our two most recent fiscal years and any subsequent interim period preceding the resignation of DMCL, there were no disagreements with DMCL which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference to the subject matter of the disagreements in connection with its reports. The report of DMCL for fiscal years ended December 31, 2005 and 2004 indicated the following:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported significant losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty".

Except as described in the immediately preceding paragraph, the report of DMCL did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

On April 13, 2006, our Board of Directors approved and authorized the engagement of the services of Whitley Penn LLP ("WP"), as independent registered public accounting firm for the Company. The address and telephone/facsimile numbers for WP are as follows: 5420 LBJ Freeway, Suite 1440, Dallas, Texas 75240, telephone no. 972-392-6600 and facsimile no. 972-392-6601.

We did not previously contact WP prior to its engagement regarding application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was sought by us from WP prior to its engagement regarding an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Grant Atkins, our Chief Executive Officer (“CEO”) and Norman MacKinnon, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, Messrs. Atkins and MacKinnon concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Audit Committee Report

Our Board of Directors has established an audit committee. The members of the audit committee are Mr. Steven Jewett, Mr. Doug Humphreys, and Mr. Norman MacKinnon. One of the three members of the audit committee are “independent” within the meaning of Rule 10A-3 under the Exchange Act and are financial experts. The audit committee was organized in April 2004 and operates under a written charter adopted by the Board of Directors. See “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Committees of the Board of Directors.”

The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended December 31, 2006. The audit committee has also discussed with Whitley Penn the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Whitley Penn required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Whitley Penn their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.

Ethics Committee

Our Board of Directors has established an ethics committee. The member of our ethics committee is Mr. Grant Atkins, Mr. Douglas Humphreyes, and Mr. Steve Jewett. The ethics committee was organized in February 2005 and operates under a code of business conduct and ethics policy (the “Code”) adopted by the Board of Directors. See “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Committees of the Board of Directors.”

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

As of the date of this Annual Report our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Grant R. Atkins	46	President, Chief Executive Officer, Chairman, Principal Executive Officer and a director
Douglas Humphreys	54	Director
Norman J. R. MacKinnon	71	Director, Secretary, Treasurer and Chief Financial Officer
Steve Jewett	68	Director
Gino Cicci (resigned May 2, 2007)	70	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Grant R. Atkins. Grant R. Atkins has been our Chief Executive Officer since July 2003, our President since 2001 and our Secretary and a director since September 1998. For the past ten years, Mr. Atkins has been self-employed and has acted as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. From 1998 to March 31, 2004, Mr. Atkins provided consulting services through Investor Communications International, Inc. to a number of private and public companies, including us. Mr. Atkins received a Bachelor of Commerce degree from the University of British Columbia. Mr. Atkins is a director of Derminsonics, Inc., which is quoted on the OTC Bulletin Board. Mr. Atkins is not a director or officer of any other U.S. reporting company.

Douglas Humphreys. Douglas Humphreys has been a director since April 30, 2004 and is a member of our audit committee. Mr. Humphreys is also a manager of Oak Hills, one of our wholly-owned subsidiaries. Mr. Humphreys has been Operations Manager of Lexington Oil & Gas since November 2003 and an oil and gas consultant to Paluca Petroleum, Inc. since 1995. Mr. Humphreys is also an officer, director and sole shareholder of Paluca Petroleum, Inc. and has been a director of GHB Farms, Inc. Mr. Humphreys received his Bachelor of Science degree in Business and Geology from Southwest Oklahoma State University. Mr. Humphreys has been active in the industry for over 30 years, mostly in his home state of Oklahoma and in the surrounding oil and gas rich regions of the mid continent. His industry knowledge comes from hands-on experience helping to build several oil and gas producing companies to prominence. Mr. Humphreys is not a director or officer of any other U.S. reporting company.

Norman J. R. MacKinnon. Norman J. R. MacKinnon has been a director since April 30, 2004 and is a member of our audit committee. Mr. MacKinnon is a Chartered Accountant and has been the principal of NJR MacKinnon, CA since 1984. Mr. MacKinnon received his degree as a Chartered Accountant from the Institute of Chartered Accountants of British Columbia. Mr. MacKinnon is not a director or officer of any other U.S. reporting company. Mr. MacKinnon became our Secretary, Treasurer and Chief Financial Officer on January 3, 2007, replacing Vaughn Barbon, who resigned as of such date.

Steve Jewett. Steve Jewett has been a director since April 30, 2004. Since 1978, Mr. Jewett has been the owner of Stephen Jewett - Chartered Accountants. During his career, Mr. Jewett was auditor of several public companies. Mr. Jewett received his degree as a Chartered Accountant from the Institute of Chartered Accountants of British Columbia and is the audit committee's financial expert. Mr. Jewett is a currently a director of each of Morgan Creek Energy Corp. and Geneva Gold Corp., and was until mid-last year a director of Uranium Energy Corp.; each of which is quoted on the OTC Bulletin Board. Mr. Jewett is not a director or officer of any other U.S. reporting company.

Gino Cicci (resigned May 2, 2007). Gino Cicci has been a director since June 12, 2006. During the past five years, Mr. Cicci has been active within the oil and gas industry and has been engaged in providing consulting services to the
Company. In past years, he has been associated with junior companies that have drilled oil and gas in Alberta and Texas. He has also been engaged in companies that have explored various regions in the United State and Canada for precious metals. Mr. Cicci has a broad experience and knowledge of junior markets and will be an asset to us during our various phases of growth. Mr. Cicci is not a director or officer of any other U.S. reporting company.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no other significant employees.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

As of the date of this Annual Report, Messrs. Humphreys, Jewett and MacKinnon have been appointed as members to our audit committee. Two of the three members are “independent” within the meaning of Rule 10A-3 under the Exchange Act and are in addition financial experts. The audit committee operates under a written charter adopted by the Board of Directors on February 2, 2004.

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

Ethics Committee

Our Board of Directors has established an ethics committee. The members of the ethics committee are Mr. Grant Atkins, Mr. Douglas Humphreys, and Mr. Steve Jewett. The ethics committee was organized in February 2005 and operates under a code of business conduct and ethics policy (the “Code”) adopted by the Board of Directors.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION

Except as described below, none of our directors or officers received an annual salary and bonus that exceeded $100,000 during fiscal year ended December 31, 2006. Our officers and directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf. We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans. The following table sets forth the compensation received by Grant R. Atkins, Vaughn Barbon (who resigned as our Chief Financial Officer effective as of January 3, 2007), and Douglas Humphreys (the “Named Executive Officers”) during fiscal year ended December 31, 2006. Mr. Atkins and Mr. Barbon previously derived remuneration from us directly and through Investor Communications International, Inc., which previously provided a wide range of management, financial and administrative services to us.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Grant Atkins, President and CEO	2006	$145,000 (1)	-0-	-0-	-0-	---	---	---	$145,000
Vaughn Barbon, Chief Financial Officer and Treasurer	2006	$60,000 (1)	-0-	-0-	-0-	---	---	---	$60,000
Douglas Humphreys, Drilling Operations Manager	2006	$784,300 (2)	-0-	-0-	-0-	---	---	---	$690,772

(1) These amounts represent fees paid by us to the Named Executive Officers during the past year pursuant to various employment and consulting services agreements, as between us and the Named Executive Officers, which are more particularly described in this Annual Report. See “Item 10. Executive Compensation - Employment and Consulting Agreements.”

(2) Of this amount, $652,300 was incurred in accordance with the terms and provisions of the Consulting Agreement and the carried working interest in our wells held by Mr. Humphreys, $42,000 was incurred as a result of monthly rental payments of $3,500 for the office space in Oklahoma, and $90,000 was incurred by Oak Hills.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2006

The following table sets forth information as at December 31, 2006 relating to options that have been granted to the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Grant Atkins, Chief Executive Officer/President	-0-	-0-	-0-	--	---	---	---	-0-	-0-
Vaughn Barbon, prior Chief Financial Officer/Treasurer	-0-	-0-	-0-	--	--	--	--	-0-	-0-
Douglas Humphreys, Drilling Operations Manager	-0-	-0-	-0-	--	--	--	--	-0-	-0-

The following table sets forth information relating to compensation paid to our directors in 2006:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Grant Atkins	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Douglas Humphreys	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Steve Jewett	$60,000 (1)	-0-	-0-	-0-	-0-	-0-	-0-
Norman MacKinnon	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gino Cicci	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Paid as compensation for Mr. Jewett’s role as chairman of the Audit Committee.

EMPLOYMENT AND CONSULTING AGREEMENTS

Consulting Agreement

On July 12, 2004, we entered into a consulting agreement (the "Consulting Agreement") with Lexington Oil & Gas and Douglas Humphreys. Pursuant to the Consulting Agreement, Mr. Humphreys will assist in overseeing the drilling operations and the completion and management of our wells. Mr. Humphreys compensation pursuant to the terms and provisions of the Consulting Agreement will be: (i) $7,500 per month effective April 1, 2004, (ii) the assignment of up to 10% carried working interest of Lexington's interest in every well drilled on all properties held by us, including the Wagnon Lease (during fiscal year 2004 we recorded additional compensation expense to Mr. Humphreys of $117,030 being the estimated value of his 10% carried interest in our wells developed as at December 31, 2004); (iii) the right to purchase up to an additional 5% working interest of Lexington's interest in all wells drilled by us on our properties provided that funds for this participation are paid prior to the commencement of drilling of said wells; and (iv) grant of 200,000 stock options to purchase shares of our common stock at an exercise price of $3.00 per share (which were granted July, 2004). The Consulting Agreement can be terminated at any time with ninety days written notice by either party.

COMPENSATION OF DIRECTORS

Generally, our directors do not receive salaries or fees for serving as directors, nor do they receive any compensation for attending meetings of the board of directors. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, our directors are entitled to participate in our stock option plan. During fiscal year ended December 31, 2006, we paid Steve Jewett $60,000 in connection with his service as the chairman of the audit committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 38,766,270 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares Owned(1)	Percentage of Class(1)
Directors and Officers:
Grant R. Atkins 7473 West Lake Mead Road Las Vegas, Nevada 89128	350,000(2)	0.90%
Douglas Humphreys 7473 West Lake Mead Road Las Vegas, Nevada 89128	2,250,000(3)	5.80%
Norman J. R. MacKinnon 7473 West Lake Mead Road Las Vegas, Nevada 89128	27,500(4)	0.07%
Steve Jewett 7473 West Lake Mead Road Las Vegas, Nevada 89128	27,500(5)	0.07%
Gino Cicci 7473 West Lake Mead Road Las Vegas, Nevada 89128	Nil	Nil
All executive officers and directors as a group (5 persons)(6)	2,655,000	6.84%
Major Shareholders:
Orient Explorations Ltd. P.O. Box 97 Leeward Highway, Provinciales Turks & Caicos Islands	6,000,000(7)	15.48%
Longfellow Industries (B.C.) Ltd. 612 - 618 West 45th Avenue Vancouver, B.C. Canada, V5Z 4R7	3,000,000(8)	7.74%
Alexander Cox 760 Terminal Avenue Vancouver, B.C., Canada, V6A 2M5	5,155,134(9)	13.30%
Newport Capital Corp. Rennweg 28, Zurich, Switzerland, CH-8001	2,185,364(10)	5.64%
Eastern Capital Corp. P.O. Box 97 Leeward Hwy, Provinciales, Turks & Caicos Islands	2,110,000(11)	5.44%
Touradji Deep Rock Master Fund, Ltd. Spectrum GFA, P.O. 10243 APO, Anchorage Center, 2nd Floor, George Town, Grand Cayman, Cayman Islands, BWI	2,400,000(12)	6.19%
Touradji Global Resources Master Fund, Ltd. Spectrum GFA, P.O. 10243 APO, Anchorage Center, 2nd Floor, George Town, Grand Cayman, Cayman Islands, BWI	3,600,000(13)	9.29%

1.
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 38,766,270 shares issued and outstanding.

2.	This figure includes 350,000 shares which may be acquired on the exercise of Stock Options exercisable within 60 days of the date hereof.

3.	This figure includes 750,000 shares which may be acquired on the exercise of Stock Options exercisable within 60 days of the date hereof.

4.	This figure includes 27,500 shares which may be acquired on the exercise of Stock Options exercisable within 60 days of the date hereof.

5.	This figure includes 27,500 shares which may be acquired on the exercise of Stock Options exercisable within 60 days of the date hereof.

6.	This figure includes 1,155,000 shares which may be acquired on the exercise of Stock Options exercisable within 60 days of the date hereof.

7.
The sole shareholder of Orient Explorations Ltd. is Canopus Limited for Meridian Trust. The sole director of Orient Explorations Ltd. is Cockburn Directors, Ltd. Mr. Dempsey, as the authorized representative of Cockburn Directors Ltd., has the sole exclusive voting and disposition rights regarding shares of common stock.

8.
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

9.
Alexander Cox is the holder of record of 2,155,134 shares of our common stock. In addition, Longfellow Industries (B.C.) Ltd. is the holder of record of 3,000,000 shares of our common stock. The sole shareholder of Longfellow Industries (B.C.) is Irene V. Cox, the wife of Alexander Cox.

10.
This figure includes 1,782,114 shares and 113,000 warrants (immediately exercisable for one share each) held of record by Newport Capital Corp. We are informed that the Board of Directors of Newport Capital Corp. has delegated to Brent Pierce, one of its directors and officers, sole voting and dispositive power with respect to the shares of common stock owned by Newport Capital Corp. In addition, this figure includes (i) 5,250 shares held of record by Brent Pierce, (ii) 45,000 shares held of record by Dana Pierce, Brent Pierce's wife, (iii) 222,500 shares held of record by Parc Place Investments AG, and (iv) 17,500 shares held of record by Spartan Asset Group. We are informed that Brent Pierce shares dispositive and voting power with respect to the shares owned by Parc Place Investments AG and Spartan Asset Group in his capacity as an officer and director of these entities.

11.	This figure includes 1,055,000 shares which may be acquired on the exercise of warrants exercisable within 60 days of the date hereof.

12.	This figure includes 1,200,000 shares which may be acquired on the exercise of warrants exercisable within 60 days of the date hereof.

13.	This figure includes 1,800,000 shares which may be acquired on the exercise of warrants exercisable within 60 days of the date hereof.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR COMPENSATION

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction from May 1, 2004 to the date of this Annual Report, or in any proposed transactions, which has materially affected or will materially affect us. As they relate to the certain relationships and related transactions discussed below, Douglas Humphreys, one of our directors, is the sole officer, director and shareholder of Paluca Petroleum, Inc. Douglas Humphreys is also an officer and director of Oak Hills and a previous owner of a 25% shareholding in Oak Hills International until January 21, 2006. He is currently a director and officer of Oak Hills International.

OAK HILLS INTERNATIONAL

On January 26, 2006, we entered into the Oak Hills Share Exchange Agreement. For a complete description, see "Description of Business and Properties". On November 9, 2004, we entered into an agreement with Oak Hills to drill a ten well program and on January 1, 2005, we appointed Oak Hills as our elected operator for wells on our Wagnon Lease and for further drilling to be conducted by us. Douglas Humphreys, a director of our company, is also an officer and director of Oak Hills and a previous owner of a 25% shareholding in Oak Hills International until January 21, 2006. He is currently also a director and officer of Oak Hills International.

SADDLEBAG OILFIELD SERVICES

Saddlebag Oilfield Services ("Saddlebag") has provided completion services to Oak Hills Energy, Lexington's previous designated operator during 2004 for Lexington wells, Kellster #1-5, Kyndal #2-2, and Bryce #3-2 during 2004 and incurred direct expenses on behalf of Lexington. Mr. Humphreys is a director of Saddlebag and Pam Humphreys, Mr. Humphrey's wife, is the president of Saddlebag. During the 2004 fiscal year, Oak Hills Energy, Inc. paid Saddlebag a total of $44,567 for completion work on the three wells previously mentioned. The work included setting up the surface equipment, swabbing the well to initiate production, laying pipeline, setting up fences, compressor hookups and other related services. During the 2005 fiscal year, Oak Hills was the operator and developer of wells for Lexington and made no payments to Saddlebag on behalf of Lexington.

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

ORIENT EXPLORATIONS LTD.

On February 18, 2005, Orient Explorations Ltd. and Longfellow Industries (B.C.) Ltd. entered into a stock purchase agreement pursuant to which Orient Explorations Ltd. sold 3,000,000 shares of our restricted common stock to Longfellow Industries (B.C.) Ltd. for aggregate consideration of approximately $750.00 in cash.

OFFICERS/DIRECTORS

On August 19, 2005, we granted to: (i) Norman J. R. MacKinnon 25,000 stock options to acquire shares of our common stock; (ii) Grant R. Atkins 250,000 stock options to acquire shares of our common stock (who is also paid $10,000 monthly as part of remuneration for his duties as our President); (iii) Vaughn Barbon (our former Chief Financial Officer, who resigned effective as of January 3, 2007) 50,000 stock options to acquire shares of our common stock (who was also paid up to $5,000 monthly as part of remuneration for his duties as our Chief Financial Officer; and (iv) Steve Jewett 25,000 stock options to acquire shares of our common stock (who was also paid $60,000 and $65,000, respectively, during fiscal years ended December 31, 2006 and 2005 for his services as chairman of our Audit Committee).

We did not grant any Stock Options to our officers/directors during fiscal year ended December 31, 2006.

On July 12, 2004, we entered into the Consulting Agreement with Lexington Oil & Gas and Douglas Humphreys. Pursuant to the Consulting Agreement, Mr. Humphreys or Paluca Petroleum, Inc. is paid $7,500 per month by us and receives 10% of Lexington's working interest as a carried working interest in any well drilled and completed by us. On August 19, 2005, we granted Doug Humphreys 500,000 stock options to acquire shares of our common stock. During fiscal year ended December 31, 2006, we recorded additional compensation expense to Mr. Humphreys of $652,300 (2005 - $160,708) being the estimated value of his 10% carried interest in our well interests that were successfully developed in the fiscal period. We incurred and paid $90,000 to Mr. Humphreys during fiscal year ended December 31, 2006 pursuant to provisions of the Consulting Agreement.

FINANCIAL CONSULTING AGREEMENT

On November 10, 2003, we entered into a financial consulting services agreement (the "Financial Consulting Agreement") with IMT. Pursuant to the terms and provisions of the Financial Consulting Agreement: (i) IMT performed a wide range of management, administrative, financial, business development, and consulting services for us: (ii) we granted IMT and/or its designates or employees 950,000 pre-forward stock split stock options to purchase shares of our common stock at an exercise price of $0.50 per share; and (iii) we agreed to a contracted rate of $10,000 per month.. Of the 1,000,000 stock options granted on February 2, 2004, 895,000 pre-forward stock split stock options were granted to IMT or its designates. The Financial Consulting Agreement was for a term of twelve months and expired on November 10, 2004, with subsequent renewal of the contract on a month to month basis thereafter.

On February 1, 2005, we granted to IMT 600,000 stock options to acquire shares of our common stock. On August 19, 2005, we granted to IMT 1,150,000 stock options to acquire shares of our common stock, which have been returned by IMT to us and were subsequently re-assigned to two consultants of IMT on March 1, 2006. We incurred $120,000 in fees to IMT for fiscal years ended December 31, 2006 and 2005, respectively.

ITEM 13. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-KSB:

Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement dated November 19, 2003(1)
3.1	Articles of Incorporation(4)
3.2	Bylaws incorporated by reference to Exhibit 3.1 filed on Form 8-K dated October 1, 2004(2)
5.1	Opinion and consent of Lang Michener LLP as to legality of securities being registered(10)
10.1	Wagnon Farm-Out Agreement dated December 5, 2004(3)
10.2	South Lamar Farm-Out Agreement #1 dated April 21, 2004(3)
10.3	Assignment of South Lamar Farmouts(3)
10.4	South Lamar Farm-Out Agreement #2 dated April 21, 2004(3)
10.5	South Lamar Farm-Out Agreement #3 dated April 21, 2004(3)
10.6	SISM Research & Investment Services Agreement dated June of 2005(5)
10.7	Douglas Humphreys Consultation Agreement dated July 12, 2004(3)
10.8	Oak Hills Drilling and Operating, LLC Drilling Agreement dated November 8, 2004(3)
10.9	Form of Securities Purchase Agreement in connection with private placement of units(4)
10.10	South Lamar Farm-Out Agreement #4 dated July 14, 2004(3)
10.11	Settlement Agreement with C.K. Cooper & Company, Inc. dated July 26, 2005(6)
10.12	Exploration Agreement between Lexington Oil & Gas Ltd. Co. and Rylan Peyton, LLC dated January 31, 2006(7)
10.13	Consulting Agreement between Lexington Resources Inc. and EurXchange Consulting Ltd. dated February 15, 2006(7)
10.14	Exploration Agreement between Lexington Oil & Gas Ltd. and Dylan Peyton, LLC dated January 31, 2006, together with Comanche County assignment(7)
10.15
Share Exchange Agreement between Lexington Resources Inc., Oak Hills Drilling and Operating International, Inc., Oak Hills Drilling and Operating, LLC and shareholders of Oak Hills Drilling and Operating International, Inc. dated January 20, 2006(8)

10.16	Agreement between Lexington Resources Inc. and Pathway Investment LP dated July 14, 2005(7)
10.17	Stock Option Plan of Lexington Resources, Inc. dated February 2, 2004(4)
10.18	Lexington Resources, Inc. Amended Stock Option Plan(5)
10.19	Form of $1.00 Unit Private Placement Subscription Agreement in connection with the private placement of units(10)
10.20	Financial Consulting Services Agreement between Lexington Resources Inc. and International Market Trend AG dated November 10, 2003(11)
10.21	Agreement dated December 29, 2006 between Oak Hills Drilling and Operating LLC and Innovative Energy Services(12)
16.1	Letter on change in Certifying Accountant from Dale Matheson Carr-Hilton LaBonte Chartered Accountants dated April 20, 2006(9)
21.1	List of Subsidiaries(10)
23.3	Consent of Pinnacle Energy Services, LLC with respect to year-end 2005 report(13)
23.4	Consent of Pinnacle Energy Services, LLC with respect to mid-year 2006 report(14)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act
33.3	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbane-Oxley Act.

1.	Incorporated by reference to Exhibit 4.1 of the Company's Form 10-KSB filed with the SEC on April 7, 2004 (SEC File No. 000-25455).

2.	Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the SEC on October 1, 2004 (SEC File No. 000-25455).

3.	Filed as an Exhibit to the Company's Form SB-2, filed with the SEC on December 15, 2004 (SEC File No. 333-121301), and incorporated herein by this reference.

4.	Filed as an Exhibit to the Company's Form SB-2, filed with the SEC on January 19, 2005 (SEC File No. 333-121301), and incorporated herein by this reference.

5.	Filed as an Exhibit to the Company's Form SB-2, filed with the SEC on October 17, 2005 (SEC File No. 333-129068), and incorporated herein by this reference.

6.	Filed as an Exhibit to the Company's Form SB-2, filed with the SEC on November 18, 2005 (SEC File No. 333-129068), and incorporated herein by this reference.

7.	Filed as an Exhibit to the Company's Form 10-KSB, filed with the SEC on March 31, 2006 (SEC File No. 000-25455), and incorporated herein by this reference.

8.	Filed as an Exhibit to the Company's Form 8-K filed with the SEC on January 24, 2006 (SEC File No. 000-25455) and incorporated herein by this reference.

9.	Filed as an Exhibit to the Company's Form 8-K filed with the SEC on April 21, 2006 (SEC File No. 000-25455) and incorporated herein by this reference.

10.	Filed as an Exhibit to the Company's Form SB-2, filed with the SEC on July 3, 2006 (SEC File No. 333-135576), and incorporated herein by this reference.

11.	Filed as an Exhibit to the Company's Form 10-KSB, filed with the SEC on April 7, 2004 (SEC File No. 000-25455) and incorporated herein by this reference.

12.	Filed as an Exhibit to the Company's Form 8-K filed with the SEC on January 10, 2007 (SEC File No. 000-25455) and incorporated herein by this reference.

13.	Filed as an Exhibit to the Company's Form SB-2, filed with the SEC on July 3, 2006 (SEC File No. 333-135576), and incorporated herein by this reference.

14.	Filed as an Exhibit to the Company's Form SB-2, filed with the SEC on October 3, 2006 (SEC File No. 333-135576), and incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2006, we incurred approximately $167,000 in fees to our  independent registered public accounting firm for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2006 and for the review of our financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

During fiscal year ended December 31, 2005, we incurred approximately $65,000 in fees to our  independent registered public accounting firm for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2005 and for the review of our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

During fiscal year ended December 31, 2006, we did not incur any other fees for professional services rendered by our  independent registered public accounting firm for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON RESOURCES, INC.

Dated: May 17, 2007	By:	/s/ GRANT ATKINS
Grant Atkins, President/Chief Executive Officer

Dated: May 17, 2007	By:	/s/ NORMAN MACKINNON
Norman MacKinnon, Treasurer/Chief Financial Officer