Form 10QSB
period 2007-03-31
LEXINGTON RESOURCES INC
filed 2007-06-21
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended March 31, 2007

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
Common Stock, $0.000025 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No☐

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of June 14, 2007
Common Stock, $0.00025 par value	38,766,270

Transitional Small Business Disclosure Format (Check one): Yes ☐No ☒

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATEDFINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

LEXINGTON RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$273,131	$86,241
Accounts receivable, net of allowance for doubtful accounts of $177,367 (2006 - $177,367)	1,350,784	1,425,450
Due from related parties (Note 8)	97,978	73,916
Prepaid expenses and other	2,917	2,917
Current portion of deferred finance fees	-	39,803
	1,724,810	1,628,327

ASSETS HELD FOR SALE (Note 5)	-	2,767,225

PROPERTY AND EQUIPMENT (Note 4)
Oil and gas properties - full cost method of accounting
Proved, net of accumulated depletion $1,265,187 (2006 - $1,114,985)	8,262,189	8,408,510
Unproved	4,773,447	5,049,858
	13,035,636	13,458,368
Other equipment, net of accumulated depreciation of $282,680 (2006 - $235,858)	531,902	578,724
	13,567,538	14,037,092

	$15,292,348	$18,432,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,894,185	$8,404,178
Due to related parties (Note 8)	205,180	202,881
Promissory note and other short term advances (Note 6)	655,068	640,274
Current portion of convertible notes and accrued interest (Note 6)	-	615,824
Contingent liability (Notes 2 and 7)	672,337	-
	9,426,770	9,863,157

LONG TERM DEBT (Note 6)	-	1,295,961
DERIVATIVE LIABILITY (Note 7)	-	1,538,829
	9,426,770	12,697,947

CONTINGENCIES AND COMMITMENTS (Notes 1, 4, 6 & 8)	-	-

STOCKHOLDERS’ EQUITY (Note 7)
Common stock $.00025 par value: 200,000,000 shares authorized
Preferred stock, $.001 par value: 75,000,000 shares authorized
Issued and outstanding:
38,766,270 common shares (December 31, 2006 – 38,766,270)	10,611	10,611
Additional paid-in capital	30,510,613	30,398,613
Common stock purchase warrants	6,181,340	2,009,340
Accumulated deficit	(30,836,986)	(26,683,867)
	5,865,578	5,734,697

	$15,292,348	$18,432,644

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period ended March 31,
	2007	2006

REVENUES
Oil and gas revenue	$156,165	$167,207
Drilling and service revenue	52,706	134,099

	208,871	301,306

OPERATING EXPENSES
Operating costs and taxes	96,199	60,098
Rig, well and pulling unit expense	38,446	221,486
Salaries, wages and related	44,727	156,380
Depreciation, depletion and amortization	197,024	186,804
General and administrative	181,282	265,878
Investor relations and promotion	37,500	1,599,174

	595,178	2,489,820

NET LOSS FROM OPERATIONS	(386,307)	(2,188,514)

INTEREST AND FINANCE FEES	(395,506)	(1,621,075)
GAIN ON DISPOSAL OF OTHER EQUIPMENT	342,195	-
LOSS ON CONTINGENT LIABILITY (Note 2)	(110,219)	-

NET LOSS FOR THE PERIOD	$(549,837)	$(3,809,589)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.01)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	38,766,270	23,954,794

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three month period ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(549,837)	$(3,809,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of other equipment	(342,195)	-
Non–cash expenses	37,500	37,500
Oil and gas depletion	150,202	70,223
Depreciation	46,822	116,581
Non-cash interest and finance fees	146,809	1,494,051
Loss on contingent liability	110,219	-
Changes in working capital assets and liabilities:
Accounts receivable	74,666	402,341
Prepaid expenses and other	-	8,692
Accounts payable and accrued liabilities	(846,645)	770,717

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,172,459)	(909,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of other equipment	(120,000)	(3,625)
Proceeds on disposal of other equipment	3,225,000	-
Oil and gas property disposals (additions)	272,530	(1,537,715)
Cash acquired on acquisition of Oak Hills, net of transaction costs	-	119,544

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,377,530	(1,421,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to related parties	(21,763)	(20,698)
Convertible note repayments	(700,457)	(581,836)
Promissory notes	-	500,000
Long term debt repayments	(1,295,961)	(13,410)
Proceeds on sale of common stock	-	1,937,500

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,018,181)	1,821,556

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	186,890	(509,724)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,241	520,332

CASH AND CASH EQUIVALENTS, END OF PERIOD	$273,131	$10,608

SUPPLEMENTAL CASH FLOW INFORMATION (Note 9).

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

Going Concern
The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $7,701,960 at March 31, 2007, has incurred losses since inception of $30,836,986 and further losses are anticipated in the development of its oil and gas properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing losses and property development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances and debt instruments, as well as further equity placements.

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

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE 2:                      SIGNIFICANT ACCOUNTING POLICIES

(a) Change in accounting principle
Effective January 1, 2007, the Company adopted the provisions of FASB Staff Position (“FSP”) No. EITF 00-19-2 Accounting for Registration Payment Arrangements (“EITF 00-19-2”), which provides more definitive guidance on accounting for registration arrangements including those described in more detail in Note 7 in connection with the Company’s 2006 private placement.

The Company originally accounted for the various components of the private placement transaction using the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities; EITF Issue No. 00-19 Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock; EITF Issue No. 05-4 The Effect of Liquidated Damages Clause on Freestanding Financial Instruments Subject to Issue No. 00-19 and related amendments and guidance.

Under the original accounting treatment, the Company classified the shares of common stock issued and the common stock purchase warrants without registration damages as equity at their estimated fair values and classified the remainder of the proceeds, representing common stock registration damages and the common stock purchase warrants subject to registration damages, as a derivative liability.  This derivative liability was then subsequently adjusted to its estimated fair value with the corresponding gain or loss being charged to operations in the period.

Under the provisions of EITF 00-19-2, the Company is required to classify the financing component parts as equity, assets or liabilities, notwithstanding the registration damages and related payment arrangements.  If at inception of the related instruments, the damages and related payments are deemed likely, then the proceeds of the instrument are apportioned on a relative fair value basis inclusive of the estimated fair value of the damages and related payments.  Otherwise, the proceeds are apportioned between their component parts with the damages and related payments being recorded when they are determined to be likely through a charge to operations in the period.  The damages and related payments are recorded as a contingent liability which continues to be adjusted to its estimated fair value, through charges to operations, until the contingency is resolved.  EITF 00-19-2 is effective for the Company’s first interim period commencing after December 15, 2006, being the quarter ended March 31, 2007.

The Company’s registration damages and related payment arrangements, which were entered into prior to the adoption of EITF 00-19-2 and were unresolved as of the date of adoption, are required to be accounted for as a change in accounting principle in accordance with the provisions of EITF 00-19-2, through a cumulative-effect adjustment to retained earnings (deficit) as may be required.  The applicable transition provisions and their impact are as follows:

•	The instrument is to be evaluated on issuance notwithstanding the existence of the registration damages and related payment arrangements.
•
Where this evaluation results in a different classification of items from the previously recorded derivative liability to equity, this adjustment is made based on the issuance date relative fair values.

•	At issuance, the damages and related payments were not considered likely and accordingly, were not included in the original allocation of the proceeds.
•	Upon adoption of EITF 00-19-2 effective January 1, 2007, the damages and related payments were considered likely and accordingly, were recorded through a charge to the opening deficit.

The results of adopting EITF 00-19-2 on certain components of stockholders’ equity are as follows:

	Additional paid in capital	Common stock purchase warrants	Accumulated deficit

Amounts as previously reported, December 31, 2006	$30,398,613	$2,009,340	$(26,683,867)

Reclassification of components on issuance	74,500	4,172,000	-
Reversal of previous derivative liability gain	-	-	(2,288,000)
Record EITF 00-19-2 contingent liability at adoption	-	-	(1,315,282)

Amounts subsequent to adoption, January 1, 2007	$30,473,113	$6,181,340	$(30,287,149)

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE 2:                      SIGNIFICANT ACCOUNTING POLICIES (continued)

(a) Change in accounting principle (continued)
The contingent liability recorded under EITF 00-19-2 and the related changes during the period ended March 31, 2007 are as follows:

	Estimated contingent liability	Actual damages accrued to date	Contingent liability carrying value

Balance, January 1, 2007 upon adoption	$1,315,282	$(419,671)	$895,611

Record actual damages accrued during the period	-	(333,493)	(333,493)
Record loss on change in estimated fair value of contingent liability during the period	110,219	-	110,219

Balance, March 31, 2007	$1,425,501	$(753,164)	$672,337

(b) Recent Accounting Pronouncements
In 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No  109 Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 as of January 1, 2007, as required.

There were no interest or  general and administrative expenses accrued or recognized related to income taxes for the three months ended March 31, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three months ended March 31, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

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

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE 3:                      ACQUISITION OF OAK HILLS (continued)

The fair value of the assets acquired and liabilities assumed effective January 23, 2006 were as follows:
Current assets	$1,024,458
Property, plant and equipment	5,228,736
Current liabilities	(842,836)
Due to related parties	(1,280,789)
Long term debt	(222,423)

$3,907,146

Consideration paid
- 6,000,000 common shares at $0.6374 per share	$3,824,190
- transaction costs	82,956

$3,907,146

The results of operations and cash flows presented include those of the Company for all periods presented and those of Oak Hills for all periods subsequent to January 23, 2006.

The following unaudited pro forma information for the three month period ended March 31, 2006 presents the pro forma results of operations as if the acquisition had occurred as of January 1, 2006.  The pro forma information presented is not necessarily indicative of what would have occurred had the acquisition been made as of January 1, 200, nor is it necessarily indicative of future results of operations.  The following pro forma amounts give effect to appropriate adjustments for an increase in depreciation, additional intercompany profit elimination and an increase in weighted average shares outstanding.

For the Three Months Ended March 31,
2006

Revenues	$647,939

Net loss	$(3,785,917)

Net loss per share – basic and diluted	$(0.15)

Weighted average shares outstanding	25,421,460

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE 4:                      PROPERTY AND EQUIPMENT

Property and equipment includes the following:
	March 31,	December 31,
	2007	2006
Oil and gas properties:
Proved, subject to depletion	$11,677,376	$11,673,495
Unproved, not subject to depletion	4,773,447	5,049,858
Accumulated depletion	(1,265,187)	(1,114,985)
Impairment provision	(2,150,000)	(2,150,000)
Net oil and gas properties	13,035,636	13,458,368

Other equipment	841,859	841,859
Accumulated depreciation	(282,680)	(235,858)
Impairment provision	(27,277)	(27,277)
Net other property and equipment	531,902	578,724

Property and equipment, net of accumulated depreciation and depletion	$13,567,538	$14,037,092

For the period ended March 31, 2007, estimated future development costs totaling $3,686,000 were included in costs subject to amortization for the purposes of determining depletion for the period.

Total depletion expense per unit of production for the period ended March 31, 2007 was $3.85 per mcf (2006 - $0.95).

The Company's oil and gas activities are currently conducted in the United States.  The Company has completed the following significant transactions related to its oil and gas activities:

Acquisition of Oak Hills Drilling and Operating International, Inc.
On January 23, 2006, the Company completed the acquisition of Oak Hills as described in Note 3.

Joint Exploration Agreement – Arkoma Basin, Oklahoma
On March 3, 2006, effective January 31, 2006, the Company entered into an exploration agreement with Dylan Peyton, LLC (“Dylan”) of Dallas, Texas to jointly develop Lexington’s Arkoma Basin leases located in Hughes and MacIntosh Counties in the State of Oklahoma (the “Arkoma Basin Exploration Agreement”).  The properties will be developed on a 50/50 equal working interest basis.  An affiliate to Dylan, named Avatar Energy, LLC, will become the operator for the project.  The Company has assigned 50% of its undeveloped leasehold interests in Oklahoma in exchange for cash proceeds of $575,000 which equates to approximately 50% of the Company’s originally incurred leasing costs.  Assignments to 50% of the Company’s undeveloped leasehold interests in Coal Creek, South Lamar, Middle Creek, and H-9 Prospects have been effected to Dylan.  Well bores and acreage relating to previously drilled and completed wells by the Company do not form part of any assignments under the Arkoma Basin Exploration Agreement.  Proceeds from this disposal were recorded as a reduction of the capitalized costs without recognition of a gain or loss as the disposal did not result in a change of 20 percent or more in the Company’s depletion rate.

Joint Exploration Agreement – Comanche County, Texas
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

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

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

Sale of Undeveloped Acreage

On February 26, 2007, the Company sold approximately 499 acres of Barnett Shale targeted exploration leases located in Hood County, Texas resulting in net proceeds of approximately $365,000.

The following is a summary of the transactions involving the Company’s unproven properties not subject to depletion:

	Acquisition Costs	Development Costs	Total

Balance, December 31, 2006	$2,067,267	$2,982,591	$5,049,858

Incurred during the period	-	88,060	88,060
Proceeds from disposals during the period	-	(364,471)	(364,471)

Balance, March 31, 2007	$2,067,267	$2,706,180	$4,773,447

NOTE 5:                      ASSETS HELD FOR SALE

On January 2, 2007, the Company authorized and approved the execution by Oak Hills of an agreement dated December 29, 2006 with Innovative Energy Services pertaining to the sale of the Company’s drilling rig and related equipment. In accordance with the Agreement, Innovative Energy Services paid to Oak Hills a gross aggregate amount of $3,100,000 for the drilling dig and related equipment.  As at December 31, 2006, these assets were reclassified to assets held for sale at their estimated net recoverable amount of $2,767,225 resulting in an impairment of the carrying value of these assets totaling $1,572,723 being recorded during 2006.  During the period, this Agreement was completed, and the net proceeds received effective January 5, 2007 with the net recoverable amount exceeding the original resulting in a gain on disposal of $342,195 being recorded during the period.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE 6:                      LONG TERM DEBT, SHORT TERM DEBT AND OTHER ADVANCES

During the period ended March 31, 2007, 2006, the Company had the following activity in connection with long term debt, short term debt and other advances:

Promissory note
On December 20, 2005, the Company obtained an unsecured loan by way of promissory note from a shareholder of the Company totaling $600,000. The term of the loan is for two years with interest calculated at 10% per annum.  Interest is to be paid on a quarterly basis with the principal to be repaid on or before the two year loan period.  As of March 31, 2007, $55,068 (December 31, 2006 - $40,274) of accrued interest remains unpaid on this loan.

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

On January 26, 2007, the $1,295,961 in promissory notes and accrued interest of $227,775 was repaid in full pursuant to the sale of equipment securing these notes.

Secured convertible notes
As at December 31, 2006, the Company had secured convertible debt principal outstanding of $700,457 less an unamortized discount of $107,006 resulting in a net carrying value of $593,451 which, including accrued interest of $22,373, was recorded as a current liability.  The convertible notes are due September 15, 2007 and bear interest at a rate of 8% per annum.  The repayment of the notes has been guaranteed by Lexington supported by a collateral security agreement covering all the assets of Lexington.  On January 26, 2007, the Company repaid all outstanding convertible promissory notes principal of $700,457, accrued interest of $32,105, and a 20% penalty repayment amount of $146,512 for an aggregate amount of $879,074 to the remaining convertible note holders who had a secured interest on the assets of Lexington.

NOTE 7:                      STOCKHOLDERS' EQUITY

The authorized capital of the Company consists of 200,000,000 voting common shares with $0.00025 par value, and 75,000,000 non-voting preferred shares with $0.001 par value.

Common Stock Issuances –period ended March 31, 2007
The Company did not issue any shares of common stock during the period ended March 31, 2007.

Liquidated damages related to common stock and warrants issued to investors in the 2006 private placement
During 2006, the Company completed a private placement pursuant to which the Company issued an aggregate of 7,650,000 units ("Unit") of the Company’s securities at a subscription price of U.S. $1.00 per Unit for total gross proceeds of $7,650,000; with each Unit being comprised of one common share and one non-transferable common stock purchase warrant ("Warrant").  Each resulting Warrant entitles the subscriber to purchase an additional common share (“Warrant Share”) of the Company at a price of $1.25 per share for the period commencing upon the date of issuance of the Units by the Company and ending on the day which is the earlier of (i) 18 months from the date of issuance of the Units and (ii) 12 months from the effective date of the Company’s proposed registration statement.  Both the Warrant Shares and the common shares issued pursuant to the private placement offering are to be proposed for registration under the United States Securities Act of 1933, as amended.  The Company paid finders fees of 5% of the gross cash proceeds received under the private placement offering and 10% restricted common shares on the gross units issued, with such restricted shares carrying piggy back registration rights.  Of the total Units sold, 7,450,000 are subject to potential damages relating to the registration requirement.  Effective July 3, 2006, the Company filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the common stock purchase warrants.  This registration statement was not declared effective before financial penalties were due pursuant to registration timing.  Penalties accrued and unpaid to March 31, 2007 total $753,164 (December 31, 2006 - $419,671) and have been included in accounts payable and accrued liabilities.  The Company continues to incur 1.5% of $7,450,000 raised per month of delay until the Registration Statement is declared effective.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE 7:                      STOCKHOLDERS' EQUITY (continued)

The Company originally accounted for the various components of the private placement transaction using the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities; EITF Issue No. 00-19 Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock; EITF Issue No. 05-4 The Effect of Liquidated Damages Clause on Freestanding Financial Instruments Subject to Issue No. 00-19 and related amendments and guidance.

Effective January 1, 2007, the Company adopted the provisions of FASB Staff Position (“FSP”) No. EITF 00-19-2 Accounting for Registration Payment Arrangements (“EITF 00-19-2”), which provides more definitive guidance on accounting for registration arrangements including those described above in connection with the Company’s 2006 private placement.  The impact of adopting EITF 00-19-2 is described in more detail in Note 2.

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

At inception, the Company determined that the warrants and related liquidated damages provisions associated with the common stock issuable upon exercise of the warrants did not meet the criteria for equity accounting under EITF 00-19.  Further, the Company determined that the liquidated damages provision related to the common stock issued is an embedded derivative under SFAS No. 133.

As at issuance of the shares and warrants, the fair value of the warrants subject to damages was estimated to be $4,172,000 using the Black-Scholes option-pricing model as described above.  The fair value of the liquidated damages on the common stock and warrants at issuance was estimated to be $74,500.  This estimate was based on the probability of non-registration over time and the damages related thereto.  The total fair value of the combined warrants and liquidated damages was $4,246,500 at issuance of the shares and warrants and was recorded as a derivative liability which will be revalued each quarter until the liquidated damages provisions expire.  Changes in the fair value estimate for the period from inception to December 31, 2006 was recorded in the consolidated statement of operations.

As at December 31, 2006, the fair value of the warrants was estimated to be $36,500 using the Black-Scholes option-pricing model with the following assumptions: expected warrant life of 0.83 years, risk-free interest rate of 5.0%, dividend yield of 0% and expected volatility of 89%.  As at December 31, 2006, the fair value of the liquidated damages on the common stock and warrants was estimated to be $1,922,000 and accordingly, the combined derivative liability had a carrying value of $1,958,500.  During 2006, the Company recorded a gain of $2,288,000 on the change in the carrying value of the derivative liability resulting primarily from a decline in the price of the Company’s common stock of approximately 82%.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE 7:                      STOCKHOLDERS' EQUITY (continued)

The carrying value of the derivative liability as at December 31, 2006 is summarized as follows:

Derivative liability:
Fair value of warrants subject to registration damages	$4,172,000
Estimated fair value of liquidated damages on common shares and warrants	74,500

Balance as at issuance of the shares and warrants	4,246,500
Change in fair value for the year ended December 31, 2006	(2,288,000)
Less: actual damages accrued to December 31, 2006	(419,671)

Derivative liability, December 31, 2006	$1,538,829

Allocated as follows:
Fair value of warrants subject to registration damages	$36,500
Estimated fair value of liquidated damages on common shares and warrants	1,922,000
Less: actual damages accrued to December 31, 2006	(419,671)

$1,538,829

Share Purchase Warrants
A summary of the Company’s stock purchase warrants and related activity is presented below:

	Number of Warrants	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
		$
Balance at December 31, 2006	11,399,000	1.21	1.11
Issued during the period	-	-
Exercised during the period	-	-
Expired during the period	-	-
Balance at March 31, 2007	11,399,000	1.21	0.86

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

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE 7:                      STOCKHOLDERS' EQUITY (continued)

The Plan allows for a total of 7,500,000 options outstanding of which 1,285,000 were outstanding as at March 31, 2007 and December 31, 2006 resulting in options available for grant of 6,215,000.  To date, all options granted under the Plan have been immediately vested and exercisable, and accordingly, there is no unrecognized stock based compensation expense as at March 31, 2007 or December 31, 2006.

As at March 31, 2007 and December 31, 2006, the Company had no stock options outstanding for which the exercise price was lower than the market value of the Company’s common stock.

The total estimated intrinsic value of options exercised during the period ended March 31, 2007 was $NIL (year ended December 31, 2006 - $19,100).  No stock options were granted during the period ended March 31, 2007 or the year ended December 31, 2006.

A summary of the Company’s stock options and related activity is presented below:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)

Outstanding at December 31, 2006	1,285,000	$1.72	3.16
Granted during the period	-	-
Cancelled during the period	-	-
Exercised during the period	-	-
Outstanding at March 31, 2007	1,285,000	$1.72	2.91

A summary of information about stock options as at March 31, 2007 is as follows:

Exercise Price	Number of options outstanding and exercisable	Weighted average remaining contractual life (in years)

$0.167	50,000	1.63
$1.00	5,000	1.84
$1.25	850,000	3.39
$3.00	380,000	2.03

	1,285,000

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE 8:                      RELATED PARTY TRANSACTIONS

The Company previously entered into a one year contract with IMT on November 10, 2003, a private company that performs a wide range of management, administrative, financial, and business development services to the Company. The contract has been renewed annually. During the period ended March 31, 2007, the Company incurred $30,000 (2006 - $20,000) in fees to IMT.

During the period ended March 31, 2007, the Company incurred (a) $15,000 to its officers for management fees (2006 - $45,000), (b) $NIL to an officer and director for legal and other expense reimbursements (2006 - $15,000) and (c) $4,000 in fees to a director (2006 - $15,000).  As at March 31, 2007, the Company owes $205,180 (December 31, 2006 - $202,881) to these related parties.

During the period ended March 31, 2007, the Company incurred $22,500 (2006 - $22,500) in fees to the sole officer and director of Oak Hills who is also a director of the Company.  In addition, Oak Hills incurred $10,500 (2006 - $11,500) to this director and a relative of this director for rent on the Company’s field offices in Oklahoma.  This director has previously been assigned a 10% carried working interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon lease, and has also been provided the right to purchase up to an additional 5% working interest of the Company’s total interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells.  During the periods ended March 31, 2007 and 2006, no development activities were conducted on the related properties and accordingly, no compensation was recorded in connection with the costs of this carried working interest.  As at March 31, 2007, a total of $97,978 (December 31, 2006 - $73,916) is owed to the Company from this director and / or affiliates of this director for costs incurred in connection with certain well interests.

Refer to Notes 3 and 4.

NOTE 9:                      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	For the three Months Ended March 31,
	2007	2006
Cash paid during the period for:
Interest and debt payout penalties	$230,990	$176,688

Income taxes	$-	$-

For the three month period ended March 31, 2007, the Company implemented FSP 00-19-2 as discussed in Note 2 which resulted in a non-cash transaction, increasing additional paid in capital and common stock purchase warrants $4,246,500, increasing accumulated deficit $3,603,282 and decreasing contingent liability $643,218.

NOTE 10:                      SUBSEQUENT EVENTS

To date the Company has received six law suits from creditors of the Company for the non-payment of services and goods totaling approximately $785,445, one contractual mediation request from a creditor for the non-payment of services and goods totaling approximately $111,994, nine well liens for the non-payment of services and goods totaling approximately $333,771, and eighteen demand letters for the non-payment of services and goods totaling approximately $520,554 pursuant to expenditures incurred in the development of oil and gas assets on the Company’s leasehold interests.  All amounts owing in connection with these law suits, mediation requests, well liens and demand letters have been accrued, as applicable, as of March 31, 2007 and December 31, 2006.

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

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Two additional wholly-owned subsidiaries, Oak Hills Drilling and Operating International, Inc., a Nevada company, and Oak Hills Drilling and Operating LLC, an Oklahoma limited liability company (“Oak Hills”), were acquired in the first quarter of 2006. Oak Hills Drilling and Operating International Inc. is the private parent company to Oak Hills. Oak Hills is our designated oil and gas operator for our well and property interests located in the Barnett Shale and Texas Project leases.

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

On January 2, 2007, our Board of Directors authorized and approved the execution by Oak Hills of an agreement dated December 29, 2006 (the “Agreement”) with Innovative Energy Services ("IES") pertaining to the sale and purchase of the Drilling Rig. In accordance with the terms of this agreement: (i) IES paid to Oak Hills an aggregate gross amount of $3,100,000; and (ii) Oak Hills delivered title to the Drilling Rig to IES. As at December 31, 2006, these assets were reclassified to assets held for sale at their estimated net recoverable amount of $2,767,225 resulting in an impairment of the carrying value of these assets totaling $1,572,723 being recorded during 2006.  During the period, this Agreement was completed, and the net proceeds received effective January 5, 2007 with the net recoverable amount exceeding the original resulting in a gain on disposal of $342,195 being recorded during the period.

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

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

On January 27, 2007, we extinguished our obligations under the convertible debt set-off agreement with Dylan Peyton by repaying $120,000 to Ada Energy Services and reclaiming our pledged collateral (two Wilson 600 duplex pumps).  On January 27, 2007, we sold our two Wilson 600 duplex pumps to Innovative Energy Services for $125,000.

Sale of Undeveloped Acreage

On February 26, 2007, we sold approximately 499 acres of Barnett Shale targeted exploration leases located in Hood County, Texas resulting in net proceeds of approximately $365,000.

RESULTS OF OPERATIONS

Our net loss for the three-month period ended March 31, 2007 was approximately ($549,837) compared to ($3,809,589) for the three-month period ended March 31, 2006 (a decrease of $3,259,752).

During the three-month period ended March 31, 2007, we generated $208,871 in gross revenue compared to $301,306 in gross revenue generated during the three-month period ended March 31, 2006 (a decrease of $92,435), resulting from oil and gas revenue of $156,165 and $52,706 in well drilling and services revenue generated by our subsidiary, Oak Hills. Prices from natural gas averaged $4.94 per mcf (net of marketing and transportation costs) during the three month period ended March 31, 2007 compared to $5.30 per mcf for the three-month period ended March 31, 2006. Volume of gas sold for the three-month period ended March 31, 2007 was approximately 39,029 mcf up from approximately 26,367 mcf from the three-month period ended March 31, 2006. The volume of gas sold resulted from new wells coming into production, however, the volume of gas sold was moderated by a decline in production from older wells and an increase in average production costs.

During the three-month period ended March 31, 2007, we incurred operating expenses in the aggregate amount of $595,178 compared to $2,489,820 incurred during the three-month period ended March 31, 2006 (a decrease of $1,894,642). The operating expenses incurred during the three-month period ended March 31, 2007 consisted of: (i) operating costs and taxes of $96,199 (2006: $60,098); (ii) depreciation, depletion and amortization of $197,024 (2006: $186,804); (iii) general and administrative of $181,282 (2006: $265,878); (iv) investor relations and promotion of $37,500 (2006: $1,599,174); (v) drilling rig, well and pulling unit expense of $38,446 (2006: $221,486); and (vi) salaries, wages and related of $44,727 (2006: $156,380). The decrease in operating expenses incurred during the three-month period ended March 31, 2007 compared to the three-month period March 31, 2006 resulted primarily from the decrease in operating expenditures relating to our subsidiary, Oak Hills, and the sale of the drilling rig previously owned by Oak Hills, a decrease in overall general administration expenses, and a decrease in investor relations and promotion relating to investor awareness programs.

Of the $595,178 incurred as operating expenses during the three-month period ended March 31, 2007, an aggregate of $30,000 was incurred in fees payable to International Market Trend (“IMT”) for amounts due and owing for operational, administrative and consulting services rendered during the three-month period ended March 31, 2007. On November 10, 2003, we entered into a consulting agreement with IMT (the “Consulting Agreement”), whereby IMT performs a wide range of management, administrative, financial, and business development services for us. The contract with IMT has been renewed annually.

Of the $595,178 incurred as operating expenses during the three-month period ended March 31, 2007: (i) an aggregate of $15,000 was incurred to our officers/directors for management fees; and (ii) an aggregate of $4,000 was incurred to one of our directors for fees. Furthermore, an additional $22,500 was incurred to Mr. Humphreys, who is also the sole officer and director of Oak Hills, as compensation during the three-month period ended March 31, 2007. In addition, Oak Hills incurred $10,500 to Mr. Humphreys and a relative of this director for rent on our field offices in Oklahoma. As at March 31, 2007, $97,978 is owed to us from Mr. Humphreys and/or affiliates of Mr. Humphreys for costs incurred in connection with certain well interests. Subsequent to March 31, 2007, we have not received any of this amount due and owing. This director has previously been assigned a 10% carried working interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon lease, and has also been provided the right to purchase up to an additional 5% working interest of our total interest in all wells drilled by us on our properties provided that funds for this participation are paid prior to the commencement of drilling of said wells. During the three-month period ended March 31, 2007, no development activities were conducted on the related properties and accordingly, no compensation was recorded in connection with the costs of this carried working interest.

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Our net loss from operations during the three-month period ended March 31, 2007 also includes $395,506 related to interest and finance fees, a loss of $110,219 related to a contingent liability from the adoption of EITF 00-19-2, and a gain of $342,195 related to the disposal of other equipment which, together with operating expenses, results in a net loss of ($549,837). Included in interest and finance fees are non-cash amounts totaling $146,809 relating to the amortization of a convertible debt discount, and deferred finance costs. The decrease in net loss during the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006 is attributable primarily to the decrease in operating expenditures relating to our subsidiary, Oak Hills, a decrease in the scale and scope of well drilling operations and related capital expenditure, a decrease in overall general administration, and a decrease in investor relations and promotion relating to investor awareness programs. Our net loss during the three-month period ended March 31, 2007 was ($549,837) or ($0.01) per share compared to a net loss of ($3,809,589) or ($0.16) per share for the three-month period ended March 31, 2006. The weighted average number of shares outstanding was 38,766,270 at the three-month period ended March 31, 2007 compared to 23,954,794 at the three-month period ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the three-month period ended March 31, 2007, our current assets were $1,724,810 and our current liabilities were $9,426,770, resulting in a working capital deficit of $7,701,960. As at the three-month period ended March 31, 2007, current assets were comprised of: (i) $273,131 in cash and cash equivalents; (ii) $1,350,784 in accounts receivable, net of allowance for doubtful accounts of $177,367; (iii) $97,978 in amounts due from related parties; and (iv) $2,917 in prepaid expenses and other. As at the three-month period ended March 31, 2007, our current liabilities were comprised of: (i) $7,894,185 in accounts payable and accrued liabilities; (ii) $655,068 in promissory note and other short term advances; and (iii) $205,180 in amounts due to related parties. See “ - Material Commitments.”

For the three-month period ended March 31, 2007, our total assets were $15,292,348 comprised of: (i) $1,724,810 in current assets; (ii) $8,262,189 in carrying value of proved oil and gas properties (net of accumulated depletion); (iii) $4,773,447 in carrying value of unproved oil and gas properties; and (iv) $531,902 in other fixed assets (net of accumulated depreciation). The decrease in total assets during the three-month period ended March 31, 2007 from fiscal year ended December 31, 2006 was primarily due to a decrease in assets held for sale of $2,767,225 recorded during fiscal year ended December 31, 2006 resulting from classification of the Drilling Rig at its estimated net recoverable amount and the decrease in carrying value of proved and unproved oil and gas properties from well drilling and leasehold related capital expenditures.

For the three-month period ended March 31, 2007, our total liabilities consisted of $9,426,770 in current liabilities. The decrease in total liabilities during the three-month period ended March 31, 2007 from fiscal year ended December 31, 2006 was primarily due to the decrease in derivative liability and payments on long term debt from sale of the Company's drilling rig.

Stockholders’ equity increased from $5,734,697 for December 31, 2006 to $5,865,578 for the three-month period ended March 31, 2007.

We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2007, net cash flow used in operating activities was ($1,172,459) compared to net cash flow used in operating activities of ($909,484) for the three-month period ended March 31, 2006. Net cash flow used in operating activities during the three-month period ended March 31, 2007 consisted primarily of a net loss of ($549,837) adjusted by $146,809 relating to non-cash interest and finance fee expenses, ($342,195) relating to gain on disposal of other equipment, $150,202 relating to oil and gas depletion, $46,822 in depreciation, $146,809 in non-cash interest and finance fees, $37,500 in non-cash expenses, $110,219 relating to a loss on contingent liability, and other working capital charges of ($771,979).

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

During the three-month period ended March 31, 2007, net cash flow provided by investing activities was $3,377,530 compared to net cash flow used in investing activities of ($1,421,796) for the three-month period ended March 31, 2006. Net cash flow provided by investing activities during the three-month period ended March 31, 2007 was primarily the result of $3,225,000 in proceeds on disposal of the Drilling Rig and $272,530 in disposal of oil and gas properties adjusted by ($120,000) in purchases of other equipment.

During the three-month period ended March 31, 2007, net cash flow used in financing activities was ($2,018,181) compared to net cash flow from financing activities of $1,821,556 for the three-month period ended March 31, 2006. Net cash flow used in financing activities during the three-month period ended March 31, 2007 pertained primarily to ($1,295,961) in long-term debt repayments, ($700,457) in convertible note repayments, and ($21,763) in advances to related parties.

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

Effective July 3, 2006, we filed a registration statement under the Securities Act of 1933 to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the Warrants. The registration statement was not declared effective before financial penalties were due pursuant to registration timing. Penalties accrued and unpaid to March 31, 2007 aggregate $753,164. As of the date of this Quarterly Report, we continue to incur 1.5% of $7,450,000 raised per month of delay until the registration statement is declared effective by the Securities and Exchange Commission.

Effective January 1, 2007, we adopted the provisions of FASB Staff Position (“FSP”) No. EITF 00-19-2 Accounting for Registration Payment Arrangements (“EITF 00-19-2”) in connection with the accounting for these registration arrangements.  We previously accounted for the various components of the private placement transaction using the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities; EITF Issue No. 00-19 Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock; EITF Issue No. 05-4 The Effect of Liquidated Damages Clause on Freestanding Financial Instruments Subject to Issue No. 00-19 and related amendments and guidance.

Under the original accounting treatment, we classified the shares of common stock issued and the common stock purchase warrants without registration damages as equity at their estimated fair values and classified the remainder of the proceeds, representing common stock registration damages and the common stock purchase warrants subject to registration damages, as a derivative liability.  This derivative liability was then subsequently adjusted to its estimated fair value with the corresponding gain or loss being charged to operations in the period.

Under the provisions of EITF 00-19-2, we are required to classify the financing component parts as equity, assets or liabilities, notwithstanding the registration damages and related payment arrangements.  The damages and related payments are recorded as a contingent liability which continues to be adjusted to its estimated fair value, through charges to operations, until the contingency is resolved.  EITF 00-19-2 was effective for our first interim period commencing after December 15, 2006, being the quarter ended March 31, 2007.

We were required to account for the adoption of EITF 00-19-2 as a change in accounting principle through a cumulative adjustment to retained earnings (deficit).  On adoption of EITF 00-19-2, effective January 1, 2007, we recorded an increase in additional paid in capital of $74,500, and increase in common stock purchase warrants of $4,172,000 and an increase in deficit of $3,603,282.

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

During fiscal year 2006 and to the date of this Quarterly Report, we have received six law suits from our creditors for the non-payment of services and goods totaling approximately $785,445, one contractual mediation request from a creditor for the non-payment of services and goods totaling approximately $111,994, nine well liens for the non-payment of services and goods totaling approximately $333,771, and eighteen demand letters for the non-payment of services and goods totaling approximately $520,554 pursuant to expenditures incurred in the development of oil and gas assets on the Company’s leasehold interests. All amounts owing in connection with these law suits, mediation requests, well liens and demand letters have been accrued, as applicable, as of March 31, 2007 and December 31, 2006. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

The reports of the independent registered public accounting firms that accompany our December 31, 2006 and 2005 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

Secured Convertible Notes

As at December 31, 2006, a material commitment for us related to the repayment of secured convertible debenture holders of the outstanding amounts of principal and interest accruing at 8% per annum. The secured convertible debt principal outstanding was $700,457 plus accrued interest of $22,373. On January 26, 2007, we repaid all outstanding convertible promissory notes consisting of the $700,457 principal, $32,105 in accrued interest and a 20% penalty repayment amount of $146,512 for an aggregate amount of $879,074 to the convertible note holders who had a secured interest in the assets of Lexington.

Promissory Note

During 2007, a material commitment for us relates to an unsecured promissory note from one of our shareholders aggregating $600,000 (the "Promissory Note"). The provisions of the Promissory Note are:(i) two-year term with interest at the rate of 10% per annum; and (ii) interest to be paid on a quarterly basis with the principal to be repaid on or before the due date of the Promissory Note. As at March 31, 2007, there is $55,068 of accrued and unpaid interest on this loan.

Oak Hills Debt

During 2007, a material commitment for us on behalf of Oak Hills relates to outstanding promissory notes totaling $1,295,261, which accrues interest at 9% per annum, and requires no payments of interest or principal until the end of a two-year term ending January 22, 2008. The promissory notes are owed to certain former shareholders of Oak Hills and are secured against the assets of Oak Hills. During fiscal year ended December 31, 2006, we accrued $106,730 of interest on these loans resulting in $226,136 in accumulated accrued interest due and owing. On January 26, 2007, the $1,295,961 in promissory notes and accrued interest of $227,775 was repaid in full pursuant to contractual obligation relating to the sale of equipment securing these notes.

Capital Expenditure Related Accounts Payable

As of the date of this Quarterly Report, we have incurred capital expenditures relating to the drilling and completion of various wells and for the development of our various lease interests in Oklahoma and Texas. As a consequence of well performance, gas price volatility, the lack of availability of debt and equity sources on commercially acceptable terms to us, and other factors, our trade payables including accrued liabilities have increased to $7,894,185 as at March 31, 2007. We will continue to review available sources of debt and equity to satisfy these debts, and will also review the monetization of various of our assets as an alternative source of capital.

 Lease Acquisition Expenditures - Comanche County, Texas

On March 3, 2006, effective January 31, 2006, we entered into the Comanche County Barnett Shale Exploration Agreement to jointly acquire and develop approximately 5,670 acres of Barnett Shale and shallow gas targets in Comanche County, Texas. We will pay approximately $1,225,500 for our 50% working interest in the new acreage through a combination of $575,000 in cash and approximately $650,500 of carried drilling costs in the first Comanche Barnett Shale test well required to be drilled on or before September 1, 2006 (all paid or incurred last year).  The test well commenced drilling on September 1, 2006 and we are currently evaluating the final costs associated with drilling in order to determine the total amounts owing. We are currently in negotiations and reconciliation of expenditures relating to the Joint Exploration Agreement in Comanche County, Texas.

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Registration Statement Penalties

On July 3, 2006, we filed the Registration Statement to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the Warrants. The Registration Statement was not declared effective before financial penalties were due pursuant to registration timing. Penalties accrued and unpaid to March 31, 2007 aggregate $753,164. As of the date of this Quarterly Report, we continue to incur 1.5% of $7,450,000 raised per month of delay until the Registration Statement is declared effective by the Securities and Exchange Commission.

As described in more detail earlier in this quarterly report, during the period we adopted the accounting recommendations of EITF 00-19-2.  We were required to account for the adoption of EITF 00-19-2 as a change in accounting principle through a cumulative adjustment to retained earnings (deficit).  On adoption of EITF 00-19-2, effective January 1, 2007, we recorded an increase in additional paid in capital of $74,500, and increase in common stock purchase warrants of $4,172,000 and an increase in deficit of $3,603,282.

Mineral Property Liens

As of the date of this Quarterly Report, the following liens or claims have been made against our mineral properties:

·
January 12, 2007 Notice of Claim of Lien by Red River Well Service, Ltd., notifying us of a lien filed in Vol. 1332, Page 93 of the real property records of Palo Pinto County, Texas, in the amount of $84,841.19, with respect to materials/services furnished in connection with the Gilbert property.

·
January 12, 2007 Notice of Claim of Lien by Red River Well Service, Ltd., notifying us of a lien filed in Book 2383, Page 1843 of the real property records of Parker County, Texas, in the amount of $62,635.30, with respect to materials/services furnished in connection with the Martin Cantrell property.

·
January 10, 2007 Petition for Suit on Sworn Account by Oil Field Service Company, Inc., filed in the District Court of Palo Pinto County, Texas, seeking judgment in the amount of $20,643.33, plus interest and attorney's fees, with respect to materials/services furnished in connection with one of our mineral properties.

·
December 28, 2006 Notice of Mechanic's and Materialmen's Liens to be filed in Palo Pinto and Comanche Counties, Texas, by Well Management Partners, LLC, in an aggregate amount of $57,966.50, with respect to materials/services furnished in connection with the Gilbert and Petta properties.

·
December 13, 2006 Notice of Demand for Payment by Coil Tubing Services, LLC, in the amount of $58,194.32, plus attorney's fees, with respect to materials/services furnished in connection with one of our mineral properties.

·
December 4, 2006 Notice of Intent to File Liens by Ulterra Drilling Technologies, LP, in Parker and Palo Pinto Counties, Texas, in an aggregate amount of $49,919.54, with respect to materials/services furnished in connection with the Martin Cantrell and Gilbert properties.

·
November 27, 2006 Statement of Lien and Affidavit by Sun West Mud Company, Inc., filed in Parker County, Texas, in the amount of $25,069.06, plus interest, with respect to materials/services furnished in connection with the Martin Cantrell lease.

·
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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Grant Atkins, our Chief Executive Officer, and Mr. Norman MacKinnon, our Principal Financial Officer, of the effectiveness of the design and operation, our Chief Financial Officer of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our three-month quarterly period ended March 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties other than that described as unsecured creditor debt as follows.  To date, we have received six law suits from our creditors for the non-payment of services and goods totaling approximately $785,445, one contractual mediation request from a creditor for the non-payment of services and goods totaling approximately $111,994, nine well liens for the non-payment of services and goods totaling approximately $333,771, and eighteen demand letters for the non-payment of services and goods totaling approximately $520,554 pursuant to expenditures incurred in the development of oil and gas assets on the Company’s leasehold interests.  All amounts owing in connection with these law suits, mediation requests, well liens and demand letters have been accrued, as applicable, as of December 31, 2006 and March 31, 2007 (see “Mineral Property Liens” – Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation). As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

Resignation of Director

On May 2, 2007, our Board of Directors announced the acceptance of the resignation of Mr. Gino Cicci as a director effective May 2, 2007.

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

LEXINGTON RESOURCES, INC.

Dated: June 21, 2007	By:	/s/ Grant Atkins
Name Grant Atkins
Title President and Chief Executive Officer

Dated: June 21, 2007	By:	/s/ Norman MacKinnon
Name Norman MacKinnon
Title Chief Financial Officer