Form 10QSB/A
period 2007-03-31
LEXINGTON RESOURCES INC
filed 2007-08-20
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Amendment No. 1 to Form 10-QSB/A

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended March 31, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission file number: 0-25455

Lexington Resources, Inc. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0365453 (I.R.S. Employer Identification No.)

7473 West Lake Mead Road, Las Vegas, Nevada 89128 (Address of principal executive offices)

(702) 382-5139 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.00025 par value
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

.Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007
(UNAUDITED)

LEXINGTON RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$273,131	$86,241
Accounts receivable, net of allowance for doubtful accounts of $177,367 (2006 - $177,367)	1,350,784	1,425,450
Due from related parties (Note 8)	97,978	73,916
Prepaid expenses and other	2,917	2,917
Current portion of deferred finance fees	-	39,803
	1,724,810	1,628,327

ASSETS HELD FOR SALE (Note 5)	-	2,767,225

PROPERTY AND EQUIPMENT (Note 4)
Oil and gas properties - full cost method of accounting
Proved, net of accumulated depletion $1,265,187 (2006 - $1,114,985)	8,262,189	8,408,510
Unproved	4,773,447	5,049,858
	13,035,636	13,458,368
Other equipment, net of accumulated depreciation of $282,680 (2006 - $235,858)	531,902	578,724
	13,567,538	14,037,092

	$15,292,348	$18,432,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,818,225	$8,404,178
Due to related parties (Note 8)	205,180	202,881
Promissory note and other short term advances (Note 6)	655,068	640,274
Current portion of convertible notes and accrued interest (Note 6)	-	615,824
Contingent liability (Notes 2 and 7)	672,337	-
	9,350,810	9,863,157

LONG TERM DEBT (Note 6)	-	1,295,961
DERIVATIVE LIABILITY (Note 7)	-	1,538,829
	9,350,810	12,697,947

CONTINGENCIES AND COMMITMENTS (Notes 1, 4, 6 & 8)	-	-

STOCKHOLDERS’ EQUITY (Note 7)
Common stock $.00025 par value: 200,000,000 shares authorized
Preferred stock, $.001 par value: 75,000,000 shares authorized
Issued and outstanding:
38,766,270 common shares (December 31, 2006 – 38,766,270)	10,611	10,611
Additional paid-in capital	30,510,613	30,398,613
Common stock purchase warrants	6,181,340	2,009,340
Accumulated deficit	(30,761,026)	(26,683,867)
	5,941,538	5,734,697

	$15,292,348	$18,432,644

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period ended March 31,
	2007	2006
	(Restated)

REVENUES
Oil and gas revenue	$156,165	$167,207
Drilling and service revenue	52,706	134,099

	208,871	301,306

OPERATING EXPENSES
Operating costs and taxes	96,199	60,098
Rig, well and pulling unit expense	38,446	221,486
Salaries, wages and related	44,727	156,380
Depreciation, depletion and amortization	197,024	186,804
General and administrative	181,282	265,878
Investor relations and promotion	37,500	1,599,174

	595,178	2,489,820

NET LOSS FROM OPERATIONS	(386,307)	(2,188,514)

INTEREST AND FINANCE FEES	(319,546)	(1,621,075)
GAIN ON DISPOSAL OF OTHER EQUIPMENT	342,195	-
LOSS ON CONTINGENT LIABILITY (Note 2)	(110,219)	-

NET LOSS FOR THE PERIOD	$(473,877)	$(3,809,589)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.01)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	38,766,270	23,954,794

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three month period ended March 31,
	2007	2006
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(473,877)	$(3,809,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of other equipment	(342,195)	-
Non–cash expenses	37,500	37,500
Oil and gas depletion	150,202	70,223
Depreciation	46,822	116,581
Non-cash interest and finance fees	146,809	1,494,051
Loss on contingent liability	110,219	-
Changes in working capital assets and liabilities:
Accounts receivable	74,666	402,341
Prepaid expenses and other	-	8,692
Accounts payable	(915,026)	844,213
Accrued liabilities	(7,579)	(73,496)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,172,459)	(909,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of other equipment	(120,000)	(3,625)
Proceeds on disposal of other equipment	3,225,000	-
Oil and gas property disposals (additions)	272,530	(1,537,715)
Cash acquired on acquisition of Oak Hills, net of transaction costs	-	119,544

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,377,530	(1,421,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to related parties	(21,763)	(20,698)
Convertible note repayments	(700,457)	(581,836)
Promissory notes	-	500,000
Long term debt repayments	(1,295,961)	(13,410)
Proceeds on sale of common stock	-	1,937,500

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,018,181)	1,821,556

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	186,890	(509,724)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,241	520,332

CASH AND CASH EQUIVALENTS, END OF PERIOD	$273,131	$10,608

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

Going Concern

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $7,626,000 at March 31, 2007, has incurred losses since inception of $30,761,026 and further losses are anticipated in the development of its oil and gas properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing losses and property development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances and debt instruments, as well as further equity placements.

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

The accompanying interim consolidated financial statements as of March 31, 2007 and for the three month period then ended have been restated from those originally issued to reflect certain adjustments in connection with the accounting for payments made during the period related to the contingent liability associated with the Company’s private placement financing completed during 2006.  See Note 11 for a more detailed description of the restatement and the related restatement adjustments.

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

The Company’s registration damages and related payment arrangements, which were entered into prior to the adoption of EITF 00-19-2 and were unresolved as of the date of adoption, are required to be accounted for as a change in accounting principle in accordance with the provisions of EITF 00-19-2, through a cumulative-effect adjustment to retained earnings (accumulated deficit) as may be required.  The applicable transition provisions and their impact are as follows:

•	The instrument is to be evaluated on issuance notwithstanding the existence of the registration damages and related payment arrangements.
•
Where this evaluation results in a different classification of items from the previously recorded derivative liability to equity, this adjustment is made based on the issuance date relative fair values.

•	At issuance, the damages and related payments were not considered likely and accordingly, were not included in the original allocation of the proceeds.
•	Upon adoption of EITF 00-19-2 effective January 1, 2007, the damages and related payments were considered likely and accordingly, were recorded through a charge to the opening accumulated deficit.

The results of adopting EITF 00-19-2 on certain components of stockholders’ equity are as follows:

	Additional paid in capital	Common stock purchase warrants	Accumulated deficit

Amounts as previously reported, December 31, 2006	$30,398,613	$2,009,340	$(26,683,867)

Reclassification of components on issuance	74,500	4,172,000	-
Reversal of previous derivative liability gain	-	-	(2,288,000)
Record EITF 00-19-2 contingent liability at adoption	-	-	(1,315,282)

Amounts subsequent to adoption, January 1, 2007	$30,473,113	$6,181,340	$(30,287,149)

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(Unaudited)

NOTE 2:                      SIGNIFICANT ACCOUNTING POLICIES (continued)

(a) Change in accounting principle (continued)

The contingent liability recorded under EITF 00-19-2 and the related changes during the period ended March 31, 2007 are as follows:

	Estimated contingent liability	Actual damages accrued to date	Contingent liability carrying value
	(Restated)	(Restated)

Balance, January 1, 2007 upon adoption	$1,315,282	$(419,671)	$895,611

Record actual damages accrued during the period	-	(333,493)	(333,493)
Less: amount of damages paid during the period	(75,960)	75,960	-
Record loss on change in estimated fair value of contingent liability during the period	110,219	-	110,219

Balance, March 31, 2007	$1,349,541	$(677,204)	$672,337

(b) Recent Accounting Pronouncements

In 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No 109 Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 as of January 1, 2007, as required.

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

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(Unaudited)

NOTE 3:                      ACQUISITION OF OAK HILLS DRILLING AND OPERATING INTERNATIONAL, INC. (continued)

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
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(Unaudited)

NOTE 4:                      PROPERTY AND EQUIPMENT (continued)

During 2006, the Company’s leases relating to the H-9 Prospect acreage lapsed according to their terms resulting in an impairment to the carrying value of unamortized property of $331,963.  In accordance with the provisions of full cost accounting, the Company transferred this carrying value into its cost pool subject to amortization.  Also during the year, certain other acreage leases were allowed to lapse, however, these expiries did not result in any property impairments.

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

Secured convertible notes

As at December 31, 2006, the Company had secured convertible debt principal outstanding of $700,457 less an unamortized discount of $107,006 resulting in a net carrying value of $593,451 which, including accrued interest of $22,373, was recorded as a current liability.  The convertible notes are due September 15, 2007 and bear interest at a rate of 8% per annum.  The repayment of the notes has been guaranteed by the Company supported by a collateral security agreement covering all the assets of the Company.  On January 26, 2007, the Company repaid all outstanding convertible promissory notes principal of $700,457, accrued interest of $32,105, and a 20% penalty repayment amount of $146,512 for an aggregate amount of $879,074 to the remaining convertible note holders who had a secured interest on the assets of the Company.

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

Liquidated damages related to common stock and warrants issued to investors in the 2006 private placement

During 2006, the Company completed a private placement pursuant to which the Company issued an aggregate of 7,650,000 units ("Unit") of the Company’s securities at a subscription price of U.S. $1.00 per Unit for total gross proceeds of $7,650,000; with each Unit being comprised of one common share and one non-transferable common stock purchase warrant ("Warrant").  Each resulting Warrant entitles the subscriber to purchase an additional common share (“Warrant Share”) of the Company at a price of $1.25 per share for the period commencing upon the date of issuance of the Units by the Company and ending on the day which is the earlier of (i) 18 months from the date of issuance of the Units and (ii) 12 months from the effective date of the Company’s proposed registration statement.  Both the Warrant Shares and the common shares issued pursuant to the private placement offering are to be proposed for registration under the United States Securities Act of 1933, as amended.  The Company paid finders fees of 5% of the gross cash proceeds received under the private placement offering and 10% restricted common shares on the gross units issued, with such restricted shares carrying piggy back registration rights.  Of the total Units sold, 7,450,000 are subject to potential damages relating to the registration requirement.  Effective July 3, 2006, the Company filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the common stock purchase warrants.  This registration statement was not declared effective before financial penalties were due pursuant to registration timing.  During the period the Company paid $75,960 in penalties leaving $677,204 accrued and unpaid as at March 31, 2007 (December 31, 2006 - $419,671) which have been included in accounts payable and accrued liabilities.  The Company continues to incur 1.5% of $7,450,000 raised per month of delay until the Registration Statement is declared effective.

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

The Series A and Series B warrants were originally issued as part of the secured convertible note unit offering at exercise prices of $1.50 per share and $1.25 per share, respectively, were subject to exercise price changes under certain conditions relating to a subsequent financing.  As a result of the private placement completed during 2006, the Series A and Series B warrants were all repriced to $1.00 per share.  During 2006, the Company recorded a non-cash finance cost of $615,300 being the estimated fair value increase in the warrants resulting from the price reduction described above.

During 2006 the Company reclassified from common stock purchase warrants to additional paid in capital, $130,358 on the exercise of warrants and $1,397,438 on the expiration of warrants.

Stock Options

The Company has stock options outstanding to certain employees, officers, directors and consultants of the Company and its subsidiaries.  The Company’s Stock Option Plan (the “Plan”), most recently amended and approved by the board of directors on August 19, 2005, was effective August 7, 2003 for the purpose of advancing the interests of the Company and its stockholders.  The Plan allows for the granting of options to key employees, officers, directors and consultants of the Company for terms not to exceed 10 years and at prices and vesting conditions to be determined by the board of directors.  The Plan also allows for the granting of Incentive Stock Options that must be granted at no less than the grant date market price of the Company’s common stock.

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

A summary of the Company’s stock options and related activity is presented below:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
			$
Outstanding at December 31, 2006	1,285,000	1.72		3.16
Granted during the period	-	-
Cancelled during the period	-	-
Exercised during the period	-	-
Outstanding at March 31, 2007	1,285,000	1.72		2.91

A summary of information about stock options as at March 31, 2007 is as follows:

Exercise Price	Number of options outstanding and exercisable	Weighted average remaining contractual life (in years)

$0.167	50,000	1.63
$1.00	5,000	1.84
$1.25	850,000	3.39
$3.00	380,000	2.03

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

During the period ended March 31, 2007, the Company incurred $22,500 (2006 - $22,500) in fees to the sole officer and director of Oak Hills who is also a director of the Company.  In addition, Oak Hills incurred $10,500 (2006 - $11,500) to this director and a relative of this director for rent on the Company’s field offices in Oklahoma.  This director has previously been assigned a 10% carried working interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon lease.  This director also receives a 10% carried working interest of the Company's interest in all wells successfully drilled by the Company and its properties, and has also been provided the right to purchase up to an additional 5% working interest of the Company’s total interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells.  During the periods ended March 31, 2007 and 2006, no compensation was recorded in connection with the costs of this carried working interest.  As at March 31, 2007, a total of $90,006 (December 31, 2006 - $73,916) is owed to the Company from this director and / or affiliates of this director for costs incurred in connection with certain well interests.

Refer to Notes 3 and 4.

NOTE 9:                      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	For the three Months Ended March 31,
	2007	2006
Cash paid during the period for:
Interest and debt payout penalties	$482,352	$176,688

Income taxes	$-	$-

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

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(Unaudited)

NOTE 11:                      RESTATEMENT

The accompanying interim consolidated financial statements as of March 31, 2007 and for the three month period then ended have been restated from those originally issued to reflect certain adjustments in connection with the accounting for payments made during the period on account of the contingent liability associated with the Company’s private placement financing completed during 2006.

The restatement relates specifically to the accounting for payments made during the period on account of the estimated damages accruing to the investors relating to the registration rights attached to the private placement financing.  These rights and estimated damages are described in more detail in Notes 2(a) and 7.  The payments made during the period totaling $75,960 were originally recorded as financing costs, however, this amount should have been recorded as a reduction of the estimated contingent liability and actual damages accrual as determined in accordance with the provisions of EITF 00-19-02.

The accompanying interim consolidated financial statements have been restated to reclassify this payment from a finance cost recorded in interest and finance fees to a reduction of the contingent liability associated with the portion of actual damages accrued in connection with the overall estimated contingent liability.

The following is a summary of the restatement adjustments:

	Balance as Previously Reported	Restatement Adjustment	Balance as Restated
BALANCE SHEET – March 31, 2007

TOTAL ASSETS	$15,292,348	$-	$15,292,348

CURRENT AND TOTAL LIABILITIES	$9,426,770	$(75,960)	$9,350,810

STOCKHOLDERS’ EQUITY
Common stock	10,611	-	10,611
Additional paid-in capital	30,510,613	-	30,510,613
Common stock purchase warrants	6,181,340	-	6,181,340
Accumulated deficit	(30,836,986)	75,960	(30,761,026)

	5,865,578	75,960	5,941,538

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,292,348	$-	$15,292,348

STATEMENT OF OPERATIONS THREE MONTH PERIOD ENDED MARCH 31, 2007

NET LOSS FROM OPERATIONS	$(386,307)	$-	$(386,307)
INTEREST AND FINANCE FEES	(395,506)	75,960	(319,546)
GAIN ON DISPOSAL OF OTHER EQUIPMENT	342,195	-	342,195
LOSS ON CONTINGENT LIABILITY	(110,219)	-	(110,219)

NET LOSS FOR THE PERIOD	$(549,837)	$(75,960)	$(473,877)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)

The restatement adjustments had no impact on previously reported amounts of net cash flows used in operating activities, net cash flows provided by investing activities, net cash flows used in financing activities and the increase in cash and cash equivalents for the three month period ended March 31, 2007.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2007 is being amended due to a restatement of our consolidated financial statements for the three-month period ended March 31, 2007. Our consolidated financial statements were restated from those originally issued to reflect certain adjustments in connection with the accounting for payments made during the period on account of the contingent liability associated with our private placement financing completed during 2006.

The restatement relates specifically to the accounting for payments made during the period on account of the estimated damages accruing to the investors relating to certain registration rights attached to the private placement financing. The payments made during the period totaling $75,960 were originally recorded as financing costs, however, this amount should have been recorded as a reduction of the estimated contingent liability and actual damages accrual.

The accompanying interim consolidated financial statements have been restated to reclassify this payment from a finance cost recorded in interest and finance fees to a reduction of the contingent liability associated with the portion of actual damages accrued in connection with the overall estimated contingent liability.

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

Two additional wholly-owned subsidiaries, Oak Hills Drilling and Operating International, Inc., a Nevada company, and Oak Hills Drilling and Operating LLC, an Oklahoma limited liability company (“Oak Hills”), were acquired in the first quarter of 2006. Oak Hills Drilling and Operating International Inc. is the private parent company to Oak Hills. Oak Hills is our designated oil and gas operator for our well and property interests located in the Barnett Shale and Texas Project leases. Oak Hills is a full service well drilling, operating and completion company and until recently owned a 10,000 foot operating depth Wilson Giant triple mechanical drilling rig outfitted with both triplex and duplex mud pumps (collectively, the “Drilling Rig”). Oak Hills has a well work over rig, trucks, dozer, backhoe, trailers and well and pipeline completion equipment. Oak Hills operated the Drilling Rig from April 2005 until its sale in January 2007, drilling horizontal Barnett Shale wells in the Dallas/Ft. Worth Basin as a third party contractor for our Oliver, Martin and Gilbert well interests and, most recently, for our Comanche County Lease in Comanche County, Texas under joint exploration with Dylan Peyton LLC (“Dylan Peyton”).

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

On January 2, 2007, our Board of Directors authorized and approved the execution by Oak Hills of an agreement dated December 29, 2006 (the “Agreement”) with Innovative Energy Services ("IES") pertaining to the sale and purchase of the Drilling Rig. In accordance with the terms of this agreement: (i) IES paid to Oak Hills an aggregate gross amount of $3,100,000; and (ii) Oak Hills delivered title to the Drilling Rig to IES. As at December 31, 2006, these assets were reclassified to assets held for sale at their estimated net recoverable amount of $2,767,225 resulting in an impairment of the carrying value of these assets totaling $1,572,723 being recorded during 2006. During the period, this Agreement was completed and the net proceeds received effective January 5, 2007 with the net recoverable amount exceeding the original resulting in a gain on disposal of $342,195 being recorded during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

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

RESULTS OF OPERATIONS

Our net loss for the three-month period ended March 31, 2007 was approximately ($473,877) compared to ($3,809,589) for the three-month period ended March 31, 2006 (a decrease of $3,335,712).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

Of the $595,178 incurred as operating expenses during the three-month period ended March 31, 2007: (i) an aggregate of $15,000 was incurred to our officers/directors for management fees; and (ii) an aggregate of $4,000 was incurred to one of our directors for fees. Furthermore, an additional $22,500 was incurred to Mr. Humphreys, who is also the sole officer and director of Oak Hills, as compensation during the three-month period ended March 31, 2007. In addition, Oak Hills incurred $10,500 to Mr. Humphreys and a relative of this director for rent on our field offices in Oklahoma. As at March 31, 2007, $97,978 is owed to us from Mr. Humphreys and/or affiliates of Mr. Humphreys for costs incurred in connection with certain well interests. Subsequent to March 31, 2007, we have not received any of this amount due and owing. This director has previously been assigned a 10% carried working interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon lease, and has also been provided the right to purchase up to an additional 5% working interest of our total interest in all wells drilled by us on our properties provided that funds for this participation are paid prior to the commencement of drilling of said wells. During the three-month period ended March 31, 2007, no development activities were conducted on the related properties and accordingly, no compensation was recorded in connection with the costs of this carried working interest. This director also receives a 10% carried working interest of the Company's interest in all wells successfully drilled by the Company and its properties.

Our net loss from operations during the three-month period ended March 31, 2007 also includes $319,546 related to interest and finance fees, a loss of $110,219 related to a contingent liability from the adoption of EITF 00-19-2, and a gain of $342,195 related to the disposal of other equipment which, together with operating expenses, results in a net loss of ($473,877). Included in interest and finance fees are non-cash amounts totaling $146,809 relating to the amortization of a convertible debt discount, and deferred finance costs. The decrease in net loss during the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006 is attributable primarily to the decrease in operating expenditures relating to our subsidiary, Oak Hills, a decrease in the scale and scope of well drilling operations and related capital expenditure, a decrease in overall general administration, and a decrease in investor relations and promotion relating to investor awareness programs. Our net loss during the three-month period ended March 31, 2007 was ($473,877) or ($0.01) per share compared to a net loss of ($3,809,589) or ($0.16) per share for the three-month period ended March 31, 2006. The weighted average number of shares outstanding was 38,766,270 for the three-month period ended March 31, 2007 compared to 23,954,794 for the three-month period ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At March 31, 2007, our current assets were $1,724,810 and our current liabilities were $9,350,810, resulting in a working capital deficit of $7,626,000. At March 31, 2007, current assets were comprised of: (i) $273,131 in cash and cash equivalents; (ii) $1,350,784 in accounts receivable, net of allowance for doubtful accounts of $177,367; (iii) $97,978 in amounts due from related parties; and (iv) $2,917 in prepaid expenses and other. At March 31, 2007, our current liabilities were comprised of: (i) $7,818,225 in accounts payable and accrued liabilities; (ii) $655,068 in promissory note and other short term advances; (iii) $205,180 in amounts due to related parties; and (iv) $672,337 in contingent liability. See “ - Material Commitments.”

At March 31, 2007, our total assets were $15,292,348 comprised of: (i) $1,724,810 in current assets; (ii) $8,262,189 in carrying value of proved oil and gas properties (net of accumulated depletion); (iii) $4,773,447 in carrying value of unproved oil and gas properties; and (iv) $531,902 in other fixed assets (net of accumulated depreciation). The decrease in total assets at March 31, 2007 from fiscal year ended December 31, 2006 was primarily due to a decrease in assets held for sale of $2,767,225 recorded during fiscal year ended December 31, 2006 resulting from classification of the drilling rig at its estimated net recoverable amount and the decrease in carrying value of proved and unproved oil and gas properties from well drilling and leasehold related capital expenditures.

At March 31, 2007, our total liabilities consisted of $9,350,810 in current liabilities. The decrease in total liabilities during the three-month period ended March 31, 2007 from fiscal year ended December 31, 2006 was primarily due to the decrease in derivative liability and payments on long term debt from sale of our drilling rig.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

Stockholders’ equity increased from $5,734,697 for December 31, 2006 to $5,941,538 at March 31, 2007.

We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2007, net cash flow used in operating activities was $1,172,459 compared to net cash flow used in operating activities of $909,484 for the three-month period ended March 31, 2006. Net cash flow used in operating activities during the three-month period ended March 31, 2007 consisted primarily of a net loss of ($473,877) adjusted by $146,809 relating to non-cash interest and finance fee expenses, ($342,195) relating to gain on disposal of other equipment, $150,202 relating to oil and gas depletion, $46,822 in depreciation, $146,809 in non-cash interest and finance fees, $37,500 in non-cash expenses, $110,219 relating to a loss on contingent liability, and other working capital changes of ($847,939).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

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

Registration Statement Penalties

On July 3, 2006, we filed the Registration Statement to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the Warrants. The Registration Statement was not declared effective before financial penalties were due pursuant to registration timing. During the three-month period ended March 31, 2007, we paid $75,960 in penalties leaving $677,204 accrued and unpaid, which have been included in accounts payable and accrued liabiltities. As of the date of this Quarterly Report, we continue to incur 1.5% of $7,450,000 raised per month of delay until the Registration Statement is declared effective by the Securities and Exchange Commission.

As described in more detail earlier in this quarterly report, during the period we adopted the accounting recommendations of EITF 00-19-2.  We were required to account for the adoption of EITF 00-19-2 as a change in accounting principle through a cumulative adjustment to retained earnings (accumulated deficit).  On adoption of EITF 00-19-2, effective January 1, 2007, we recorded an increase in additional paid in capital of $74,500, and increase in common stock purchase warrants of $4,172,000 and an increase in the accumulated deficit of $3,603,282.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

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

LEXINGTON RESOURCES, INC.

Dated: August 16, 2007	By:	/s/ Grant Atkins
Grant Atkins
President and Chief Executive Officer

Dated: August 16, 2007	By:	/s/ Grant Atkins
Grant Atkins
Interim Chief Financial Officer