Form 10QSB
period 2007-06-30
LEXINGTON RESOURCES INC
filed 2007-08-20
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended June 30, 2007

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of August 14, 2007
Common Stock, $0.00025 par value	38,766,270

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

LEXINGTON RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$108,963	$86,241
Accounts receivable, net of allowance for doubtful accounts of $177,367 (2006 - $177,367)	1,380,077	1,425,450
Due from related parties (Note 8)	97,978	73,916
Prepaid expenses and other	2,917	2,917
Current portion of deferred finance fees	-	39,803
	1,589,935	1,628,327

ASSETS HELD FOR SALE (Note 5)	300,000	2,767,225

PROPERTY AND EQUIPMENT (Note 4)
Oil and gas properties - full cost method of accounting
Proved, net of accumulated depletion $1,393,981 (2006 - $1,114,985)	8,133,395	8,408,510
Unproved	4,749,682	5,049,858
	12,883,077	13,458,368
Other equipment, net of accumulated depreciation of $69,709 (2006 - $235,858)	86,083	578,724
	12,969,160	14,037,092

	$14,859,095	$18,432,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,097,626	$8,404,178
Due to related parties (Note 8)	204,599	202,881
Promissory note and other short term advances (Note 6)	670,027	640,274
Current portion of convertible notes and accrued interest (Note 6)	-	615,824
Contingent liability (Notes 2 and 7)	676,012	-
	9,648,264	9,863,157

LONG TERM DEBT (Note 6)	-	1,295,961
DERIVATIVE LIABILITY (Note 7)	-	1,538,829
	9,648,264	12,697,947

CONTINGENCIES AND COMMITMENTS (Notes 1, 4, 7 & 10)	-	-

STOCKHOLDERS’ EQUITY (Note 7)
Common stock $.00025 par value: 200,000,000 shares authorized
Preferred stock, $.001 par value: 75,000,000 shares authorized
Issued and outstanding:
38,766,270 common shares (December 31, 2006 – 38,766,270)	10,611	10,611
Additional paid-in capital	30,510,613	30,398,613
Common stock purchase warrants	6,181,340	2,009,340
Accumulated deficit	(31,491,733)	(26,683,867)
	5,210,831	5,734,697

	$14,859,095	$18,432,644

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period ended		For the six month period ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUES
Oil and gas revenue	$195,572	$90,303	$351,737	$257,510
Drilling and service revenue	6,832	555,011	59,538	689,110

	202,404	645,314	411,275	946,620

OPERATING EXPENSES
Operating costs and taxes	64,581	58,184	160,780	118,282
Rig, well and pulling unit expense	17,679	241,404	56,125	462,890
Salaries, wages and related	33,220	320,563	77,947	476,943
Depreciation, depletion and amortization	175,513	198,346	372,537	385,150
General and administrative	190,053	473,451	371,335	739,329
Investor relations and promotion	-	331,801	37,500	1,930,975

	481,046	1,623,749	1,076,224	4,113,569

NET LOSS FROM OPERATIONS	(377,742)	(978,435)	(764,049)	(3,166,949)

INTEREST AND FINANCE FEES	(14,959)	(1,369,061)	(334,505)	(2,990,136)
GAIN ON DISPOSAL OF OTHER EQUIPMENT	-	-	342,195	-
IMPAIRMENT OF OTHER EQUIPMENT ASSETS	99,100	-	99,100	-
GAIN ON DERIVATIVE LIABILITY (Note 6)	-	2,309,500	-	2,309,500
LOSS ON CONTINGENT LIABILITY (Note 2)	(338,006)	-	(448,225)	-

NET LOSS FOR THE YEAR	$(631,607)	$(37,996)	$(1,105,484)	$(3,847,585)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.02)	$(0.00)	$(0.03)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	38,766,270	34,119,917	38,766,270	28,991,126

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six month period ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,204,584)	$(3,847,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of other equipment	(342,195)	-
Impairment of other equipment	99,100	-
Non–cash expenses	37,500	112,500
Oil and gas depletion	278,996	94,941
Depreciation	93,541	290,209
Non-cash interest and finance fees	146,809	2,792,725
Gain on derivative liability	-	(2,309,500)
Loss on contingent liability	448,225	-
Changes in working capital assets and liabilities:
Accounts receivable	45,373	220,601
Prepaid expenses and other	-	8,692
Accounts payable	(969,956)	1,208,065
Accrued liabilities	7,380	(63,360)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,359,811)	(1,492,712)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of other equipment	(120,000)	(312,514)
Proceeds on disposal of other equipment	3,225,000	-
Oil and gas property disposals (additions)	296,295	(5,611,546)
Cash acquired on acquisition of Oak Hills, net of transaction costs	-	119,544

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,401,295	(5,804,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to related parties	(22,344)	(77,524)
Convertible note repayments	(700,457)	(645,690)
Long term debt repayments	(1,295,961)	(222,423)
Proceeds on sale of common stock	-	9,426,250

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,018,762)	8,480,613

INCREASE IN CASH AND CASH EQUIVALENTS	22,722	1,183,385

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,241	520,332

CASH AND CASH EQUIVALENTS, END OF PERIOD	$108,963	$1,703,717

SUPPLEMENTAL CASH FLOW INFORMATION (Note 9).

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

During the quarter ended June 30, 2007, Oasis Operating, LLC (“Oasis”), an Oklahoma limited liability company, became the new third party contract operator for the Company’s oil and gas assets and exploration properties as part of cost streamlining efforts effected to conserve cash resources.  To facilitate the operator transition, and to decrease liabilities, the Company approved the sale of the majority of its oil and gas related operating fixed assets to Oasis for $300,000.  A director of Oasis is related to a director of the Company.

Going Concern

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $8,058,329 at June 30, 2007, has incurred losses since inception of $31,491,733 and further losses are anticipated in the development of its oil and gas properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing losses and property development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances and debt instruments, as well as further equity placements.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Under the provisions of EITF 00-19-2, the Company is required to classify the financing component parts as equity, assets or liabilities, notwithstanding the registration damages and related payment arrangements.  If at inception of the related instruments, the damages and related payments are deemed likely, then the proceeds of the instrument are apportioned on a relative fair value basis inclusive of the estimated fair value of the damages and related payments.  Otherwise, the proceeds are apportioned between their component parts with the damages and related payments being recorded when they are determined to be likely through a charge to operations in the period.  The damages and related payments are recorded as a contingent liability which continues to be adjusted to its estimated fair value, through charges to operations, until the contingency is resolved.  EITF 00-19-2 was effective for the Company’s first interim period commencing after December 15, 2006, being the quarter ended March 31, 2007.

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

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(Unaudited)

NOTE 2:                      SIGNIFICANT ACCOUNTING POLICIES (continued)

(a) Change in accounting principle (continued)

The contingent liability recorded under EITF 00-19-2 and the related changes during the period ended June 30, 2007 are as follows:

	Estimated contingent liability	Actual damages accrued and unpaid to date	Contingent liability carrying value

Balance, January 1, 2007 upon adoption	$1,315,282	$(419,671)	$895,611

Record actual damages accrued during the period	-	(667,824)	(667,824)
Less: amount of damages paid during the period	(75,960)	75,960	-
Record loss on change in estimated fair value of contingent liability during the period	448,225	-	448,225

Balance, June 30, 2007	$1,687,547	$(1,011,535)	$676,012

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

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the six months ended June 30, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the six months ended June 30, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

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
JUNE 30, 2007

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

The following unaudited pro forma information for the three month and six month periods ended June 30, 2006 presents the pro forma results of operations as if the acquisition had occurred as of January 1, 2006.  The pro forma information presented is not necessarily indicative of what would have occurred had the acquisition been made as of January 1, 2006, nor is it necessarily indicative of future results of operations.  The following pro forma amounts give effect to appropriate adjustments for an increase in depreciation, additional intercompany profit elimination and an increase in weighted average shares outstanding.

	For the three Months Ended June 30,	For the Six Months Ended June 30,
	2006	2006

Revenues	$645,314	$1,293,253

Net loss	$(37,996)	$(3,823,513)

Net loss per share – basic and diluted	$(0.00)	$(0.13)

Weighted average shares outstanding	34,119,917	29,720,408

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(Unaudited)

NOTE 4:                      PROPERTY AND EQUIPMENT

Property and equipment includes the following:
	June 30,	December 31,
	2007	2006
Oil and gas properties:
Proved, subject to depletion	$11,677,376	$11,673,495
Unproved, not subject to depletion	4,749,682	5,049,858
Accumulated depletion	(1,393,981)	(1,114,985)
Impairment provision	(2,150,000)	(2,150,000)
Net oil and gas properties	12,883,077	13,458,368

Other equipment	163,525	841,859
Accumulated depreciation	(69,709)	(235,858)
Impairment provision	(7,733)	(27,277)
Net other property and equipment	86,083	578,724

Property and equipment, net of accumulated depreciation and depletion	$12,969,160	$14,037,092

For the period ended June 30, 2007, estimated future development costs totaling $3,686,000 were included in costs subject to amortization for the purposes of determining depletion for the period.

Total depletion expense per unit of production for the period ended June 30, 2007 was $3.85 per mcf (2006 - $0.94).

The Company's oil and gas activities are currently conducted in the United States.  The Company has completed the following significant transactions related to its oil and gas activities:

Acquisition of Oak Hills Drilling and Operating International, Inc.

On January 23, 2006, the Company completed the acquisition of Oak Hills as described in Note 3.

Joint Exploration Agreement – Arkoma Basin, Oklahoma

On March 3, 2006, effective January 31, 2006, the Company entered into an exploration agreement with Dylan Peyton, LLC (“Dylan”) of Dallas, Texas to jointly develop Lexington’s Arkoma Basin leases located in Hughes and MacIntosh Counties in the State of Oklahoma (the “Arkoma Basin Exploration Agreement”).  The properties were to be developed on a 50/50 equal working interest basis.  An affiliate to Dylan, named Avatar Energy, LLC, became the operator for the project.  During 2006, the Company has assigned 50% of its undeveloped leasehold interests in Oklahoma in exchange for cash proceeds of $575,000 which equates to approximately 50% of the Company’s originally incurred leasing costs.  Assignments to 50% of the Company’s undeveloped leasehold interests in Coal Creek, South Lamar, Middle Creek, and H-9 Prospects have been effected to Dylan.  Well bores and acreage relating to previously drilled and completed wells by the Company do not form part of any assignments under the Arkoma Basin Exploration Agreement.  Proceeds from this disposal were recorded as a reduction of the capitalized costs without recognition of a gain or loss as the disposal did not result in a change of 20 percent or more in the Company’s depletion rate.

Joint Exploration Agreement – Comanche County, Texas

On March 3, 2006, effective January 31, 2006, the Company entered into an exploration agreement with Dylan to jointly develop approximately 5,000 acres of Barnett Shale and shallow gas targets in Comanche County, Texas (the “Comanche County Exploration Agreement”). The property would be developed on a 50/50 equal working interest basis.  The Company’s subsidiary, Oak Hills became the operator of the project.  The Company will pay approximately $1,225,500 for its 50% working interest in the new acreage through a combination of $575,000 in cash (paid during 2006) and approximately $650,500 of carried drilling costs in the first Comanche Barnett Shale test well required to be drilled on or before September 2006.  The test well commenced drilling on September 1, 2006. It is estimated that the total amount owing for the acreage will be approximately $1,225,500, resulting in no additional amount to be paid after deducting the original payment of $575,000 and the carried drilling costs estimated to be $650,500. The Company is currently in negotiations and reconciliation of expenditures relating to the Joint Exploration Agreement in Comanche County, Texas.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(Unaudited)

NOTE 4:                      PROPERTY AND EQUIPMENT (continued)

During 2006, the Company’s leases relating to the H-9 Prospect acreage lapsed according to their terms resulting in an impairment to the carrying value of unamortized property of $331,963.  In accordance with the provisions of full cost accounting, the Company transferred this carrying value into its cost pool subject to amortization.  Also during 2006, certain other acreage leases were allowed to lapse, however, these expiries did not result in any property impairments.

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

During the quarter ended June 30, 2007, Oasis became the new third party contract operator for the Company’s oil and gas assets and exploration properties as part of cost streamlining efforts effected to conserve cash resources.   A director of Oasis is related to a director of Oak Hills.

Sale of Undeveloped Acreage

During the period, the Company sold approximately 719 acres of Barnett Shale targeted exploration leases located in Hood County, Texas for net proceeds of approximately $380,000.  Also during the period, the Company received $8,125 as compensation for forfeiting the right to participate in a new well on the Panther Creek prospect.

Unproven Properties

The following is a summary of the transactions involving the Company’s unproven properties not subject to depletion:

	Acquisition Costs	Development Costs	Total

Balance, December 31, 2006	$2,067,267	$2,982,591	$5,049,858

Incurred during the period	-	88,060	88,060
Proceeds from disposals during the period	-	(388,236)	(388,236)

Balance, June 30, 2007	$2,067,267	$2,682,415	$4,749,682

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(Unaudited)

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

On June 24, 2007, the Company approved the sale of certain oil and gas related operating fixed assets to Oasis for $300,000.  As at June 30, 2007, these assets were reclassified to assets held for sale at their estimated net recoverable amount of $300,000 resulting in an impairment of the carrying value of these assets totaling $99,100 being recorded during the period.  Amounts owing pursuant to this agreement will be offset against amounts subsequently owed by the Company to Oasis in connection with their ongoing operator activities.

NOTE 6:                      LONG TERM DEBT, SHORT TERM DEBT AND OTHER ADVANCES

During the period ended June 30, 2007, the Company had the following activity in connection with long term debt, short term debt and other advances:

Promissory note

On December 20, 2005, the Company obtained an unsecured loan by way of promissory note from a shareholder of the Company totaling $600,000. The term of the loan is for two years with interest calculated at 10% per annum.  Interest is to be paid on a quarterly basis with the principal to be repaid on or before the two year loan period.  As of June 30, 2007, $70,027 (December 31, 2006 - $40,274) of accrued interest remains unpaid on this loan.

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

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(Unaudited)

NOTE 7:                      STOCKHOLDERS' EQUITY

The authorized capital of the Company consists of 200,000,000 voting common shares with $0.00025 par value, and 75,000,000 non-voting preferred shares with $0.001 par value.

Common Stock Issuances –period ended June 30, 2007

The Company did not issue any shares of common stock during the period ended June 30, 2007.

Liquidated damages related to common stock and warrants issued to investors in the 2006 private placement

During 2006, the Company completed a private placement pursuant to which the Company issued an aggregate of 7,650,000 units ("Unit") of the Company’s securities at a subscription price of U.S. $1.00 per Unit for total gross proceeds of $7,650,000; with each Unit being comprised of one common share and one non-transferable common stock purchase warrant ("Warrant").  Each resulting Warrant entitles the subscriber to purchase an additional common share (“Warrant Share”) of the Company at a price of $1.25 per share for the period commencing upon the date of issuance of the Units by the Company and ending on the day which is the earlier of (i) 18 months from the date of issuance of the Units and (ii) 12 months from the effective date of the Company’s proposed registration statement.  Both the Warrant Shares and the common shares issued pursuant to the private placement offering are to be proposed for registration under the United States Securities Act of 1933, as amended.  The Company paid finders fees of 5% of the gross cash proceeds received under the private placement offering and 10% restricted common shares on the gross units issued, with such restricted shares carrying piggy back registration rights.  Of the total Units sold, 7,450,000 are subject to potential damages relating to the registration requirement.  Effective July 3, 2006, the Company filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the common stock purchase warrants.  This registration statement was not declared effective before financial penalties were due pursuant to registration timing.  During the period the Company paid $75,960 in penalties leaving $1,011,535 accrued and unpaid as at June 30, 2007 (December 31, 2006 - $419,671) which have been included in accounts payable and accrued liabilities.  The Company continues to incur 1.5% of $7,450,000 raised per month of delay until the Registration Statement is declared effective.

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

$2,992,250

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(Unaudited)

NOTE 7:                      STOCKHOLDERS' EQUITY (continued)

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

As at issuance of the shares and warrants, the fair value of the warrants subject to damages was estimated to be $4,172,000 using the Black-Scholes option-pricing model as described above.  The fair value of the liquidated damages on the common stock and warrants at issuance was estimated to be $74,500.  This estimate was based on the probability of non-registration over time and the damages related thereto.  The total fair value of the combined warrants and liquidated damages was $4,246,500 at issuance of the shares and warrants and was recorded as a derivative liability which will be revalued each quarter until the liquidated damages provisions expire.  Changes in the fair value estimate for the period from inception to December 31, 2006 were recorded in the consolidated statement of operations.

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

$1,538,829

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(Unaudited)

NOTE 7:                      STOCKHOLDERS' EQUITY (continued)

Share Purchase Warrants

A summary of the Company’s stock purchase warrants and related activity is presented below:

	Number of Warrants	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
			$
Balance at December 31, 2006	11,399,000	1.21		1.11
Issued during the period	-	-
Exercised during the period	-	-
Expired during the period	-	-
Balance at June 30, 2007	11,399,000	1.21		0.72

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

The Plan allows for a total of 7,500,000 options outstanding of which 1,285,000 were outstanding as at June 30, 2007 and December 31, 2006 resulting in options available for grant of 6,215,000.  To date, all options granted under the Plan have been immediately vested and exercisable, and accordingly, there is no unrecognized stock based compensation expense as at June 30, 2007 or December 31, 2006.

As at June 30, 2007 and December 31, 2006, the Company had no stock options outstanding for which the exercise price was lower than the market value of the Company’s common stock.

The total estimated intrinsic value of options exercised during the period ended June 30, 2007 was $NIL (year ended December 31, 2006 - $19,100).  No stock options were granted during the period ended June 30, 2007 or the year ended December 31, 2006.

A summary of the Company’s stock options and related activity is presented below:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2006	1,285,000	$1.72	3.16
Granted during the period	-	-
Cancelled during the period	-	-
Exercised during the period	-	-
Outstanding at June 30, 2007	1,285,000	1.72	2.66

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(Unaudited)

NOTE 7:                      STOCKHOLDERS' EQUITY (continued)

A summary of information about stock options as at June 30, 2007 is as follows:

Exercise Price	Number of options outstanding and exercisable	Weighted average remaining contractual life (in years)

$0.167	50,000	1.39
$1.00	5,000	1.60
$1.25	850,000	3.14
$3.00	380,000	1.78

	1,285,000

NOTE 8:                      RELATED PARTY TRANSACTIONS

Related party transactions not otherwise disclosed elsewhere are listed as follows:

The Company previously entered into a one year contract with IMT on November 10, 2003, a private company that performs a wide range of management, administrative, financial, and business development services to the Company. The contract has been renewed annually. During the period ended June 30, 2007, the Company incurred $30,000 (2006 - $60,000) in fees to IMT.

During the period ended June 30, 2007, the Company incurred (a) $15,000 to its officers for management fees (2006 - $90,000), (b) $NIL to an officer and director for legal and other expense reimbursements (2006 - $15,000) and (c) $5,000 in fees to a director (2006 - $25,000).  As at June 30, 2007, the Company owes $204,599 (December 31, 2006 - $202,881) to these related parties.

During the period ended June 30, 2007, the Company incurred $45,000 (2006 - $45,000) in fees to the sole officer and director of Oak Hills who is also a director of the Company.  In addition, Oak Hills incurred $24,500 (2006 - $21,000) to this director and a relative of this director for rent on the Company’s field offices in Oklahoma.  This director has previously been assigned a 10% carried working interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon lease. This director also receives a 10% carried working interest of the Company's interest in all wells successfully drilled by the Company and its properties, and has also been provided the right to purchase up to an additional 5% working interest of the Company’s total interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells.  During the periods ended June 30, 2007 and 2006, no compensation was recorded in connection with the costs of this carried working interest.  As at June 30, 2007, a total of $97,978 (December 31, 2006 - $73,916) is owed to the Company from this director and / or affiliates of this director for costs incurred in connection with certain well interests.

During the quarter ended June 30, 2007, Oasis became the new third party contract operator for the Company’s oil and gas assets and exploration properties as part of cost streamlining efforts effected to conserve cash resources.  To facilitate the operator transition, and to decrease liabilities, the Company approved the sale of the majority of its oil and gas related operating fixed assets to Oasis for $300,000.  A director of Oasis is related to a director of the Company.

On June 24, 2007, the Company approved the sale of certain oil and gas related operating fixed assets to Oasis for $300,000.  As at June 30, 2007, these assets were reclassified to assets held for sale at their estimated net recoverable amount of $300,000 resulting in an impairment of the carrying value of these assets totaling $99,100 being recorded during the period.  Amounts owing pursuant to this agreement will be offset against amounts subsequently owed by the Company to Oasis in connection with their ongoing operator activities.

Refer to Notes 3, 4 and 5.

LEXINGTON RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

(Unaudited)

NOTE 9:                      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	For the Six Months Ended June 30,
	2007	2006
Cash paid during the period for:
Interest and debt payout penalties	$482,352	$199,825

Income taxes	$-	$-

NOTE 10:                      LITIGATION

To date the Company has received twenty-one law suits from creditors of the Company for the payment of services and goods totaling approximately $2,056,039 with $418,072 of the amount forming summary judgments or partial summary judgments against the Company.  The Company also currently has a total of four well liens for the payment of services and goods totaling approximately $116,622, and seventeen demand letters for the payment of services and goods totaling approximately $443,482 pursuant to expenditures incurred in the development of oil and gas assets on the Company’s leasehold interests.  All amounts owing in connection with these law suits, well liens and demand letters have been accrued, as applicable, as of June 30, 2007 and December 31, 2006.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Lexington Resources, Inc. is a corporation organized under the laws of the State of Nevada. We currently trade on the OTC Bulletin Board under the symbol "LXRS" and on the Frankfurt and Berlin Stock Exchanges under the symbol “LXR”; WKN: AØBKLP. Our oil and gas operations are conducted through our wholly owned subsidiary, Lexington Oil and Gas Ltd. Co., an Oklahoma limited liability company via a third party contract operator.

Two additional wholly-owned subsidiaries, Oak Hills Drilling and Operating International, Inc., a Nevada company, and Oak Hills Drilling and Operating LLC, an Oklahoma limited liability company (“Oak Hills”), were acquired in the first quarter of 2006. Oak Hills Drilling and Operating International Inc. is the private parent company to Oak Hills.

Oil and Gas Properties

As of the date of this Quarterly Report, we have an aggregate of approximately 5,138 gross developed acres, 3,186 net undeveloped acres and 4,798 gross undeveloped acres, 2,524 net developed acres pursuant to leases and/or concessions. Our material mineral properties, which are briefly summarized below, are as follows. In all developed acreage, Paluca Petroleum, Inc. receives a 10% carried interest of our working interest pursuant to a management agreement with one of our directors.

•
Wagnon Lease in Pittsburg County, Oklahoma. We have a 53.95% working interest and a 40.4625% net revenue interest in 590.2 gross acres. As of the date of this Quarterly Report, the Kellster 1-2, Kyndal 2-2, Bryce 3-2 and Caleigh 4-2 wells are all in production.

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

•
H-9 Prospect in Hughes County, Oklahoma. We have a 50% leasehold interest and a 39.625% net revenue interest in 712 net mineral acres. The Gates 1-19 and 2-19, which were drilled by Orion Exploration, are completed and in production. We participate 50/50 with Dylan Peyton LLC in an 11.33% working interest and a 8.98% net revenue interest in those wells. The Gray 1-22 has been drilled with Dylan Peyton LLC and we have a 41.16% working interest and 32.62% net revenue interest. As of the date of this Quarterly Report, the well is flowing but requires fracturing.

•
Middle Creek Prospect in Hughes County, Oklahoma. There are two minimal producing gas wells, the Betsey 1-23 and the Fix 1-14, that existed at the time of purchase in which we have a 45% working interest and a 31.5% net revenue interest in 320 net mineral acres. As of the date of this Quarterly Report, there has been no new development on the property.

•
Barnett Pathway Prospect – Undeveloped acreage.  In Jack County, Texas, we have a 100% working interest and 70% net revenue interest in 1,115 net mineral acres. The interest in Jack County is in the Barnett Shale and includes deep rights.  In Hood County, Texas, we have an additional 459 acres in which we have a 100% working interest and a 72.5% net revenue interest.  On February 26, 2007, we sold our interest in its Hood County, Texas leases to Initial Energy Services, LLC of Texas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

•
Barnett Pathway Prospect - Developed acreage.  The Martin 1H well in Parker County, Texas, has completed the drilling phase and fracturing and is now in production. We have a 90% working interest and a 63% net revenue interest in this well. In Palo Pinto County, Texas, we have a 90% working interest and 63% net revenue interest in 1,211 net mineral acres.  There are no depth limitations in our interest in Palo Pinto County.  The Gilbert #1H has been drilled in Palo Pinto County and is shut in pending resolution of water infiltration and the setup of compressor equipment to aid gas flows into a small diameter higher pressure pipeline. A Marble Falls zone above the Barnett Shale target represents an alternative or commingled production opportunity for the Gilbert #1H. We also have a non-operating 9% working interest and a 6.3% net revenue interest in the Paradise Park 1H well which was acquired through our drilling contract work. As of the date of this Quarterly Report, the well has been fractured, stimulated and fitted with production equipment and compressor and is in production. Total developed gross acreage is 1,152 net mineral acres.

•
Geneva Prospect in Tarrant County, Texas. We have a 90% working interest and a 63% net revenue interest in 312 acres. As of the date of this Quarterly Report, the Oliver Unit 1H well is shut in pending resolution of water infiltration.

•
Comanche County Prospect in Comanche County, Texas. On March 3, 2006, effective January 31, 2006, we entered into an exploration agreement with Dylan-Peyton, LLC to jointly develop approximately 5,670 acres of Barnett Shale and shallow gas targets in Comanche County, Texas (the “Comanche County Exploration Agreement”). The property will be developed on a 50/50 equal working interest basis.  Our subsidiary, Oak Hills, will become the operator of the project.  We will pay approximately $1,225,500 for our 50% working interest in the new acreage through a combination of $575,000 in cash (paid during the period) and approximately $650,500 of carried drilling costs in the first Comanche Barnett Shale test well required to be drilled on or before September 1, 2006.  The test well commenced drilling on September 1, 2006 and we are currently evaluating the final costs associated with drilling in order to determine the total amounts owing. We are currently in negotiations and reconciliation of expenditures relating to the Joint Exploration Agreement in Comanche County, Texas.

New Oil and Gas Operator Appointed/Sale of Assets

During the quarter ended June 30, 2007, Oasis Operating, LLC (“Oasis”) became our new third-party contractor for our oil and gas assets and exploration properties as part of cost streamlining efforts effected to conserve cash resources. On June 24, 2007, we approved the sale of certain oil and gas related operating fixed assets to Oasis for $300,000. Amounts owing pursuant to this agreement will be offset against amounts subsequently owed by us to Oasis in connection with Oasis’ ongoing operator activities. A director of Oasis is related to a director of Oak Hills.

RESULTS OF OPERATIONS

Six-Month Period Ended June 30, 2007 Compared to Six-Month Period Ended June 30, 2006.

Our net loss for the six-month period ended June 30, 2007 was approximately ($1,204,584) compared to ($3,847,585) for the six-month period ended June 30, 2006 (a decrease of $2,643,001).

During the six-month period ended June 30, 2007, we generated $411,275 in gross revenue compared to $946,620 in gross revenue generated during the six-month period ended June 30, 2006 (a decrease of $535,345), resulting primarily from oil and gas revenue of $351,737 and $59,538 in well drilling and services revenue generated by our subsidiary, Oak Hills. Drilling and service revenue of $59,538 declined from $689,110 during the same period in 2006 resulting from the sale of our drilling rig. Oil and gas revenue of $351,737 increased from $257,510 during the same period in 2006 resulting from increased volume of gas sold. Prices from natural gas averaged $4.94 per mcf (net of marketing and transportation costs) during the six month period ended June 30, 2007 compared to $5.30 per mcf for the six-month period ended June 30, 2006. Volume of gas sold for the six-month period ended June 30, 2007 was approximately 72,495 mcf, an increase from approximately 54,244 mcf from the six-month period ended June 30, 2006. The volume of gas sold resulted from new wells coming into production, however, the volume of gas sold was moderated by a decline in production from older wells and an increase in average production costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

During the six-month period ended June 30, 2007, we incurred operating expenses in the aggregate amount of $1,175,324 compared to $4,113,569 incurred during the six-month period ended June 30, 2006 (a decrease of $2,938,245). The operating expenses incurred during the six-month period ended June 30, 2007 consisted of: (i) operating costs and taxes of $160,780 (2006: $118,282); (ii) depreciation, depletion and amortization of $372,537 (2006: $385,150); (iii) general and administrative of $371,335 (2006: $739,329); (iv) investor relations and promotion of $37,500 (2006: $1,930,975); (v) drilling rig, well and pulling unit expense of $56,125 (2006: $462,890); and (vi) salaries, wages and related of $77,947 (2006: $476,943). The decrease in operating expenses incurred during the six-month period ended June 30, 2007 compared to the six-month period June 30, 2006 resulted primarily from the decrease in operating expenditures including rig, well and pulling unit expense relating to our subsidiary, Oak Hills, and the sale of the drilling rig previously owned by Oak Hills, a decrease in overall general administration expenses resulting from the decrease in scale and scope of well drilling operations, and a substantial decrease in investor relations and promotion relating to investor awareness programs.

Of the $1,175,324 incurred as operating expenses during the six-month period ended June 30, 2007, an aggregate of $60,000 was incurred in fees payable to International Market Trend (“IMT”) for amounts due and owing for operational, administrative and consulting services rendered during the six-month period ended June 30, 2007. On November 10, 2003, we entered into a consulting agreement with IMT (the “Consulting Agreement”), whereby IMT performs a wide range of management, administrative, financial, and business development services for us. The contract with IMT has been renewed annually.

Of the $1,175,324 incurred as operating expenses during the six-month period ended June 30, 2007: (i) an aggregate of $15,000 was incurred to our officers/directors for management fees; and (ii) an aggregate of $5,000 was incurred to one of our directors for fees. Furthermore, an additional $45,000 was incurred to Mr. Humphreys, who is also the sole officer and director of Oak Hills, as compensation during the six-month period ended June 30, 2007. In addition, Oak Hills incurred $24,500 to Mr. Humphreys and a relative of this director for rent on our field offices in Oklahoma. As at June 30, 2007, $97,978 is owed to us from Mr. Humphreys and/or affiliates of Mr. Humphreys for costs incurred in connection with certain well interests. Subsequent to June 30, 2007, we have received $-0- of this amount due and owing. This director has previously been assigned a 10% carried working interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon lease, and has also been provided the right to purchase up to an additional 5% working interest of our total interest in all wells drilled by us on our properties provided that funds for this participation are paid prior to the commencement of drilling of said wells. During the six-month period ended June 30, 2007, compensation was recorded in connection with the costs of this carried working interest totaling $-0-.  This director also received a 10% carried working interest of the Company's interest in all wells successfully drilled by the Company and its properties.

Our net loss from operations during the six-month period ended June 30, 2007 also includes: (i) $334,505 (2006: $2,990,136) related to interest and finance fees; (ii) a loss of $448,225 (2006: $-0-) related to a contingent liability; (iii) a gain of $342,195 (2006: $-0-) related to the disposal of other equipment; (iv) impairment of other fixed assets of $99,100 (2006: $-0-); and (v) a gain of $-0- (2006: $2,309,500) related to a derivative liability. Together with operating expenses, this results in a net loss of ($1,204,584). The decrease in net loss during the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006 is attributable primarily to the decrease in operating expenditures relating to our subsidiary, Oak Hills, a decrease in the scale and scope of well drilling operations and related capital expenditure, a decrease in overall general administration, and a decrease in investor relations and promotion relating to investor awareness programs. Our net loss during the six-month period ended June 30, 2007 was ($1,204,584) or ($0.03) per share compared to a net loss of ($3,847,585) or ($0.13) per share for the six-month period ended June 30, 2006. The weighted average number of shares outstanding was 38,766,270 for the six-month period ended June 30, 2007 compared to 28,991,126 for the six-month period ended June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

Three-Month Period Ended June 30, 2007 Compared to Three-Month Period Ended June 30, 2006.

Our net loss for the three-month period ended June 30, 2007 was approximately ($730,707) compared to ($37,996) for the three-month period ended June 30, 2006 (an increase of $692,711).

During the three-month period ended June 30, 2007, we generated $202,404 in gross revenue compared to $645,314 in gross revenue generated during the three-month period ended June 30, 2006 (a decrease of $442,910), resulting primarily from oil and gas revenue of $195,572 and $6,832 in well drilling and services revenue generated by our subsidiary, Oak Hills. Drilling which service revenue declined from $555,011 during the same period in 2006 resulting from the sale of our drilling rig. Oil and gas revenue increased from $90,303 during the same period in 2006 resulting from increased volume of gas sold.

During the three-month period ended June 30, 2007, we incurred operating expenses in the aggregate amount of $580,146 compared to $1,623,749 incurred during the three-month period ended June 30, 2006 (a decrease of $1,043,603). The operating expenses incurred during the three-month period ended June 30, 2007 consisted of: (i) operating costs and taxes of $64,581 (2006: $58,184); (ii) depreciation, depletion and amortization of $175,513 (2006: $198,346); (iii) general and administrative of $190,053 (2006: $473,451); (iv) investor relations and promotion of $-0- (2006: $331,801); (v) drilling rig, well and pulling unit expense of $17,679 (2006: $241,404); and (vi) salaries, wages and related of $33,220 (2006: $320,563). The decrease in operating expenses incurred during the three-month period ended June 30, 2007 compared to the three-month period June 30, 2006 resulted primarily from the decrease in operating expenditures including rig, well and pulling unit expense relating to our subsidiary, Oak Hills, and the sale of the drilling rig previously owned by Oak Hills, a decrease in overall general administration expenses resulting from the decrease in scale and scope of well drilling operations, and a substantial decrease in investor relations and promotion relating to investor awareness programs.

Our net loss from operations during the three-month period ended June 30, 2007 also includes: (i) $14,959 (2006: $1,369,061) related to interest and finance fees; (ii) a loss of $338,006 (2006: $-0-) related to a contingent liability; and (iii) a gain of $-0- (2006: $2,309,500) related to a derivative liability; and (iv) impairment of other fixed assets of $99,100 (2006: $-0-). Together with operating expenses, this results in a net loss of ($730,707). Although operating expenses decreased during the three-month period ended June 30, 2007, the increase in net loss during the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006 is attributable primarily to the recognition of the gain on the derivative liability of $2,309,500 during the three-month period ended June 30, 2006 compared to $-0- during the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of June 30, 2007, our current assets were $1,589,935 and our current liabilities were $9,648,264, resulting in a working capital deficit of $8,058,329. As of June 30, 2007, current assets were comprised of: (i) $108,963 in cash and cash equivalents; (ii) $1,380,077 in accounts receivable, net of allowance for doubtful accounts of $177,367; (iii) $97,978 in amounts due from related parties; and (iv) $2,917 in prepaid expenses and other. As of June 30, 2007, our current liabilities were comprised of: (i) $8,097,626 in accounts payable and accrued liabilities; (ii) $670,027 in promissory note and other short term advances; (iii) $204,599 in amounts due to related parties; and (iv) $676,012 in contingent liability. See “ - Material Commitments.”

As of June 30, 2007, our total assets were $14,859,095 comprised of: (i) $1,589,935 in current assets; (ii) $8,133,395 in carrying value of proved oil and gas properties (net of accumulated depletion of $1,393,981); (iii) $4,749,682 in carrying value of unproved oil and gas properties; (iv) $86,083 in other equipment (net of accumulated depreciation of $69,709); and (v) $300,000 in assets held for sale. The decrease in total assets during the six-month period ended June 30, 2007 from fiscal year ended December 31, 2006 was primarily due to a decrease in assets held for sale of $2,767,225 recorded during fiscal year ended December 31, 2006 resulting from classification of the drilling rig at its estimated net recoverable amount and the decrease in carrying value of proved and unproved oil and gas properties from well drilling and leasehold related capital expenditures.

As of June 30, 2007, our total liabilities were $9,648,264 comprised of $9,648,264 in current liabilities. The decrease in total liabilities during the six-month period ended June 30, 2007 from fiscal year ended December 31, 2006 was primarily due to a decrease in derivative liability of $1,538,829 and a decrease in long term debt of $1,295,961.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

Stockholders’ equity decreased from $5,734,697 at December 31, 2006 to $5,210,831 at June 30, 2007.

We have not generated positive cash flows from operating activities. For the six-month period ended June 30, 2007, net cash flow used in operating activities was ($1,359,811) compared to net cash flow used in operating activities of ($1,492,712) for the six-month period ended June 30, 2006. Net cash flow used in operating activities during the six-month period ended June 30, 2007 consisted primarily of a net loss of ($1,204,584) adjusted by $146,809 relating to non-cash interest and finance fee expenses, ($342,195) relating to gain on disposal of other equipment, $278,996 relating to oil and gas depletion, $93,541 in depreciation, $146,809 in non-cash interest and finance fees, $37,500 in non-cash expenses, and $448,225 in loss on contingent liability.

During the six-month period ended June 30, 2007, net cash flow provided by investing activities was $3,401,295 compared to net cash flow used in investing activities of ($5,804,516) for the six-month period ended June 30, 2006. Net cash flow provided by investing activities during the six-month period ended June 30, 2007 was primarily the result of $3,225,000 in proceeds on disposal of the drilling rig and $296,295 in disposal of oil and gas properties adjusted by ($120,000) in purchases of other equipment.

During the six-month period ended June 30, 2007, net cash flow used in financing activities was ($2,018,762) compared to net cash flow from financing activities of $8,480,613 for the six-month period ended June 30, 2006. Net cash flow used in financing activities during the six-month period ended June 30, 2007 pertained primarily to ($1,295,961) in long-term debt repayments, ($700,457) in convertible note repayments, and ($22,344) in advances to related parties.

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

Effective July 3, 2006, we filed the 2006 Registration Statement under the Securities Act of 1933, as amended (the “Securities Act”) to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the Warrants. The 2006 Registration Statement was not declared effective before financial penalties were due pursuant to registration timing. During the six-month period ended June 30, 2007, we have paid $75,960 in penalties leaving $1,011,535 accrued and unpaid as at June 30, 2007. As of the date of this Quarterly Report, we continue to incur 1.5% of $7,450,000 raised per month of delay until the 2006 Registration Statement is declared effective by the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

The reports of the independent registered public accounting firms that accompany our December 31, 2006 and December 31, 2005 consolidated financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

Promissory Note

During 2007, a material commitment for us relates to an unsecured promissory note from one of our shareholders aggregating $600,000 (the "Promissory Note"). The provisions of the Promissory Note are:(i) two-year term with interest at the rate of 10% per annum; and (ii) interest to be paid on a quarterly basis with the principal to be repaid on or before the due date of the Promissory Note. As at June 30, 2007, there is $70,027 of accrued and unpaid interest on this loan.

2006 Registration Statement Penalties

On July 3, 2006, we filed the 2006 Registration Statement to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the Warrants. The 2006 Registration Statement was not declared effective before financial penalties were due pursuant to registration timing. Penalties accrued and unpaid to June 30, 2007 aggregate $1,011,535. As of the date of this Quarterly Report, we continue to incur 1.5% of $7,450,000 raised per month of delay until the registration statement is declared effective by the Securities and Exchange Commission.

Accounts Payable Related Legal Proceedings

See PART II. OTHER INFORMATION, ITEM 1. LEGAL PROCEEDINGS

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Grant Atkins, our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our six-month period ended June 30, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the fourth quarter of 2006 and to the date of this Quarterly Report, we have received twenty-one law suits from our creditors for the payment of services and goods totaling approximately $2,056,039 with $418,072 of the amount forming summary judgments or partial summary judgments against us. We also currently have a total of four well liens for the payment of services and goods totaling approximately $116,622 and seventeen demand letters for the payment of services and goods totaling approximately $443,482 pursuant to expenditures incurred in the development of oil and gas assets on our leasehold interests. All amounts owing in connection with these law suits, mediation requests, well liens and demand letters have been accrued, as applicable, as of June 30, 2007.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties other than that described below. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

Resignation of Director

Effective on July 23, 2007, our Board of Directors accepted the resignation of Norman J R MacKinnon as a director, our Chief Financial Officer and a member of our audit committee.

Effective on May 2, 2007, our Board of Directors accepted the resignation of Mr. Gino Cicci as a director.

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

LEXINGTON RESOURCES, INC.

Dated: August 15, 2007	By:	/s/ Grant Atkins
Grant Atkins
President and Chief Executive Officer

Dated: August 15, 2007	By:	/s/ Grant Atkins
Grant Atkins
Chief Financial Officer