Form 10QSB/A
period 2007-06-30
LEXINGTON RESOURCES INC
filed 2007-08-28
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A
First Amended

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

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period ended		For the six month period ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUES
Oil and gas revenue	$195,572	$90,303	$351,737	$257,510
Drilling and service revenue	6,832	555,011	59,538	689,110

	202,404	645,314	411,275	946,620

OPERATING EXPENSES
Operating costs and taxes	64,581	58,184	160,780	118,282
Rig, well and pulling unit expense	17,679	241,404	56,125	462,890
Salaries, wages and related	33,220	320,563	77,947	476,943
Depreciation, depletion and amortization	175,513	198,346	372,537	385,150
General and administrative	190,053	473,451	371,335	739,329
Investor relations and promotion	-	331,801	37,500	1,930,975

	481,046	1,623,749	1,076,224	4,113,569

NET LOSS FROM OPERATIONS	(278,642)	(978,435)	(664,949)	(3,166,949)

INTEREST AND FINANCE FEES	(14,959)	(1,369,061)	(334,505)	(2,990,136)
GAIN ON DISPOSAL OF OTHER EQUIPMENT	-	-	342,195	-
IMPAIRMENT OF OTHER EQUIPMENT	(99,100)	-	(99,100)	-
GAIN ON DERIVATIVE LIABILITY (Note 6)	-	2,309,500	-	2,309,500
LOSS ON CONTINGENT LIABILITY (Note 2)	(338,006)	-	(448,225)	-

NET LOSS FOR THE YEAR	$(730,707)	$(37,996)	$(1,204,584)	$(3,847,585)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.02)	$(0.00)	$(0.03)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	38,766,270	34,119,917	38,766,270	28,991,126

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

NOTE 11:                      SUBSEQUENT EVENT

On July 3, 2007, we received a Wells Notice from the United States Securities and Exchange Commission (“SEC”).  The Wells Notice advised us that the SEC Staff intended to recommend that the SEC bring a civil action against us alleging that we violated Sections 5(a) and 5(c) of the Securities Act of 1933, as amended (the “Act”). The SEC Staff advised that the alleged violations of Sections 5(a) and 5(c) of the Act relate to the issuance of shares of the Company's common stock that were registered under Forms S-8 to certain individuals who allegedly were not eligible to receive shares registered on Form S-8.  The Wells Notice advised that the SEC Staff may seek a permanent injunction against future violations, disgorgement plus prejudgment interest, and civil monetary penalties.

The SEC's Staff, in accordance with Rule 5(c) of the Commission's Rules of Informal and Other Procedures, 17 C.F.R. § 202.5(c), afforded the Company the opportunity to make a “Wells Submission” regarding the SEC Staff's intended recommendations. On August 8, 2007, we submitted a Wells Submission to the Commission setting forth the reasons why no enforcement proceeding should be authorized by the SEC. Although there can be no assurance as to the ultimate outcome, we believe we have meritorious legal and factual defenses in this matter. We cannot predict the outcome of this matter, and an adverse resolution of this matter could have a material adverse effect on our business, financial condition and/or results of operations.

On July 3, 2007, Grant Atkins, the Chief Executive Officer of the Company also received a Wells Notice. The Wells Notice advised Mr. Atkins that the SEC Staff intends to recommend that the SEC bring a civil action against him alleging that he also violated Sections 5(a) and 5(c) of the Act in connection with the issuance of the Company's shares of common stock that were registered under Forms S-8 certain to individuals allegedly who were not eligible to receive shares registered on Form S-8. The SEC Staff indicated that it may recommend that the SEC seek disgorgement plus prejudgment interest, an order prohibiting Mr. Atkins from participating in any offering of penny stock, civil monetary penalties, and a permanent injunction.  On August 6, 2007, Mr. Atkins submitted a Wells Submission to the Commission setting forth the reasons why he should not be charged with violations of the federal securities laws in connection with this investigation. We cannot predict the outcome of the potential claims against Mr Atkins, and an adverse resolution could have a material adverse effect on the Company's business and operations.

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

During the six-month period ended June 30, 2007, we generated $411,275 in gross revenue compared to $946,620 in gross revenue generated during the six-month period ended June 30, 2006 (a decrease of $535,345), resulting primarily from oil and gas revenue of $351,737 and $59,538 in well drilling and services revenue generated by our subsidiary, Oak Hills. Drilling and service revenue of $59,538 declined from $689,110 during the same period in 2006 resulting from the sale of our drilling rig. Oil and gas revenue of $351,737 increased from $257,510 during the same period in 2006 resulting from increased volume of gas sold. Prices from natural gas averaged $4.85 per mcf (net of marketing and transportation costs) during the six month period ended June 30, 2007 compared to $4.75 per mcf for the six-month period ended June 30, 2006. Volume of gas sold for the six-month period ended June 30, 2007 was approximately 72,495 mcf, an increase from approximately 54,244 mcf from the six-month period ended June 30, 2006. The volume of gas sold resulted from new wells coming into production, however, the volume of gas sold was moderated by a decline in production from older wells and an increase in average production costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

During the six-month period ended June 30, 2007, we incurred operating expenses in the aggregate amount of $1,076,224 compared to $4,113,569 incurred during the six-month period ended June 30, 2006 (a decrease of $3,037,345). The operating expenses incurred during the six-month period ended June 30, 2007 consisted of: (i) operating costs and taxes of $160,780 (2006: $118,282); (ii) depreciation, depletion and amortization of $372,537 (2006: $385,150); (iii) general and administrative of $371,335 (2006: $739,329); (iv) investor relations and promotion of $37,500 (2006: $1,930,975); (v) drilling rig, well and pulling unit expense of $56,125 (2006: $462,890); and (vi) salaries, wages and related of $77,947 (2006: $476,943). The decrease in operating expenses incurred during the six-month period ended June 30, 2007 compared to the six-month period June 30, 2006 resulted primarily from the decrease in operating expenditures including rig, well and pulling unit expense relating to our subsidiary, Oak Hills, and the sale of the drilling rig previously owned by Oak Hills, a decrease in overall general administration expenses resulting from the decrease in scale and scope of well drilling operations, and a substantial decrease in investor relations and promotion relating to investor awareness programs.

Of the $1,076,224 incurred as operating expenses during the six-month period ended June 30, 2007, an aggregate of $60,000 was incurred in fees payable to International Market Trend (“IMT”) for amounts due and owing for operational, administrative and consulting services rendered during the six-month period ended June 30, 2007. On November 10, 2003, we entered into a consulting agreement with IMT (the “Consulting Agreement”), whereby IMT performs a wide range of management, administrative, financial, and business development services for us. The contract with IMT has been renewed annually.

Of the $1,076,224 incurred as operating expenses during the six-month period ended June 30, 2007: (i) an aggregate of $15,000 was incurred to our officers/directors for management fees; and (ii) an aggregate of $5,000 was incurred to one of our directors for fees. Furthermore, an additional $45,000 was incurred to Mr. Humphreys, who is also the sole officer and director of Oak Hills, as compensation during the six-month period ended June 30, 2007. In addition, Oak Hills incurred $24,500 to Mr. Humphreys and a relative of this director for rent on our field offices in Oklahoma. As at June 30, 2007, $97,978 is owed to us from Mr. Humphreys and/or affiliates of Mr. Humphreys for costs incurred in connection with certain well interests. Subsequent to June 30, 2007, we have received $-0- of this amount due and owing. This director has previously been assigned a 10% carried working interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon lease, and has also been provided the right to purchase up to an additional 5% working interest of our total interest in all wells drilled by us on our properties provided that funds for this participation are paid prior to the commencement of drilling of said wells. During the six-month period ended June 30, 2007, compensation was recorded in connection with the costs of this carried working interest totaling $-0-.  This director also received a 10% carried working interest of the Company's interest in all wells successfully drilled by the Company and its properties.

Our net loss from operations during the six-month period ended June 30, 2007 also includes: (i) $334,505 (2006: $2,990,136) related to interest and finance fees; (ii) a loss of $448,225 (2006: $-0-) related to a contingent liability; (iii) a gain of $342,195 (2006: $-0-) related to the disposal of other equipment; (iv) impairment of other equipment of $99,100 (2006: $-0-); and (v) a gain of $-0- (2006: $2,309,500) related to a derivative liability. Together with operating expenses, this results in a net loss of ($1,204,584). The decrease in net loss during the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006 is attributable primarily to) the decrease in operating expenditures relating to our subsidiary, Oak Hills, a decrease in the scale and scope of well drilling operations and related capital expenditure, a decrease in overall general administration, and a decrease in investor relations and promotion relating to investor awareness programs. Our net loss during the six-month period ended June 30, 2007 was ($1,204,584) or ($0.03) per share compared to a net loss of ($3,847,585) or ($0.13) per share for the six-month period ended June 30, 2006. The weighted average number of shares outstanding was 38,766,270 for the six-month period ended June 30, 2007 compared to 28,991,126 for the six-month period ended June 30, 2006.

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

During the three-month period ended June 30, 2007, we incurred operating expenses in the aggregate amount of $481,046 compared to $1,623,749 incurred during the three-month period ended June 30, 2006 (a decrease of $1,142,703). The operating expenses incurred during the three-month period ended June 30, 2007 consisted of: (i) operating costs and taxes of $64,581 (2006: $58,184); (ii) depreciation, depletion and amortization of $175,513 (2006: $198,346); (iii) general and administrative of $190,053 (2006: $473,451); (iv) investor relations and promotion of $-0- (2006: $331,801); (v) drilling rig, well and pulling unit expense of $17,679 (2006: $241,404); and (vi) salaries, wages and related of $33,220 (2006: $320,563). The decrease in operating expenses incurred during the three-month period ended June 30, 2007 compared to the three-month period June 30, 2006 resulted primarily from the decrease in operating expenditures including rig, well and pulling unit expense relating to our subsidiary, Oak Hills, and the sale of the drilling rig previously owned by Oak Hills, a decrease in overall general administration expenses resulting from the decrease in scale and scope of well drilling operations, and a substantial decrease in investor relations and promotion relating to investor awareness programs.

Our net loss from operations during the three-month period ended June 30, 2007 also includes: (i) $14,959 (2006: $1,369,061) related to interest and finance fees; (ii) a loss of $338,006 (2006: $-0-) related to a contingent liability; (iii) a gain of $-0- (2006: $2,309,500) related to a derivative liability; and (iv) impairment of other equipment of $99,100 (2006: $-0-). Together with operating expenses, this results in a net loss of ($730,707). Although operating expenses decreased during the three-month period ended June 30, 2007, the increase in net loss during the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006 is attributable primarily to the recognition of the gain on the derivative liability of $2,309,500 during the three-month period ended June 30, 2006 compared to $-0- during the same period in 2007.

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

On July 3, 2007, we received a Wells Notice from the United States Securities and Exchange Commission (“SEC”).  The Wells Notice advised us that the SEC Staff intended to recommend that the SEC bring a civil action against us alleging that we violated Sections 5(a) and 5(c) of the Securities Act of 1933, as amended (the “Act”). The SEC Staff advised that the alleged violations of Sections 5(a) and 5(c) of the Act relate to the issuance of shares of the Company's common stock that were registered under Forms S-8 to certain individuals who allegedly were not eligible to receive shares registered on Form S-8.  The Wells Notice advised that the SEC Staff may seek a permanent injunction against future violations, disgorgement plus prejudgment interest, and civil monetary penalties.

The SEC's Staff, in accordance with Rule 5(c) of the Commission's Rules of Informal and Other Procedures, 17 C.F.R. § 202.5(c), afforded the Company the opportunity to make a “Wells Submission” regarding the SEC Staff's intended recommendations. On August 8, 2007, we submitted a Wells Submission to the Commission setting forth the reasons why no enforcement proceeding should be authorized by the SEC. Although there can be no assurance as to the ultimate outcome, we believe we have meritorious legal and factual defenses in this matter. We cannot predict the outcome of this matter, and an adverse resolution of this matter could have a material adverse effect on our business, financial condition and/or results of operations.

On July 3, 2007, Grant Atkins, the Chief Executive Officer of the Company also received a Wells Notice. The Wells Notice advised Mr. Atkins that the SEC Staff intends to recommend that the SEC bring a civil action against him alleging that he also violated Sections 5(a) and 5(c) of the Act in connection with the issuance of the Company's shares of common stock that were registered under Forms S-8 certain to individuals allegedly who were not eligible to receive shares registered on Form S-8. The SEC Staff indicated that it may recommend that the SEC seek disgorgement plus prejudgment interest, an order prohibiting Mr. Atkins from participating in any offering of penny stock, civil monetary penalties, and a permanent injunction.  On August 6, 2007, Mr. Atkins submitted a Wells Submission to the Commission setting forth the reasons why he should not be charged with violations of the federal securities laws in connection with this investigation. We cannot predict the outcome of the potential claims against Mr Atkins, and an adverse resolution could have a material adverse effect on the Company's business and operations.

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

LEXINGTON RESOURCES, INC.

Dated: August 23, 2007	By:	/s/ Grant Atkins
Grant Atkins
President and Chief Executive Officer

Dated: August 23, 2007	By:	/s/ Grant Atkins
Grant Atkins
Chief Financial Officer