Form 10QSB
period 2007-09-30
LEXINGTON RESOURCES INC
filed 2007-11-19
CIK 1060791

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended September 30, 2007

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of November 16, 2007
Common Stock, $0.00025 par value	38,766,270

Transitional Small Business Disclosure Format (Check one):      Yes ☐ No ☒

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-----------------------------

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

LEXINGTON RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$181,740	$86,241
Accounts receivable, net of allowance for doubtful accounts of $177,367 (2006 - $177,367)	75,128	1,425,450
Due from related parties (Note 8)	76,390	73,916
Prepaid expenses and other	39,354	2,917
Current portion of deferred finance fees	-	39,803
	372,612	1,628,327

ASSETS HELD FOR SALE (Note 5)	-	2,767,225

PROPERTY AND EQUIPMENT (Note 4)
Oil and gas properties - full cost method of accounting
Proved, net of accumulated depletion $1,464,704 (2006 - $1,114,985)	2,237,815	8,408,510
Unproved	1,600,000	5,049,858
	3,837,815	13,458,368
Other equipment, net of accumulated depreciation of $78,002 (2006 - $235,858)	77,790	578,724
	3,915,605	14,037,092

	$4,288,217	$18,432,644

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,296,302	$8,404,178
Due to related parties (Note 8)	154,599	202,881
Promissory note and other short term advances (Note 6)	615,123	640,274
Current portion of convertible notes and accrued interest (Note 6)	-	615,824
Current portion of derivative liability (Note 7)	672,338	-
	7,738,362	9,863,157

LONG TERM DEBT (Note 6)	-	1,295,961
DERIVATIVE LIABILITY (Note 7)	-	1,538,829
	7,738,362	12,697,947

CONTINGENCIES AND COMMITMENTS (Notes 1, 4, 7 & 10)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 7)
Common stock $.00025 par value: 200,000,000 shares authorized
Preferred stock, $.001 par value: 75,000,000 shares authorized
Issued and outstanding:
38,766,270 common shares (December 31, 2006 – 38,766,270)	10,611	10,611
Additional paid-in capital	30,510,613	30,398,613
Common stock purchase warrants	6,181,340	2,009,340
Accumulated deficit	(40,152,709)	(26,683,867)
	(3,450,145)	5,734,697

	$4,288,217	$18,432,644

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period ended		For the nine month period ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES
Oil and gas revenue	$114,634	$153,363	$466,371	$410,873
Drilling and service revenue	955	838,309	60,493	1,527,419

	115,589	991,672	526,864	1,938,292

OPERATING EXPENSES
Operating costs and taxes	159,439	176,619	320,219	294,901
Rig, well and pulling unit expense	680	92,647	56,805	555,537
Salaries, wages and related	-	238,550	77,947	715,493
Depreciation, depletion and amortization	79,016	238,543	451,553	623,693
General and administrative	187,955	363,950	559,290	1,103,279
Impairment of oil and gas properties	8,000,000	-	8,000,000	-
Impairment of other fixed assets	-	-	99,100	-
Investor relations and promotion	-	223,600	37,500	2,154,575

	8,427,090	1,333,909	9,602,414	5,447,478

NET LOSS FROM OPERATIONS	(8,311,501)	(342,237)	(9,075,550)	(3,509,186)

INTEREST AND FINANCE FEES	(15,144)	(147,517)	(349,649)	(3,137,653)
GAIN ON DISPOSAL OF OTHER EQUIPMENT	-	-	342,195	-
GAIN ON DERIVATIVE LIABILITY (Note 6)	-	461,900	-	2,771,400
LOSS ON CONTINGENT LIABILITY (Note 2)	(334,331)	-	(782,556)	-

NET LOSS FOR THE PERIOD	$(8,660,976)	$(27,854)	$(9,865,560)	$(3,875,439)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.22)	$(0.00)	$(0.25)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	38,766,270	38,766,270	38,766,270	32,285,314

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine month period ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,865,560)	$(3,875,439)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Gain on disposal of other equipment	(342,195)	-
Impairment of other equipment	99,100	-
Impairment of oil and gas properties	8,000,000	-
Non–cash expenses	37,500	187,500
Oil and gas depletion	349,719	155,005
Depreciation	101,834	468,688
Non-cash interest and finance fees	146,809	2,880,638
Gain on derivative liability	-	(2,771,400)
Loss on contingent liability	782,556	-
Changes in working capital assets and liabilities:
Accounts receivable	308,131	(538,403)
Prepaid expenses and other	-	16,672
Accounts payable	(1,183,833)	(142,331)
Accrued liabilities	(47,524)	43,058

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,613,463)	(3,576,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of other equipment	(120,000)	(339,879)
Proceeds on disposal of other equipment	3,225,000	-
Oil and gas property disposals (additions)	606,136	(4,938,883)
Cash acquired on acquisition of Oak Hills, net of transaction costs	-	119,544

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,711,136	(5,159,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to related parties	(5,756)	(130,005)
Convertible note repayments	(700,457)	(745,516)
Long term debt repayments	(1,295,961)	(222,423)
Proceeds on sale of common stock	-	9,426,250

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,002,174)	8,328,306

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95,499	(406,924)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,241	520,332

CASH AND CASH EQUIVALENTS, END OF PERIOD	$181,740	$113,408

SUPPLEMENTAL CASH FLOW INFORMATION (Note 9).

The accompanying notes are an integral part of these interim consolidated financial statements.

LEXINGTON RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

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

During the quarter ended June 30, 2007, Oasis Operating, LLC (“Oasis”), an Oklahoma limited liability company, became the new third party contract operator for the Company’s oil and gas assets and exploration properties as part of cost streamlining efforts effected to conserve cash resources.  To facilitate the operator transition, and to decrease liabilities, the Company approved the sale of the majority of its oil and gas related operating fixed assets to Oasis for $300,000.  This asset sale was completed during the quarter ended September 30, 2007.  A director of Oasis is related to a director of the Company.

During the quarter ended September 30, 2007, the Company sold, in three transactions, virtually all its Oklahoma based assets except for the uncompleted Ellis well and three non-operated minority interests in wells drilled by non-related third parties as follows: (a) the Company sold all of its self operated and already developed Oklahoma based wells including Wagnon and Coal Creek leases including six wells developed by the Company and two further wells with minor production, (b) the Company sold all of its Oklahoma based Dylan Peyton LLC operated assets and (c) the Company sold its 25% working interest in Newfield Exploration Mid-Continent, Inc.’s (“Newfield”) POE well and undeveloped lands connected thereto.

Going Concern
The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $7,365,750 at September 30, 2007, has incurred losses since inception of $40,152,709 and further losses are anticipated in the development of its oil and gas properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing losses and property development, obtaining debt settlements and ending litigation regarding debts outstanding, and ultimately on generating future profitable operations. The Company will attempt to fund operations with advances and debt instruments, the sale of assets, as well as further equity placements.

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

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

LEXINGTON RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

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

LEXINGTON RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2:                      SIGNIFICANT ACCOUNTING POLICIES (continued)

(a) Change in accounting principle (continued)
The contingent liability recorded under EITF 00-19-2 and the related changes during the period ended September 30, 2007 are as follows:

	Estimated contingent liability	Actual damages accrued and unpaid to date	Contingent liability carrying value

Balance, January 1, 2007 upon adoption	$1,315,282	$(419,671)	$895,611

Record actual damages accrued during the period	-	(1,005,829)	(1,005,829)
Less: amount of damages paid during the period	(75,960)	75,960	-
Record loss on change in estimated fair value of contingent liability during the period	782,556	-	782,556

Balance, September 30, 2007	$2,021,878	$(1,349,540)	$672,338

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

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the nine months ended September 30, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the nine months ended September 30, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

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

LEXINGTON RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

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

The following unaudited pro forma information for the three month and nine month periods ended September 30, 2006 presents the pro forma results of operations as if the acquisition had occurred as of January 1, 2006.  The pro forma information presented is not necessarily indicative of what would have occurred had the acquisition been made as of January 1, 2006, nor is it necessarily indicative of future results of operations.  The following pro forma amounts give effect to appropriate adjustments for an increase in depreciation, additional intercompany profit elimination and an increase in weighted average shares outstanding.

	For the three Months Ended September 30,	For the Nine Months Ended September 30,
	2006	2006

Revenues	$991,672	$2,284,925

Net loss	$(27,854)	$(3,851,367)

Net loss per share – basic and diluted	$(0.00)	$(0.12)

Weighted average shares outstanding	38,766,270	32,768,830

LEXINGTON RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4:                      PROPERTY AND EQUIPMENT

Property and equipment includes the following:
	September 30,	December 31,
	2007	2006
Oil and gas properties:
Proved, subject to depletion	$13,852,519	$11,673,495
Unproved, not subject to depletion	1,600,000	5,049,858
Accumulated depletion	(1,464,704)	(1,114,985)
Impairment provision	(10,150,000)	(2,150,000)
Net oil and gas properties	3,837,815	13,458,368

Other equipment	163,525	841,859
Accumulated depreciation	(78,002)	(235,858)
Impairment provision	(7,733)	(27,277)
Net other property and equipment	77,790	578,724

Property and equipment, net of accumulated depreciation and depletion	$3,915,605	$14,037,092

For the period ended September 30, 2007, estimated future development costs totaling $2,498,000 were included in costs subject to amortization for the purposes of determining depletion for the period.

Total depletion expense per unit of production for the period ended September 30, 2007 was $3.80 per mcf (2006 - $1.23).

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

LEXINGTON RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4:                      PROPERTY AND EQUIPMENT (continued)

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

During the period ended September 30, 2007, Oasis became the new third party contract operator for the Company’s oil and gas assets and exploration properties as part of cost streamlining efforts effected to conserve cash resources.   A director of Oasis is related to a director of Oak Hills.

During the quarter ended September 30, 2007, we sold all of the Company’s self operated and already developed Oklahoma based wells including Wagnon and Coal Creek leases including six wells developed by the Company and two further wells with minor production for an aggregate of $457,392.

During the quarter ended September 30, 2007, the Company sold all of its Oklahoma based Dylan Peyton LLC operated assets to Dylan Peyton LLC in exchange for the write-off of $1,042,191 in amounts due to the Company from Dylan Peyton LLC, the settlement of $965,999 due by the Company to Dylan Peyton, LLC, and the settlement of various related issues, other unrecorded items under dispute and disagreements between the parties.

As a result of the disposals of certain property interests during the period as described in more detail herein, and the Company’s ongoing assessment of impairment to carrying values, during the period $3,183,048 was transferred from unproven properties to properties subject to depletion.  Further, as a result of the application of the ceiling test and other valuation estimates, the Company recorded an impairment of the carrying value of its properties subject to depletion totaling $8,000,000.

Sale of Other Undeveloped Acreage
During the first and second quarters of 2007, the Company sold approximately 719 acres of Barnett Shale targeted exploration leases located in Hood County, Texas for net proceeds of approximately $380,000.  Also during this period, the Company received $8,125 as compensation for forfeiting the right to participate in a new well on the Panther Creek prospect.

During the quarter ended September 30, 2007, the Company sold its 25% working interest in its POE well and undeveloped lands connected thereto to Newfield Exploration Mid-Continent, Inc. (“Newfield”) for $626,704 by offsetting $590,267 in amounts owed to Newfield and the receipt of $36,437 in cash.

Unproven Properties
The following is a summary of the transactions involving the Company’s unproven properties not subject to depletion:

	Acquisition Costs	Development Costs	Total

Balance, December 31, 2006	$2,067,267	$2,982,591	$5,049,858
Incurred during the period	-	121,426	121,426
Proceeds from disposals during the period	-	(388,236)	(388,236)
Allocated to properties subject to amortization	(467,267)	(2,715,781)	(3,183,048)

Balance, September 30, 2007	$1,600,000	$-	$1,600,000

LEXINGTON RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5:                      ASSETS HELD FOR SALE AND DISPOSAL OF OTHER EQUIPMENT

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

On June 24, 2007, the Company approved the sale of certain oil and gas related operating fixed assets to Oasis for $300,000.  As at June 30, 2007, these assets were reclassified to assets held for sale at their estimated net recoverable amount of $300,000 resulting in an impairment of the carrying value of these assets totaling $99,100 being recorded during the period.  During the period ended September 30, 2007, this transaction was completed with the Company receiving the $300,000 consideration by way of amounts owing by the Company to Oasis and other parties related to Oasis and / or the Company.

NOTE 6:                      LONG TERM DEBT, SHORT TERM DEBT AND OTHER ADVANCES

During the period ended September 30, 2007, the Company had the following activity in connection with long term debt, short term debt and other advances:

Promissory note
On December 20, 2005, the Company obtained an unsecured loan by way of promissory note from a shareholder of the Company totaling $600,000. The term of the loan is for two years with interest calculated at 10% per annum.  Interest is to be paid on a quarterly basis with the principal to be repaid on or before the two year loan period.  As of September 30, 2007, $15,123 (December 31, 2006 - $40,274) of accrued interest remains unpaid on this loan.

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

Secured convertible notes
As at December 31, 2006, the Company had secured convertible debt principal outstanding of $700,457 less an unamortized discount of $107,006 resulting in a net carrying value of $593,451 which, including accrued interest of $22,373, was recorded as a current liability.  The convertible notes were due September 15, 2007 and bear interest at a rate of 8% per annum.  The repayment of the notes has been guaranteed by Lexington supported by a collateral security agreement covering all the assets of Lexington.  On January 26, 2007, the Company repaid all outstanding convertible promissory notes principal of $700,457, accrued interest of $32,105, and a 20% penalty repayment amount of $146,512 for an aggregate amount of $879,074 to the remaining convertible note holders who had a secured interest on the assets of Lexington.

LEXINGTON RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7:                      STOCKHOLDERS' EQUITY

The authorized capital of the Company consists of 200,000,000 voting common shares with $0.00025 par value, and 75,000,000 non-voting preferred shares with $0.001 par value.

Common Stock Issuances –period ended September 30, 2007
The Company did not issue any shares of common stock during the period ended September 30, 2007.

Liquidated damages related to common stock and warrants issued to investors in the 2006 private placement
During 2006, the Company completed a private placement pursuant to which the Company issued an aggregate of 7,650,000 units ("Unit") of the Company’s securities at a subscription price of U.S. $1.00 per Unit for total gross proceeds of $7,650,000; with each Unit being comprised of one common share and one non-transferable common stock purchase warrant ("Warrant").  Each resulting Warrant entitles the subscriber to purchase an additional common share (“Warrant Share”) of the Company at a price of $1.25 per share for the period commencing upon the date of issuance of the Units by the Company and ending on the day which is the earlier of (i) 18 months from the date of issuance of the Units and (ii) 12 months from the effective date of the Company’s proposed registration statement.  Both the Warrant Shares and the common shares issued pursuant to the private placement offering are to be proposed for registration under the United States Securities Act of 1933, as amended.  The Company paid finders fees of 5% of the gross cash proceeds received under the private placement offering and 10% restricted common shares on the gross units issued, with such restricted shares carrying piggy back registration rights.  Of the total Units sold, 7,450,000 are subject to potential damages relating to the registration requirement.  Effective July 3, 2006, the Company filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the common stock purchase warrants.  This registration statement was not declared effective before financial penalties were due pursuant to registration timing.  During the period the Company paid $75,960 in penalties leaving $1,349,5405 accrued and unpaid as at September 30, 2007 (December 31, 2006 - $419,671) which have been included in accounts payable and accrued liabilities.  The Company continues to incur 1.5% of $7,450,000 raised per month of delay until the Registration Statement is declared effective.

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

NOTES TO FINANCIAL STATEMENTS

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

$1,538,829

LEXINGTON RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7:                      STOCKHOLDERS' EQUITY (continued)

Share Purchase Warrants
A summary of the Company’s stock purchase warrants and related activity is presented below:

	Number of Warrants	Weighted average exercise price per share	Weighted average remaining contractual life (in years)

Balance at December 31, 2006	11,399,000	$1.21	1.11
Issued during the period	-	-
Exercised during the period	-	-
Expired during the period	-	-
Balance at September 30, 2007	11,399,000	$1.21	0.47

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

The Plan allows for a total of 7,500,000 options outstanding of which 1,285,000 were outstanding as at September 30, 2007 and December 31, 2006 resulting in options available for grant of 6,215,000.  To date, all options granted under the Plan have been immediately vested and exercisable, and accordingly, there is no unrecognized stock based compensation expense as at September 30, 2007 or December 31, 2006.

As at September 30, 2007 and December 31, 2006, the Company had no stock options outstanding for which the exercise price was lower than the market value of the Company’s common stock.

The total estimated intrinsic value of options exercised during the period ended September 30, 2007 was $NIL (year ended December 31, 2006 - $19,100).  No stock options were granted during the period ended September 30, 2007 or the year ended December 31, 2006.

A summary of the Company’s stock options and related activity is presented below:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)

Outstanding at December 31, 2006	1,285,000	$1.72	3.16
Granted during the period	-	-
Cancelled during the period	-	-
Exercised during the period	-	-
Outstanding at September 30, 2007	1,285,000	$1.72	2.41

LEXINGTON RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7:                      STOCKHOLDERS' EQUITY (continued)

A summary of information about stock options as at September 30, 2007 is as follows:

Exercise Price	Number of options outstanding and exercisable	Weighted average remaining contractual life (in years)

$0.167	50,000	1.14
$1.00	5,000	1.35
$1.25	850,000	2.89
$3.00	380,000	1.53

	1,285,000

NOTE 8:                      RELATED PARTY TRANSACTIONS

Related party transactions not otherwise disclosed elsewhere are listed as follows:

The Company previously entered into a one year contract with IMT on November 10, 2003, a private company that performs a wide range of management, administrative, financial, and business development services to the Company. The contract has been renewed annually. During the period ended September 30, 2007, the Company incurred $30,000 (2006 - $90,000) in fees to IMT.

During the period ended September 30, 2007, the Company incurred (a) $45,000 to its officers for management fees (2006 - $135,000), (b) $NIL to an officer and director for legal and other expense reimbursements (2006 - $15,000) and (c) $5,000 in fees to a director (2006 - $40,000).  As at September 30, 2007, the Company owes $154,599 (December 31, 2006 - $202,881) to these related parties.

During the period ended September 30, 2007, the Company incurred $67,500 (2006 - $65,769) in fees to the sole officer and director of Oak Hills who is also a director of the Company.  In addition, Oak Hills incurred $22,750 (2006 - $31,500) to this director and a relative of this director for rent on the Company’s field offices in Oklahoma.  This director has previously been assigned a 10% carried working interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of the Farm-Out Agreement and to compensate for his services relating to operation and completion of wells to be located on the Wagnon lease, and has also been provided the right to purchase up to an additional 5% working interest of the Company’s total interest in all wells drilled by the Company on its properties provided that funds for this participation are paid prior to the commencement of drilling of said wells.  During the periods ended September 30, 2007 and 2006, no compensation was recorded in connection with the costs of this carried working interest.  As at September 30, 2007, a total of $76,390 (December 31, 2006 - $73,916) is owed to the Company from this director and / or affiliates of this director for costs incurred in connection with certain well interests.

During the quarter ended September 30, 2007, Oasis became the new third party contract operator for the Company’s oil and gas assets and exploration properties as part of cost streamlining efforts effected to conserve cash resources.  To facilitate the operator transition, and to decrease liabilities, the Company approved the sale of the majority of its oil and gas related operating fixed assets to Oasis for $300,000.  A director of Oasis is related to a director of the Company.

On June 24, 2007, the Company approved the sale of certain oil and gas related operating fixed assets to Oasis for $300,000.  As at September 30, 2007, these assets were reclassified to assets held for sale at their estimated net recoverable amount of $300,000 resulting in an impairment of the carrying value of these assets totaling $99,100 being recorded during the period.  Amounts owing pursuant to this agreement will be offset against amounts subsequently owed by the Company to Oasis in connection with their ongoing operator activities.

Refer to Notes 3, 4 and 5.

LEXINGTON RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9:                      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

In connection with the oil and gas property disposals as described in more detail in Note 4, the Company received non-cash proceeds consisting of the settlement of accounts payable totaling $1,556,266 and the assumption of additional payables by the purchaser of $114,186 which were further offset by the Company’s agreement to write off accounts receivable owing to certain purchasers totaling $1,042,191.

	For the Nine Months Ended September 30,
	2007	2006
Cash paid during the period for:
Interest and debt payout penalties	$552,379	$208,829

Income taxes	$-	$-

NOTE 10:                      LITIGATION

To date the Company has received twenty-two lawsuits from creditors of the Company for the payment of services and goods totaling approximately $2,208,426 with $418,072 of the amount forming summary judgments or partial summary judgments against the Company.  The Company also currently has one well lien for the payment of services and goods totaling approximately $2,454, and nineteen demand letters for the payment of services and goods totaling approximately $392,781 pursuant to expenditures incurred in the development of oil and gas assets on the Company’s leasehold interests.  All amounts owing in connection with these law suits, well liens and demand letters have been accrued, as applicable, as of September 30, 2007 and December 31, 2006.  During the period and subsequently, the Company settled certain of these debts totaling $270,482 utilizing $102,917 in cash, $64,209 in amounts assigned to and assumed by Dylan Peyton LLC, and the write down of amounts owing in the amount of $103,356.

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

On July 3, 2007, Grant Atkins, the Chief Executive Officer of the Company also received a Wells Notice. The Wells Notice advised Mr. Atkins that the SEC Staff intends to recommend that the SEC bring a civil action against him alleging that he also violated Sections 5(a) and 5(c) of the Act in connection with the issuance of the Company's shares of common stock that were registered under Forms S-8 certain to individuals allegedly who were not eligible to receive shares registered on Form S-8. The SEC Staff indicated that it may recommend that the SEC seek disgorgement plus prejudgment interest, an order prohibiting Mr. Atkins from participating in any offering of penny stock, civil monetary penalties, and a permanent injunction.  On August 6, 2007, Mr. Atkins submitted a Wells Submission to the Commission setting forth the reasons why he should not be charged with violations of the federal securities laws in connection with this investigation. We cannot predict the outcome of the potential claims against Mr. Atkins, and an adverse resolution could have a material adverse effect on the Company's business and operations.

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

Oil and Gas Properties

As of the date of this Quarterly Report, we have an aggregate of approximately 2,944 gross developed acres, 2,200 net undeveloped acres and 3,257 gross undeveloped acres, 1,771 net developed acres pursuant to leases and/or concessions in Texas and Oklahoma. During the nine-month period ended September 30, 2007, we have engaged in three separate transactions pursuant to which we sold substantially all of our Oklahoma based working interests in certain properties as disclosed below. During the nine-month period ended September 30, 2007, we have been attempting to settle over $4,500,000 in trade payables, and are currently not in an active stage of development of any of our wells or prospects. Our interests in the properties developed in both Oklahoma and Texas did not achieve results as anticipated. Most undeveloped acreage in Texas has been either sold, or has had their lease terms expire. Therefore, we consider ourselves in a retrenchment phase of operation. As of the date of this Quarterly Report, our remaining Oklahoma based interests in material mineral properties are briefly summarized below.

Oklahoma

•
Coal Creek Prospect in Hughes and Pittsburg Counties, Oklahoma. The Ellis 1-15 well, in which we have a 44% working interest, is not completed. Paluca Petroleum, Inc. receives a 10% carried interest of our working interest pursuant to a farm-out agreement.  The well is not completed or producing.

•	H-9 Prospect in Hughes County, Oklahoma. We have a 5.67% working interest in the Gates 1-19 and 2-19 wells, which were drilled by Orion Exploration, Inc. and are completed and in production.

Newfield Exploration Mid-Continent, Inc. Agreement

On August 14, 2007, we entered into an agreement (the “Newfield Agreement”) with Newfield Exploration Mid-Continent, Inc. (“Newfield”). In accordance with the terms and provisions of the Newfield Agreement, we sold to Newfield all of our rights, title and interest in and to our leasehold interests in certain properties located in Hughes County, Oklahoma, which primarily included the Panther Creek Prospect in Hughes County, Oklahoma, and the Poe 1-29 well and associated undeveloped lands connected thereto (collectively, the “Property”). In accordance with further terms and provisions of the Newfield Agreement, Newfield acquired all of our rights, title and interest in the Property and paid to us an aggregate purchase price of $626,704, of which $590,267 was used to offset amounts owed by us to Newfield and $36,437 was cash.

Dylan Peyton LLC Agreement

On September 1, 2007, we entered into a Buy Out Agreement (the “Dylan Peyton Agreement”) with Dylan Peyton LLC (“Dylan Peyton”). We had previously entered into a joint exploration agreement with Dylan Peyton, which involved our land and leases primarily in Hughes and McIntosh Counties in Oklahoma, pursuant to which we shared together with Paluca Energy, LLC (“Paluca”) working interests in certain properties with Dylan Peyton. As a result, together with Paluca and in accordance with the terms and provisions of the Dylan Peyton Agreement, we sold our interest in and to all Oklahoma based properties jointly developed with Dylan Peyton which included wells drilled:  (i) the Peyton 1-25, Nicole 2-23H, and the Dylan 1-24H (collectively, the “Dylan Peyton Properties”). In accordance with further terms and provisions of the Dylan Peyton Agreement, we sold our right, title and interests in the Dylan Peyton Properties to Dylan Peyton in exchange for the write-off of $1,042,191 due to the Company from Dylan Peyton, a settlement of $965,999 due from us to Dylan Peyton, and a settlement of various related issues, other unrecorded items under dispute and disagreement with Dylan Peyton.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

GENERAL (continued)

Wagnon and Coal Creek Properties

On August 29, 2007, we entered into an agreement with Avatar Energy LLC, John Swadley, and Dylan Peyton LLC (the “Agreement”) to sell all of our rights, title and interest in and to the land and leases relating to wells previously drilled and developed: Bryce 3-2, Caleigh 4-2, Kyndall 2-2, Kellster #1, Lex 1-34, and Brumbaugh 1-10, as well as Betsey and Fix wells for $457,392 in gross proceeds of which $114,186 was provided to a third party vendor that was owed this amount by the Company. The payment of the third party vendor was a term and condition of the Agreement.

New Oil and Gas Operator Appointed/Sale of Assets

During the nine-month period ended September 30, 2007, Oasis Operating, LLC (“Oasis”) became our new third-party contractor for our oil and gas assets and exploration properties as part of cost streamlining efforts effected to conserve cash resources. On June 24, 2007, we approved the sale of certain oil and gas related operating fixed assets to Oasis for $300,000. During September 2007, this transaction was consummated resulting in amounts owing offset against amounts subsequently owed by us to Oasis in connection with Oasis’ ongoing operator activities. A director of Oasis is related to a director of Oak Hills.

RESULTS OF OPERATIONS

Nine-Month Period Ended September 30, 2007 Compared to Nine-Month Period Ended September 30, 2006.

Our net loss for the nine-month period ended September 30, 2007 was approximately ($9,865,560) compared to ($3,875,439) for the nine-month period ended September 30, 2006 (an increase of $5,990,121).

During the nine-month period ended September 30, 2007, we generated $526,864 in gross revenue compared to $1,938,292 in gross revenue generated during the nine-month period ended September 30, 2006 (a decrease of $1,411,428). Gross revenue resulted primarily from oil and gas revenue of $466,371 (2006: $410,873) and $60,493 (2006: $1,527,419) in well drilling and services revenue generated by our subsidiary, Oak Hills. Drilling and service revenue of $60,493 declined from $1,527,419 during the same period in 2006 resulting from the sale of our drilling rig. Oil and gas revenue of $466,371 increased from $410,873 during the same period in 2006 resulting from increased price of gas sold. Prices from natural gas averaged $5.07 per mcf (net of marketing and transportation costs) during the nine-month period ended September 30, 2007 compared to $4.06 per mcf for the nine-month period ended September 30, 2006. Volume of gas sold for the nine-month period ended September 30, 2007 was approximately 92,047 mcf down from approximately 101,225 mcf from the nine-month period ended September 30, 2006. The decline in the amount of gas sold was due to a moderate decline in production and the sale of producing gas wells at the end of the period.

During the nine-month period ended September 30, 2007, we incurred operating expenses in the aggregate amount of $9,602,414 compared to $5,447,478 incurred during the nine-month period ended September 30, 2006 (an increase of $4,154,936). The operating expenses incurred during the nine-month period ended September 30, 2007 consisted of: (i) operating costs and taxes of $320,219 (2006: $294,901); (ii) depreciation, depletion and amortization of $451,553 (2006: $623,693); (iii) general and administrative of $559,290 (2006: $1,103,279); (iv) impairment of oil and gas properties of $8,000,000 (2006: $-0-); (v) impairment of other fixed assets of $99,100 (2006: $-0-); (vi) investor relations and promotion of $37,500 (2006: $2,154,575); (vii) drilling rig, well and pulling unit expense of $56,805 (2006: $555,537); and (viii) salaries, wages and related of $77,947 (2006: $715,493). The increase in operating expenses incurred during the nine-month period ended September 30, 2007 compared to the nine-month period September 30, 2006 resulted primarily from recording of impairment of oil and gas properties of $8,000,000 relating to the disposition of our interests in the properties described above. However, there was a decrease in other operating expenditures including: (i) rig, well and pulling unit expense relating to our subsidiary, Oak Hills, and the sale of the drilling rig previously owned by Oak Hills; (ii) overall general administration expenses resulting from the decrease in scale and scope of well drilling operations; and (iii) investor relations and promotion relating to investor awareness programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

RESULTS OF OPERATIONS (continued)

Of the $9,602,414 incurred as operating expenses during the nine-month period ended September 30, 2007, an aggregate of $90,000 was incurred in fees payable to International Market Trend (“IMT”) for amounts due and owing for operational, administrative and consulting services rendered during the nine-month period ended September 30, 2007. On November 10, 2003, we entered into a consulting agreement with IMT (the “Consulting Agreement”), whereby IMT performs a wide range of management, administrative, financial, and business development services for us. The contract with IMT has been renewed annually.

Of the $9,602,414 incurred as operating expenses during the nine-month period ended September 30, 2007: (i) an aggregate of $45,000 was incurred to our officers/directors for management fees; and (ii) an aggregate of $5,000 was incurred to one of our directors for fees. As of September 30, 2007, an aggregate of $154,599 was due and owing to these officers/directors. Furthermore, an additional $67,500 was incurred to Mr. Humphreys, who is also the sole officer and director of Oak Hills, as compensation during the nine-month period ended September 30, 2007. In addition, Oak Hills incurred $22,750 to Mr. Humphreys and a relative of this director for rent on our field offices in Oklahoma. As at September 30, 2007, $76,390 is owed to us from Mr. Humphreys and/or affiliates of Mr. Humphreys for costs incurred in connection with certain well interests. Subsequent to September 30, 2007, we have received $-0- of this amount due and owing. This director had previously been assigned a 10% carried working interest in each well successfully drilled on the Wagnon lease, as partial compensation for his involvement in obtaining and facilitating the execution of a farm-out agreement and for his services relating to operation and completion of wells to be located on the Wagnon lease, and had also been provided the right to purchase up to an additional 5% working interest of our total interest in all wells drilled by us on our properties provided that funds for this participation are paid prior to the commencement of drilling of said wells. During the nine-month period ended September 30, 2007, no compensation was recorded in connection with the costs of this carried working interest.

During the nine-month period ended September 30, 2007, interest and finance fees of $349,649 (2006: $3,137,653) were incurred. Moreover, a loss of $782,556 (2006: $-0-) was recorded as a contingent liability and related changes. During the nine-month period ended September 30, 2007, we recorded a gain on disposal of other equipment of $342,195 (2006: $-0-), which offset our net loss from operations.

Our net loss during the nine-month period ended September 30, 2007 was ($9,865,560) or ($0.25) per share compared to a net loss of ($3,875,439) or ($0.12) per share for the nine-month period ended September 30, 2006. The weighted average number of shares outstanding was 38,766,270 at the nine-month period ended September 30, 2007 compared to 32,285,314 at the nine-month period ended September 30, 2006.

Three-Month Period Ended September 30, 2007 Compared to Three-Month Period Ended September 30, 2006.

Our net loss for the three-month period ended September 30, 2007 was approximately ($8,660,976) compared to ($27,854) for the three-month period ended September 30, 2006 (an increase of $8,633,122).

During the three-month period ended September 30, 2007, we generated $115,589 in gross revenue compared to $991,672 in gross revenue generated during the three-month period ended September 30, 2006 (a decrease of $876,083). Gross revenues resulted primarily from oil and gas revenue of $114,634 (2006: $153,363) and $955 (2006: $838,309) in well drilling and services revenue generated by our subsidiary, Oak Hills. Drilling and service revenue of $955 declined from $838,309 during the same period in 2006 resulting from the sale of our drilling rig. Oil and gas revenue of $114,634 decreased from $153,363 during the same period in 2006 resulting from a decrease in volume of gas sold.

During the three-month period ended September 30, 2007, we incurred operating expenses in the aggregate amount of $8,427,090 compared to $1,333,909 incurred during the three-month period ended September 30, 2006 (an increase of $7,093,181). The operating expenses incurred during the three-month period ended September 30, 2007 consisted of: (i) operating costs and taxes of $159,439 (2006: $176,619); (ii) depreciation, depletion and amortization of $79,016 (2006: $238,543); (iii) general and administrative of $187,955 (2006: $363,950); (iv) impairment of oil and gas properties of $8,000,000 (2006: $-0-) (v) investor relations and promotion of $-0- (2006: $223,600); (vi) drilling rig, well and pulling unit expense of $680 (2006: $92,647); and (vi) salaries, wages and related of $-0- (2006: $238,550). The increase in operating expenses incurred during the three-month period ended September 30, 2007 compared to the three-month period September 30, 2006 resulted primarily from the recording of $8,000,000 in impairment of oil and gas properties. However, there was a decrease in other operating expenditures including: (i) rig, well and pulling unit expense relating to our subsidiary, Oak Hills, and the sale of the drilling rig previously owned by Oak Hills; (ii) overall general administration expenses resulting from the decrease in scale and scope of well drilling operations; and (iii) investor relations and promotion relating to investor awareness programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

RESULTS OF OPERATIONS (continued)

Our net loss from operations during the three-month period ended September 30, 2007 also included: (i) $15,144 (2006: $147,517) related to interest and finance fees; (ii) a loss of $334,331 (2006: $-0-) related to a contingent liability; and (iii) a gain of $-0- (2006: $461,900) related to a derivative liability. Together with operating expenses, this resulted in a net loss of ($8,660,976). The increase in net loss during the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006 is attributable primarily to the recognition of the impairment of oil and gas properties of $8,000,000 during the three-month period ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of September 30, 2007, our current assets were $372,612 and our current liabilities were $7,738,362, resulting in a working capital deficit of $7,365,750. As at the nine-month period ended September 30, 2007, current assets were comprised of: (i) $181,740 in cash and cash equivalents; (ii) $75,128 in accounts receivable, net of allowance for doubtful accounts of $177,367; (iii) $76,390 in amounts due from related parties; and (iv) $39,354 in prepaid expenses and other. As at the nine-month period ended September 30, 2007, our current liabilities were comprised of: (i) $6,296,302 in accounts payable and accrued liabilities; (ii) $615,123 in promissory note and other short term advances; (iii) $154,599 in amounts due to related parties; and (iv) $672,338 in current portion of derivative liability. See “ - Material Commitments.”

As of September 30, 2007, our total assets were $4,288,217 comprised of: (i) $372,612 in current assets; (ii) $2,237,815 in carrying value of proved oil and gas properties (net of accumulated depletion of $1,464,704); (iii) $1,600,000 in carrying value of unproved oil and gas properties; and (iv) $77,790 in other equipment (net of accumulated depreciation of $78,002). The decrease in total assets during the nine-month period ended September 30, 2007 from fiscal year ended December 31, 2006 was primarily due to a decrease in carrying value of proved and unproved oil and gas properties relating to the disposition of such properties as described above and from well drilling and leasehold related capital expenditures.

As of September 30, 2007, our total liabilities were $7,738,362 comprised of $7,738,362 in current liabilities. The decrease in total liabilities during the nine-month period ended September 30, 2007 from fiscal year ended December 31, 2006 was primarily due to a decrease in derivative liability of $1,538,829, a decrease in long term debt of $1,295,961, and a decrease in accounts payable and accrued liabilities of $2,107,876.

Stockholders’ equity decreased from $5,734,697 as of December 31, 2006 to ($3,450,145) as of September 30, 2007.

We have not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2007, net cash flow used in operating activities was ($1,613,463) compared to net cash flow used in operating activities of ($3,576,012) for the nine-month period ended September 30, 2006. Net cash flow used in operating activities during the nine-month period ended September 30, 2007 consisted primarily of a net loss of ($9,865,560) adjusted by $8,000,000 relating to impairment of oil and gas properties, $99,100 relating to impairment of other equipment, $146,809 relating to non-cash interest and finance fee expenses, ($342,195) relating to gain on disposal of other equipment, $349,719 relating to oil and gas depletion, $101,834 in depreciation,  $37,500 in non-cash expenses, and $782,556 in loss on contingent liability. Net cash flow used in operating activities during the nine-month period ended September 30, 2007 also reflected changes in working capital assets and liabilities of ($1,183,833) in accounts payable, ($47,524) in accrued liabilities, and $308,131 in accounts receivable.

During the nine-month period ended September 30, 2007, net cash flow provided by investing activities was $3,711,136 compared to net cash flow used in investing activities of ($5,159,218) for the nine-month period ended September 30, 2006. Net cash flow provided by investing activities during the nine-month period ended September 30, 2007 was primarily the result of $3,225,000 in proceeds on disposal of the drilling rig and other equipment and $606,136 in disposal of oil and gas properties adjusted by ($120,000) in purchases of other equipment.

During the nine-month period ended September 30, 2007, net cash flow used in financing activities was ($2,002,174) compared to net cash flow from financing activities of $8,328,306 for the nine-month period ended September 30, 2006. Net cash flow used in financing activities during the nine-month period ended September 30, 2007 pertained primarily to ($1,295,961) in long-term debt repayments, ($700,457) in convertible note repayments, and ($5,756) in advances to related parties.

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

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

PLAN OF OPERATION (continued)

Effective July 3, 2006, we filed the 2006 Registration Statement under the Securities Act of 1933, as amended (the “Securities Act”) to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the Warrants. The 2006 Registration Statement was not declared effective before financial penalties were due pursuant to registration timing. During the nine-month period ended September 30, 2007, we have paid $75,960 in penalties leaving $1,349,540 accrued and unpaid as at September 30, 2007. As of the date of this Quarterly Report, we continue to incur 1.5% of $7,450,000 raised per month of delay until the 2006 Registration Statement is declared effective by the Securities and Exchange Commission.

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

Modified Going Concern Note

The reports of the independent registered public accounting firms that accompany our December 31, 2006 and December 31, 2005 consolidated financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. The “going concern” note has been modified to states that “the consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $7,365,750 at September 30, 2007, has incurred losses since inception of $40,152,709 and further losses are anticipated in the development of its oil and gas properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing losses and property development, obtaining debt settlements and ending litigation regarding debts outstanding, and ultimately on generating future profitable operations. The Company will attempt to fund operations with advances and debt instruments, the sale of assets, as well as further equity placements.

MATERIAL COMMITMENTS

Promissory Note

During 2007, a material commitment for us relates to an unsecured promissory note from one of our shareholders aggregating $600,000 (the "Promissory Note"). The provisions of the Promissory Note are:(i) two-year term with interest at the rate of 10% per annum; and (ii) interest to be paid on a quarterly basis with the principal to be repaid on or before the due date of the Promissory Note. As at September 30, 2007, there is $15,123 of accrued and unpaid interest on this loan.

2006 Registration Statement Penalties

On July 3, 2006, we filed the 2006 Registration Statement to register the 8,415,000 common shares issued and 7,650,000 common shares underlying the Warrants. The 2006 Registration Statement was not declared effective before financial penalties were due pursuant to registration timing. Penalties accrued and unpaid to September 30, 2007 aggregate $1,349,540. As of the date of this Quarterly Report, we continue to incur 1.5% of $7,450,000 raised per month of delay until the registration statement is declared effective by the Securities and Exchange Commission.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Grant Atkins, our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation, our Chief Financial Officer of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our nine-month quarterly period ended September 30, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the fourth quarter of 2006 and to the date of this Quarterly Report, we have received twenty-two law suits from our creditors for the payment of services and goods totaling approximately $2,208,426 with $418,072 of the amount forming summary judgments or partial summary judgments against us. We also currently have one well lien for the payment of services and goods totaling approximately $2,454 (which has been reduced from the previous reported amount of $116,622) and nineteen demand letters for the payment of services and goods totaling approximately $392,781 pursuant to expenditures incurred in the development of oil and gas assets on our leasehold interests. All amounts owing in connection with these law suits, mediation requests, well liens and demand letters have been accrued, as applicable, as of September 30, 2007. During the nine-month period ended September 30, 2007, we settled certain of these debts totaling $270,482 utilizing $102,917 in cash, $64,209 in amounts assigned to and assumed by Dylan Peyton, and the write down of amounts owing in the amount of $103,356.

On July 3, 2007, we received a Wells Notice from the United States Securities and Exchange Commission (“SEC”).  The Wells Notice advised us that the SEC Staff intended to recommend that the SEC bring a civil action against us alleging that we violated Sections 5(a) and 5(c) of the Securities Act of 1933, as amended (the “Act”). The SEC Staff advised that the alleged violations of Sections 5(a) and 5(c) of the Act relate to the issuance of our shares of common stock that were registered under Forms S-8 to certain individuals who allegedly were not eligible to receive shares registered on Form S-8.  The Wells Notice advised that the SEC Staff may seek a permanent injunction against future violations, disgorgement plus prejudgment interest, and civil monetary penalties.

The SEC's Staff, in accordance with Rule 5(c) of the Commission's Rules of Informal and Other Procedures, 17 C.F.R. § 202.5(c), afforded us the opportunity to make a “Wells Submission” regarding the SEC Staff's intended recommendations. On August 8, 2007, we submitted a Wells Submission to the Commission setting forth the reasons why no enforcement proceeding should be authorized by the SEC. Although there can be no assurance as to the ultimate outcome, we believe we have meritorious legal and factual defenses in this matter. We cannot predict the outcome of this matter, and an adverse resolution of this matter could have a material adverse effect on our business, financial condition and/or results of operations.

On July 3, 2007, Grant Atkins, our Chief Executive Officer, also received a Wells Notice. The Wells Notice advised Mr. Atkins that the SEC Staff intends to recommend that the SEC bring a civil action against him alleging that he also violated Sections 5(a) and 5(c) of the Act in connection with the issuance of our shares of common stock that were registered under Forms S-8 certain to individuals allegedly who were not eligible to receive shares registered on Form S-8. The SEC Staff indicated that it may recommend that the SEC seek disgorgement plus prejudgment interest, an order prohibiting Mr. Atkins from participating in any offering of penny stock, civil monetary penalties, and a permanent injunction.  On August 6, 2007, Mr. Atkins submitted a Wells Submission to the Commission setting forth the reasons why he should not be charged with violations of the federal securities laws in connection with this investigation. We cannot predict the outcome of the potential claims against Mr. Atkins, and an adverse resolution could have a material adverse effect on our business and operations.

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

Effective on May 2, 2007, our Board of Directors accepted the resignation of Mr. Gino Cicci as a director.

ITEM 6. EXHIBITS

10.1	Agreement dated August 14, 2007 between Lexington Resources, Inc. and Newfield Exploration Mid-Continent, Inc.

10.2	Buy Out Agreement dated September 1, 2007 between Lexington Resources, Inc., Paluca Petroleum, LLC and Dylan Peyton LLC.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON RESOURCES, INC.

Dated: November 19, 2007	By:	/s/ Grant Atkins
Grant Atkins, President and
Chief Executive Officer

Dated: November 19, 2007	By:	/s/ Grant Atkins
Grant Atkins, Chief Financial
Officer